Form 10-Q
period 2010-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2010-08-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-160463

Resource Real Estate Opportunity REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0331816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☑  This registrant’s Registration Statement on Form S-11, as amended (File No. 333-160463), was declared effective June 16, 2010.  This is the first report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of August 12, 2010, there were 1,337,876 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets – June 30, 2010 and December 31, 2009 (unaudited)	3
	Consolidated Statements of Operations − Three and Six Months Ended June 30, 2010 (unaudited) and the period from June 3, 2009 (date of inception) to June 30, 2009 and the period from June 3, 2009 to June 30, 2010	4
	Consolidated Statement of Changes in Stockholders’ Equity − For the Period from June 3, 2009 (date of inception) to June 30, 2010 (unaudited)	5
	Consolidated Statements of Cash Flows − Six Months Ended June 30, 2010 (unaudited) and the period from June 3, 2009 (date of inception) to June 30, 2009 and the period from June 3, 2009 to June 30, 2010	6
	Notes to Consolidated Financial Statements – June 30, 2010 (unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17

PART II	OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 6.	Exhibits	19
SIGNATURES		20

(Back to Index)

(Back to Index)

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash	$11,270	$749
Prepaid expenses and other assets	19	12
Deferred offering costs	3,120	2,153
Total assets	$14,409	$2,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$3,336	$2,281
Investor contributions held in escrow	−	548
Accounts payable and accrued expenses	416	−
Total liabilities	3,752	2,829

Stockholders’ equity:
Preferred stock (par value $.01, 10,000,000 shares authorized, 0 issued and outstanding)	−	−
Convertible stock (“promote shares”) (par value $.01; 50,000 shares authorized, 50,000 and 0 issued and outstanding)	1	−
Common stock (par value $.01; 1,000,000,000 shares authorized, 1,279,227 and 20,000 issued and outstanding)	13	−
Additional paid-in capital	11,251	200
Accumulated deficit during development stage	(608)	(115)

Total stockholders’ equity	10,657	85

Total liabilities and stockholders’ equity	$14,409	$2,914

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended	Six Months Ended	For the period from June 3, 2009 (date of inception) to	For the period from June 3, 2009 (date of inception) to
	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2010
Revenues:
Interest income	$15	$18	$ −	$19

Expenses:
Operating	252	511	26	622
Organizational	−	−	5	5
Total expenses	252	511	31	627
Net loss	$(237)	$(493)	$(31)	$(608)

Weighted average shares outstanding	985	585	N/M	282

Net loss per weighted average share	$(0.24)	$(0.84)	N/M	$(2.16)

N/M – Not Meaningful

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from June 3, 2009 (date of inception) to June 30, 2010
(in thousands, except share data)
(unaudited)

								Accumulated
							Additional	Deficit during
	Common Stock			Convertible Stock			Paid-in	Development
	Shares	Amount		Shares	Amount		Capital	Stage	Total
Balance at June 3, 2009	−	$	−	−	$	−	$ −	$ −	$	−
Issuance of stock	20,000		−	−		−	200	−		200
Net loss	−		−	−		−	−	(115)		(115)
Balance at December 31, 2009	20,000		−	−		−	200	(115)		85
Issuance of stock	1,263,727		13	5,000		1	12,574	−		12,588
Conversion of common to convertible stock	(4,500)		−	45,000		−	−	−		−
Offering costs	−		−	−		−	(1,523)	−		(1,523)
Net loss	−		−	−		−	−	(493)		(493)
Balance at June 30, 2010	1,279,227		$13	50,000		$1	$11,251	$(608)		$10,657

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
(A Maryland Corporation in the Developmental Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended	For the period from June 3, 2009 (date of inception) to	For the period from June 3, 2009 (date of inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(493)	$(31)	$(608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7)	−	(19)
Accounts payable and accrued expenses	416	−	416
Due to related parties, net of offerings costs	89	31	217
Net cash provided by operating activities	5	−	6

Cash flows from financing activities:
Proceeds from issuance of common stock	12,034	200	12,782
Proceeds from issuance of convertible stock	5	−	5
Offering costs	(1,523)	−	(1,523)
Net cash provided by financing activities	10,516	200	11,264

Net increase in cash	10,521	200	11,270
Cash at beginning of period	749	−	−
Cash at end of period	$11,270	$200	$11,270

Supplemental disclosure of non cash items from financing activities:
Investor contributions held in escrow converted to common shares	$548	$ −	$ −

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

    Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  The Company intends to issue up to 75,000,000 shares of common stock in its primary offering for $10 per share, with volume discounts available to investors who purchase more than $1,000,000 of shares through the same participating broker-dealer.  Discounts are also available for other categories of investors.  The Company is also offering up to 7,500,000 shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  The public offering commenced on June 16, 2010.  In addition, the Company issued 1,279,227 shares of common stock in a private placement offering for $10 per share, which was closed on June 9, 2010.  The Company is accounted for as a development stage enterprise and has adopted a fiscal year ending December 31.  Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.  On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary offering of up to 75,000,000 shares of common stock and an offering pursuant to the Company’s distribution reinvestment plan of up to 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933.

    The Company’s objective is to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments.  The Company intends to acquire real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives. The Company’s targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans where the Company anticipates having operational control of the underlying property, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

    The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2010.  To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements.  Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

    The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Registration Statement on Form S-11 (file No. 333-160463), as amended.  The results of operations for the three and six months ended June 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accounting and reporting policies of the Company conform to GAAP.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, RRE Opportunity Holdings, LLC (“RREO Holdings”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements.  The clarifications and requirement to disclose the amounts and reason for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for the interim periods within those years, with early adoption permitted.  The Company early adopted the disaggregation guidance on January 1, 2010.  Since this new guidance only amends the disclosure requirements, it did not impact either the statement of financial position, the statement of operations, or the statement of cash flows.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Real Property Investments

    The Company will record acquired real properties at cost.  The Company will make subjective assessments as to the useful lives of its depreciable assets.  The Company will consider the period of future benefit of an asset to determine its appropriate useful life.  The Company anticipates the estimated useful lives of its assets by class to be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Impairment of Long Lived Assets

    The Company will present operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the balance sheet.

    When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment.  This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  The review will also consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Impairment of Long Lived Assets – (Continued)

    If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Real Estate Loans Receivable

    The Company will record acquired real estate loans receivable at cost and will review them for potential impairment at each balance sheet date.  A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.  If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall.  Failure to recognize impairment would result in the overstatement of the carrying values of the Company’s real estate loans receivable and an overstatement of the Company’s net income.

    The Company may acquire real estate loans at a discount due to their credit quality.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan receivable.  The EIR that is calculated when the real estate loan receivable is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.

    Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument.  Fees related to any buy down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.

Allocation of Purchase Price of Acquired Assets

    Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

    The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to 10 years.

    The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Purchase Price of Acquired Assets – (continued)

    The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

    The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.  Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

    The Company will amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

    The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.  Initial purchase price allocations are subject to change until all information is finalized, which is generally within one year of the acquisition date.

Revenue Recognition for Real Properties

    The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents.  The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

    The Company will make estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

    The specific timing of a sale will be measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property.  If the criteria for gain recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Development Stage Company

    The Company expects to incur organizational, accounting, and offering costs in connection with the offering of its common stock.  The offering and other organization costs which are being advanced by the Advisor are not required to be paid before the offering is completed and will be paid out of the proceeds of the offering that are set aside for such purposes.  There can be no assurance that the Company’s plans to raise capital will be successful.

Deferred Offering Costs

    The Company complies with the requirements of the SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.”  Deferred offering costs consist of accounting, advertising, due diligence, marketing, legal and similar costs of approximately $3.1 million incurred through June 30, 2010 that are related to the public offering and that will be charged to capital upon completion of the public offering or charged to expense if the public offering is not completed.

Income Taxes

    The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2010. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

    The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

    The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”) and has elected to do so with respect to its existing subsidiary, RREO Holdings.  In general, the Company’s TRSs may hold assets and engage in activities that it cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.

    While a TRS may generate net income, it can declare dividends to the Company which will be included the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.

Earnings Per Share

    Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as convertible stock or stock options and warrants that the Company may issue, into shares of common stock as if those securities were converted or exercised, as well as the dilutive effect of any other award plans, such as restricted stock and director plans.  Earnings per share for the period from June 3, 2009 (date of inception) to June 30, 2009 are not presented because it is not a meaningful measure of the Company’s performance.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

    The Company is externally managed and advised by the Advisor.  Pursuant to the terms of the management agreement, the Advisor provides the Company with its management team, including officers, along with appropriate support personnel.  Each of the Company’s officers is an employee of RAI or one of its affiliates.  The Company does not expect to have any employees.  The Advisor is not obligated to dedicate any specific portion of its time to the Company’s business.  The Advisor is at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.

    The Advisor has advanced funds to the Company for both operating costs and organization and offering costs which totaled approximately $3.3 million at June 30, 2010.  These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful.

    In the private offering, the Advisor was entitled to receive organization and offering expense reimbursements equal to 2.5% of the gross private offering proceeds.  Reimbursements totaled approximately $315,000 at June 30, 2010.

    The Advisor and its affiliates will receive compensation and reimbursement for services relating to the public offering and the investment and management of the Company’s assets.  No fees will be paid until the Company has received $2.0 million in proceeds from the public offering and the offering proceeds have been released to the Company from the offering escrow account.  The following is a summary of the compensation payable to the Advisor and its affiliates:

Form of Compensation	Determination of Amount

Organization and Offering Stage
Selling Commissions
Chadwick Securities, Inc., (“Chadwick”), a broker-dealer affiliate of the Advisor and the dealer manager for the public offering, will receive up to 7.0% of gross public offering proceeds before reallowance of commissions earned by participating broker-dealers, except no selling commission are payable on shares sold under the distribution reinvestment plan.  Chadwick will reallow 100% of commissions earned to participating broker-dealers.

Dealer Manager Fee
Chadwick will receive up to 3.0% of gross offering proceeds, except no dealer manager fee is payable on shares sold under the distribution reinvestment plan.  Chadwick may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee.

Other Organization and Offering Expenses
Up to 2.5% of gross proceeds may be used to reimburse the Advisor for organization and offering expenses advanced by it, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of reimbursement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. AND SUBSIDIARY
(A Maryland Corporation in the Developmental Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS – (Continued)

Form of Compensation	Determination of Amount

Acquisition and Development Stage

Acquisition Fees
The Advisor, or an affiliate, will receive 2.0% of the cost of investments acquired by the Company, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.

Acquisition Expenses
The Advisor, or an affiliate, will receive reimbursement for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the property or other real estate related debt investment.

Construction Management Fee	The Advisor, or an affiliate, will receive 5.0% of actual aggregate cost to construct improvements, or to repair, rehab or reconstruct a property.

Operational Stage

Property Management/Debt Servicing Fees
With respect to real property investments, an affiliate of the Advisor will receive 4.5% of the actual gross cash receipts from the operation of the property; provided that for properties that are less than 75% occupied, the minimum property management fee for the first 12 months of ownership will equal $40 per unit per month for multifamily rental properties or $0.05 per square foot per month for other types of properties.

Other Operating Expenses	The Advisor will be reimbursed for expenses it incurs in connection with its provision of services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead.

Disposition Fees
Upon disposition of an investment, the Advisor will receive the lesser of (i) one-half of the aggregate brokerage commission paid or, if none is paid, the amount that customarily would be paid at a market rate or (ii) 2.75% of the contract sales price of each real estate investment, loan, debt-related security, or other investment sold.

Common Stock Issuable Upon Conversion of Convertible Stock Back-end Incentive Fee
The convertible stock held by the Advisor will convert into shares of common stock on one of two events.  First, it will convert if the Company has paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which the Company sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if the Company lists the common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of the common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
A RESULTS AND OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described under the caption “Risk Factors,” in our Registration Statement on Form S-11 (File No. 333-160463), as amended.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview

    We are a recently formed Maryland corporation that intends to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets, and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans where we anticipate having operational control of the underlying property, (ii) real estate owned by financial institutions, (iii) multifamily rental properties that we can add value to with a capital infusion, or value add properties, and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly; we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 50% of our total assets in categories (i) and (ii), 25% of our total assets in category (iii), and 25% of our total assets in category (iv).  If we are only able to raise the minimum offering, as described in “Results of Operations,” or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets from categories (i) and (ii).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we initially expect.

    We commenced the public offering of our common stock in June 2010, and have completed a private offering of our common stock which has provided our initial capitalization.  We describe these offerings in “Liquidity and Capital Resources,” below.

Results of Operations

    We were formed on June 3, 2009 and, as of the date of this filing, we are in our organizational and development stage.  We will not commence any significant operations until we have raised the minimum offering amount of $2,000,000 from persons who are not affiliated with us or our advisor.  As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2010 Compared to the Period from June 3, 2009 to June 30, 2009

    The following table sets forth the unaudited results of our operations for the three months ended June 30, 2010 and for the period from June 3, 2009 to June 30, 2009 (in thousands).  As a result of the timing of our commencement, comparative operating results are not relevant to a discussion of operations for the two periods represented.

	June 30,
	2010	2009
Revenues:
Interest income	$15	$	−

Expenses:
Operating	252		26
Organizational	−		5
Total expenses	252		31
Net loss	$(237)		$(31)

Weighted average shares outstanding	985		N/M

Net loss per weighted average share	$(0.24)		N/M

N/M – Not meaningful

    Revenues.  During the three months ended June 30, 2010, we recorded $15,000 in interest income from interest-bearing bank accounts in which we deposited the proceeds of our private offering.

    Expenses.  During the three months ended June 30, 2010, we incurred $206,000 in expenses, principally in preparing for commencement of the public offering.  The largest expenditures were in due diligence, travel and accounting fees.  Approximately $100,000 of these expenses were incurred for broker dealer conferences.

Six Months Ended June 30, 2010 Compared to the Period from June 3, 2009 to June 30, 2009

    The following table sets forth the unaudited results of our operations for the six months ended June 30, 2010 and for the period from June 3, 2009 to June 30, 2009 (in thousands).  As a result of the timing of our commencement, comparative operating results are not relevant to a discussion of operations for the two periods represented.

	June 30,
	2010	2009
Revenues:
Interest income	$18	$	−

Expenses:
Operating	511		26
Organizational	−		5
Total expenses	511		31
Net loss	$(493)		$(31)

Weighted average number of shares outstanding	585		N/M

Net loss per weighted average share	$(0.84)		N/M

    Revenues.  During the six months ended June 30, 2010, we recorded $18,000 in interest income from the interest bearing bank accounts in which we deposited the proceeds of our private offering.

    Expenses.  During the six months ended June 30, 2010, we incurred $462,000 in expenses, principally in preparing for commencement of the public offering.  The largest expenditures were in due diligence, travel and accounting fees.  Approximately $100,000 of these expenses were incurred for broker dealer conferences.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

    We are offering and selling to the public in our public offering up to $750,000,000 in shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to $71,250,000 in shares of our common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.

    Prior to the commencement of our public offering, we completed a private offering to accredited investors of up to $50,000,000 in shares of common stock at $10.00 per share, with volume discounts available to investors who purchased more than $1,000,000 of shares through the same participating broker-dealer.  Discounts were also available for other categories of investors.  The minimum permitted purchase in our private placement offering was $2,500.  In addition, for every 1,000 shares of common stock an eligible investor purchased in our private placement offering, we offered to sell such investor one share of convertible stock.  The private placement offering terminated June 4, 2010, and resulted in gross proceeds of approximately $12.6 million and net proceeds of approximately $11.0 million, after payment of approximately $1.6 million of placement fees.  Until we begin to receive proceeds from the sale of common stock in our public offering, we will depend upon the net proceeds from our private placement offering to conduct our proposed operations.

    We will derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private placement, our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.  In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs.  As of June 30, 2010, we have not identified any additional sources of financing and have not made any investments in real estate or otherwise.  As a result, our total assets consist primarily of $11.3 million in cash.

    We will not be entitled to receive proceeds from the sale of our shares in our public offering unless we receive a minimum of $2,000,000 in gross offering proceeds from persons who are not affiliated with us or our advisor.  If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

    We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future.  If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.

    We currently have no outstanding debt.  Once we have fully invested the proceeds of our offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  However, the amount of debt financing we may use with respect to any one investment may be more or less than 35% of its cost or value.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition amd if credit market conditions permit us to do so.  Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect our short-term liquidity for acquisitions and operating expenses will be sourced from the net proceeds of our private offering and that our primary liquidity source for acquisitions and long-term funding will include the net proceeds of both our private and public offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  Subject to maintaining our qualification as a REIT and our Investment Company Act exclusion, we may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

    In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our advisor.  During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses.  However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us.  We describe these payments in more detail in Note 3 to our consolidated financial statements.

Critical Accounting Policies

    For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-160463), as amended, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” which is hereby incorporated herein by this reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On June 17, 2009, our Advisor purchased 20,000 shares of our common stock for $200,000 to provide us with our initial capitalization in connection with our formation.  The common stock was sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the 1933 Act.

    In June 2010, our Advisor exchanged 4,500 shares of our common stock for 45,000 shares of our convertible stock.  For a description of the terms of the convertible stock, see Note 3 to our consolidated financial statements included in the filing.  The exchange was conducted in reliance upon the exemption from registration contained in Section 3(a)(9) of the 1933 Act.

    On September 15, 2009, we commenced a private offering to accredited investors (as such term is defined in Regulation D under the 1933 Act) of up to $50,000,000 in shares of common stock at $10.00 per share, with volume discounts available to investors who purchased more than $1,000,000 of shares through the same participating broker-dealer.  Discounts were also available for other categories of investors. The minimum permitted purchase in the private offering was $2,500. In addition, for every 1,000 shares of common stock an eligible investor purchased in the private offering, we offered to sell such investor one share of convertible stock.  We retained Chadwick Securities, Inc., an affiliate of our Advisor, as the dealer manager for the offering.  The private placement terminated on June 4, 2010.  We sold 1,279,227 shares of common stock in the private placement, and obtained approximately $12.6 million in gross offering proceeds (approximately $11.0 million net offering proceeds after approximately $1.6 million of placement fees).  The private placement was conducted in reliance upon the exemptions contained in Section 4(2) and Rule 506 of Regulation D under the 1933 Act.

    On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463), covering a primary offering of up to 75,000,000 shares of common stock and an offering pursuant to our distribution reinvestment plan of up to 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933.  The offering commenced on June 16, 2010 and is ongoing.  As of the date of this quarterly report, we have not commenced any significant operations, as subscriptions for our stock pursuant to the offering were placed in escrow until we had received and accepted subscriptions aggregating at least $2.0 million

    During the period covered by this quarterly report, we did not repurchase any of our securities.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
1.1	Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement
3.1
Amendment and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Subscription Agreement, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed June 15, 2010

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)(incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Distribution Reinvestment Plan, included as Appendix C to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed June 15, 2010

4.4	Share Redemption Program (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed May 7, 2010)
4.5	Escrow Agreement
10.1	Second Amended and Restated Advisory Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
The section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” (incorporated by reference to the Company’s Registration Statement on Form S-11, as amended (No. 333-160463).

(Back to Index)

(Back to Index)

SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 13, 2010	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 13, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)