Form 10-Q
period 2010-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2010-11-15
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 12, 2010, there were 1,967,558 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2010 and December 31, 2009 (unaudited)	3

	Consolidated Statements of Operations − Three and Nine Months Ended September 30, 2010, Three Months Ended September 30, 2009, and the period from June 3, 2009 (date of inception) to September 30, 2009 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity − For the Nine Months Ended September 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows − Nine Months Ended September 30, 2010 and the period from June 3, 2009 (date of inception) to September 30, 2009 (unaudited)	6

	Notes to Consolidated Financial Statements – September 30, 2010 (unaudited)	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6.	Exhibits	20

SIGNATURES		21

(Back to Index)

(Back to Index)

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Rental property, at cost:
Land	$25	$ −
Building and improvements	200	−
Construction-in-progress	1	−
	226	−
Accumulated depreciation and amortization	(2)	−
	224	−

Cash	5,168	750
Prepaid expenses	147	12
Due from related parties	2	−
Loan held for investment	7,997	−
Deferred offering costs	3,453	2,153
Total assets	$16,991	$2,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$3,275	$2,281
Accrued expenses	88	−
Subscription deposits	36	549
Total liabilities	3,399	2,830

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; 0 issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized; 1,616,895 and 20,000 issued and outstanding, respectively)	16	−
Convertible stock (“promote shares”) (par value $.01; 50,000 shares authorized; 50,000 and 0 issued and outstanding, respectively)	1	−
Additional paid-in capital	14,206	200
Accumulated deficit	(631)	(115)
Total stockholders’ equity	13,592	85
Total liabilities and stockholders’ equity	$16,991	$2,915

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

					For the Period
					From
					June 3, 2009
				Nine Months	(date of inception)
	Three Months Ended			Ended	to
	September 30,			September 30,	September 30,
	2010	2009		2010	2009
Revenues:
Rental income	$3	$	−	$3	$ −
Interest income	14		−	32	−
Total revenues	17		−	35	−

Expenses:
Rental operating	4		−	4	−
Acquisition costs	7		−	7	−
Related party acquisition fees	6		−	6	−
Related party management fees	6		−	6	−
General and administrative	20		33	526	63
Depreciation and amortization expense	2		−	2	−
Total expenses	45		33	551	63
Net loss	$(28)		$(33)	$(516)	$(63)

Weighted average shares outstanding	1,379		N/M	852	N/M

Basic and diluted loss per share	$(0.02)		N/M	$(0.61)	N/M

N/M	Not Meaningful

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)
(unaudited)

							Additional		Total
	Common Stock			Convertible Stock			Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity
Balance at January 1, 2010	20	$	−	−	$	−	$200	$(115)	$85
Issuance of stock	1,602		16	5		−	15,937	−	15,953
Conversion of common to convertible stock	(5)		−	45		1	−	−	1
Syndication costs	−		−	−		−	(1,931)	−	(1,931)
Net loss	−		−	−		−	−	(516)	(516)
Balance at September 30, 2010	1,617		$16	50		$1	$14,206	$(631)	$13,592

The accompanying notes are an integral part of this statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

		For the Period
		from
		June 3, 2009
	For the Nine	(date of inception)
	Months Ended	to
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(516)	$(63)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	−
Changes in operating assets and liabilities:
Prepaid expenses	(135)	−
Due from related parties	(2)	−
Due to related parties, net of offering costs	(306)	(716)
Accrued expenses	88	779
Net cash used in operating activities	(869)	−

Cash flows from investing activities:
Property acquisition	(225)	−
Loan acquisition	(7,997)	−
Capital expenditures	(1)	−
Net cash used in investing activities	(8,223)	−

Cash flows from financing activities:
Proceeds from issuance of common stock	15,405	200
Subscription deposits	36	−
Syndication costs	(1,931)	−
Net cash provided by financing activities	13,510	200
Net increase in cash	4,418	200
Cash at beginning of period	750	−
Cash at end of period	$5,168	$200

Supplemental disclosure of non cash items from financing activities:
Investor contributions held in escrow converted to common stock	$549	$ −

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  The Company has adopted a fiscal year ending December 31.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5,000,000 shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, and net proceeds of approximately $11.2 million after payment of approximately $1.6 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 932 shares of the convertible stock; Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, purchased the remaining 4,068 shares.

On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75,000,000 shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, the Company raised the minimum offering amount and broke escrow in its offering with respect to subscriptions received from investors in all states except Pennsylvania, which has a minimum offering amount of $25 million.  As a result, the Company is no longer considered a developmental stage enterprise.  As of September 30, 2010, 337,668 shares of common stock have been issued in connection with the Company’s public offering.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.

The Company’s objective is to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments.  The Company intends to acquire real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2010.  To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements.  Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its taxable net income to its stockholders.  The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS – (Continued)

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Registration Statement on Form S-11 (File No. 333-160463), as amended.  The results of operations for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	N/A	N/A	Wilmington, Delaware

All significant intercompany accounts and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies and requires new disclosures about fair value measurements.  The clarifications and requirement to disclose the amounts and reason for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy, were adopted by the Company in the first quarter of 2010.  The new guidance also requires that purchases, sales, issuances and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for fiscal years beginning after December 15, 2010 and for the interim periods within those years, with early adoption permitted.  The Company early adopted the disaggregation guidance on January 1, 2010.  Since this new guidance only amends the disclosure requirements, it did not impact the Company’s financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Real Property Investments

The Company records acquired real properties at cost.  The Company makes subjective assessments as to the useful lives of its depreciable assets.  The Company considers the period of future benefit of an asset to determine its appropriate useful life.  The Company anticipates the estimated useful lives of its assets by class to be as follows:

Buildings	27.5 years
Building improvements	10-27.5 years
Tenant improvements	Shorter of lease term or expected useful life

Impairment of Long Lived Assets

The Company will present operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of September 30, 2010.

Real Estate Loans Receivable

The Company records acquired real estate loans receivable at cost and reviews them for potential impairment at each balance sheet date.  A loan receivable is considered impaired when it becomes probable, based on current information, that the Company is unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.  If a loan is deemed to be impaired, the Company records a reserve for loan losses through a charge to income for any shortfall.

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

Interest income from loans receivable is recognized based on the contractual terms of the debt instrument.  Fees related to any buy down of the interest rate is deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  Closing costs related to the purchase of a loan receivable are amortized over the term of the loan and accreted as an adjustment against interest income.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Purchase Price of Acquired Assets

The cost of real estate investments is allocated to net tangible and intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data, as well as information obtained about each property as a result of due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.  In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.  Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the average initial term of the respective leases.  The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition for Real Properties

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.  The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  There were no accounts receivable at September 30, 2010 and December 31, 2009.

The specific timing of a sale is measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property.  If the criteria for gain recognition under the full-accrual method are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Deferred Offering Costs

Through September 30, 2010, the Advisor advanced approximately $3.4 million to the Company for public offering consisting of accounting, advertising, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales are paid to the Advisor to reimburse it for the amount advanced to the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date; the costs still unreimbursed to the Advisor are the major component of “due to related parties” on the Company’s balance sheet.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2010.  Accordingly, the Company generally will not be subject to corporate U.S. federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock-ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Earnings Per Share

Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding after giving effect to the potential dilution from the conversion of the promote shares and the exercise of any stock options or warrants that the Company may issue, into shares of common stock as if those securities were converted or exercised, as well as the dilutive effect of any other equity award plans.  Earnings per share for the three months ended September 30, 2009 and the period from June 3, 2009 (date of inception) to September 30, 2009 are not presented because they are not a meaningful measure of the Company’s performance.

NOTE 3 – ACQUISITIONS

On August 26, 2010, the Company acquired a multi-family residential apartment complex at 107th Avenue in Omaha, Nebraska.  The transaction was accounted for using the purchase method of accounting.  The following table presents the purchase price allocation of the asset acquired during three months ended September 30, 2010 (in thousands).  No acquisitions were completed during the three months ended September 30, 2009.

Real estate investments, at cost:
Land	$25
Buildings and improvements	196
221
Acquired intangibles − in-place leases	4
Cash paid for acquired real estate investments	$225

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has entered into an advisory agreement with the Advisor pursuant to which the Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets.  Pursuant to the terms of the advisory agreement, the Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to the Company’s offering and operations, including organization and offering expenses, acquisition expenses and operating expenses.

The Advisor is reimbursed for expenses it incurs in connection with its provision of services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead.  The Advisor has advanced funds to the Company for both operating costs and organization and offering costs (as described below), which totaled approximately $3.3 million as of September 30, 2010.  These amounts are reimbursed to the Advisor from the proceeds of the Company’s public offering pursuant to the terms of the advisory agreement.

In September 2010, the Company reduced both the payable due to the Advisor and certain general and administrative expenses by approximately $323,000.  The Company recognized the full reduction during the quarter and anticipates no impact on full-year net earnings for 2010 as a result of this adjustment.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS – (Continued)

Pursuant to the terms of the advisory agreement, the Advisor is entitled to receive an organization and offering expense reimbursement up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of reimbursement.  Such reimbursements totaled approximately $315,000 and $86,000 as of September 30, 2010 for the private and public offerings, respectively.  The Advisor has agreed to reimburse the Company to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by the Company exceed 15% of the Company’ s gross offering proceeds.

The Company pays the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments acquired by the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the nine months ended September 30, 2010, the Advisor earned and the Company paid to the Advisor approximately $234,000 in acquisition fees.

The Company pays the Advisor, or an affiliate, an acquisition expense reimbursement for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not the Company ultimately acquires the property or debt investment.  For the nine months ended September 30, 2010, the Advisor earned and the Company paid to the Advisor approximately $20,000 in acquisition expense reimbursements.

The Company pays the Advisor an asset management fee as a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee will be based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the nine months ended September 30, 2010, the Advisor earned and the Company paid to the Advisor approximately $6,000 in asset management fees.

The Company executed a dealer manager agreement with Chadwick Securities, Inc. (“Chadwick”), an affiliate of the Advisor, pursuant to which Chadwick has been engaged to serve as the Company’s dealer manager.  Chadwick is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer manager agreement, the Company pays Chadwick selling commissions in the amount of up to 7% of gross public offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds.  Chadwick reallows all selling commissions earned and up to 1.0% of the dealer manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer manager fees are paid in connection with sales under the distribution reinvestment plan.  For the nine months ended September 30, 2010, Chadwick earned selling commissions and dealer manager fees of approximately $1.1 million and $326,000 for the private and public offerings, respectively.

The Company has entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager will manage real estate properties and real estate-related debt investments and coordinate the leasing of, and manage construction activities related to, some of the real estate properties for the benefit of the Company.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the nine months ended September 30, 2010, no fees have been paid pursuant to the management agreement.

The Advisor owns 49,068 shares of the Company’s convertible stock.  The convertible stock held by the Advisor will convert into shares of common stock on one of two events:  first, if the Company has paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return at that price; and secondly, the convertible stock will convert if the Company lists the common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of the common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.  The Advisor has granted 17,346 shares of the convertible stock to employees of RAI; these shares will vest ratably over the next three years.  None of these shares have vested as of September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010
(unaudited)

NOTE 5 − LOAN HELD FOR INVESTMENT

      On September 3, 2010, the Company purchased, at a discount, a non-performing promissory note (the “Westhollow Note”) secured by a first priority Deed of Trust and Security Agreement on a 404-unit multifamily residential community known as Westhollow Apartments located in Houston, Texas.  The contract purchase price for the Westhollow Note was $7.8 million, excluding closing costs, and was funded from the proceeds of the Company’s completed private offering.

      Select terms of the loan held for investment, at September 30, 2010, are as follows (in thousands, except average monthly contractual payment amount):

Loan principal	$13,850
Discount	(6,050)
Direct loan fees and costs, net of prorations	197
Carrying amount of loan	$7,997

Original maturity date	11/01/2008
Interest rate	5.12%
Average monthly contractual payment	$75,369

NOTE 6 – SUBSEQUENT EVENT

      At the acquisition date, the borrower under the Westhollow Note was in default under the loan documents.  The Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and, as such, title to Westhollow Apartments was transferred to it in exchange for the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note which the Company believed to be a reasonable approximation of the fair value of the Westhollow Apartments.  Accordingly, there was no indication of impairment to the carrying value of the Westhollow Note at September 30, 2010.

As of November 12, 2010, the Company had issued 1,967,558 shares of common stock.  Gross proceeds from this issuance totaled approximately $19.6 million.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS AND OPERATIONS (unaudited)

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

Overview

We are a Maryland corporation that intends to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets, and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties that we can add value to with a capital infusion, or value add properties, and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly; we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 50% of our total assets in categories (i) and (ii), 25% of our total assets in category (iii), and 25% of our total assets in category (iv).  If we are unable to raise substantially more than the minimum offering amount of $2,000,000, our plan of operation will be scaled down considerably and we would expect to acquire a limited number of assets from categories (i) and (ii).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that Resource Real Estate Opportunity Advisor, LLC, our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI, a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we have  initially disclosed.

We commenced the public offering of our common stock in June 2010, and have completed a private offering of our common stock which has provided our initial capitalization.  We describe these offerings in “Liquidity and Capital Resources,” below.

Results of Operations

We were formed on June 3, 2009 and, as of the date of this filing, we are no longer in our organizational and development stage.  As of September 7, 2010, we had raised the minimum offering amount of $2,000,000 in our ongoing public offering from persons who are not affiliated with us or our Advisor and commenced active real estate operations.  As we have acquired only one property of immaterial size and a non-performing promissory note, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table sets forth the results of our operations for the three months ended September 30, 2010 and 2009 (in thousands).  As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	September 30,			Increase (Decrease)
	2010	2009		Dollars	Percent
Revenues:
Rental income	$3	$	−	$3	0%
Interest income	14		−	14	0%
Total revenues	17		−	17	0%
Expenses:
Rental operating	4		−	4	0%
Acquisition costs	7		−	7	0%
Related party acquisition fees	6		−	6	0%
Related party management fees	6		−	6	0%
General and administrative	20		33	(13)	(39%)
Depreciation and amortization expense	2		–	2	0%
Total expenses	45		33	12	30%
Net loss	$(28)		$(33)	$(5)	(15%)

Revenues.  During the three months ended September 30, 2010, we recorded income primarily from interest-bearing bank accounts in which we deposited the proceeds of our offering.

Expenses.  During the three months ended September 30, 2010, we incurred expenses of $366,000, which were reduced by $323,000 which represents the reversal of general and administrative expenses recorded in the previous two quarters which are being assumed by our Advisor.  The expenses incurred consist primarily of $219,000 of payroll, $90,000 of insurance premiums, $31,000 of directors’ fees and $8,000 in audit fees.  Expenses during the three months ended September 30, 2009 consisted primarily of $26,000 in audit fees.

Nine Months Ended September 30, 2010 Compared to the Period from June 3, 2009 (date of inception) to September 30, 2009

The following table sets forth the unaudited results of our operations for the nine months ended September 30, 2010 and for the period from June 3, 2009 (date of inception) to September 30, 2009 (in thousands).  As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	September 30,			Increase (Decrease)
	2010	2009		Dollars	Percent
Revenues:
Rental income	$3	$	−	$3	0%
Interest income	32		−	32	0%
Total revenues	35		−	35	0%
Expenses:
Rental operating	4		−	4	0%
Acquisition costs	7		−	7	0%
Related party acquisition fees	6		−	6	0%
Related party management fees	6		−	6	0%
General and administrative	526		63	463	735%
Depreciation and amortization expense	2		–	2	0%
Total expenses	551		63	488	775%
Net loss	$(516)		$(63)	$(453)	719%

(Back to Index)

(Back to Index)

Revenues.  During the nine months ended September 30, 2010, we recorded income primarily from interest-bearing bank accounts in which we deposited the proceeds of our offering.

Expenses.  During the nine months ended September 30, 2010, we incurred expenses of $549,000.  These expenses consist primarily of $219,000 of payroll, $131,000 of insurance premiums, $89,000 of directors’ fees and $26,000 of audit fees.  Expenses during the nine months ended September 30, 2009 consisted primarily of $52,000 of audit fees.

Liquidity and Capital Resources

Pursuant to our ongoing public offering, we are offering up to 75 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.

        Prior to the commencement of our public offering, we completed a private offering to accredited investors of up to $50,000,000 in shares of common stock at $10.00 per share, with volume discounts available to investors who purchased more than $1,000,000 of shares through the same participating broker-dealer.  Discounts were also available for other categories of investors.  The minimum permitted purchase in our private placement offering was $2,500.  In addition, for every 1,000 shares of common stock an eligible investor purchased in our private placement offering, we offered to sell such investor one share of convertible stock.  The private placement offering terminated June 9, 2010, and resulted in gross proceeds of approximately $12.6 million, net of approximately $1.6 million of syndication costs.

               We will derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private placement offering, our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.  As of September 30, 2010, we have acquired a property located at 107th Avenue, Omaha, NE, and a non-performing promissory note on a multifamily community known as Westhollow Apartments.  In addition, our Advisor has advanced funds to us for certain organization and offering costs.

               As of September 7, 2010, we had reached the minimum offering amount in our public offering and broken escrow with respect to subscriptions received from all states except Pennsylvania, which has a minimum offering amount of $25 million.  If we are unable to raise substantially more funds in the offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

               We currently have no outstanding debt.  Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  However, the amount of debt financing we may use with respect to any one investment may be more or less than 35% of its cost or value.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so.  Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect our short-term liquidity for acquisitions and operating expenses will be sourced from the net proceeds of our private offering and that our primary liquidity source for acquisitions and long-term funding will include the net proceeds of both our private and public offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor.  During our organization and offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses.  However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.  We describe these payments in more detail in Note 4 to our consolidated financial statements.

Critical Accounting Policies

For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-160463), as amended, under “Plan of Operation – Critical Accounting Policies and Estimates,” which is hereby incorporated herein by this reference.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

As of June 9, 2010, we had sold 1,263,727 shares of our common stock on a best efforts basis pursuant to our private offering which generated gross offering proceeds of approximately $12.6 million.  During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds of Registered Securities

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463), covering a primary offering of up to 75,000,000 shares of common stock and an offering pursuant to our distribution reinvestment plan of up to 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933.  The offering commenced on June 16, 2010 and is ongoing.

We are offering a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750 million, or $10.00 per share with discounts available to certain categories of purchasers.  The 7,500,000 shares offered under the distribution reinvestment plan are being offered at an aggregate offering price of $71.25 million, or $9.50 per share.  Chadwick Securities LP, an affiliate of our Advisor, is the dealer manager of our offering.  As of September 30, 2010, we had sold 337,668 shares of our common stock on a best efforts basis pursuant to our public offering which generated gross offering proceeds of approximately $3.4 million.

From the commencement of the public offering through September 30, 2010, we incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below.  The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount
Selling commissions	$247,000
Dealer manager fees	79,000
Other organization and offering costs	86,000
Acquisition fees	234,000
Acquisition expenses	20,000
Total expenses	$666,000

As discussed in Note 4 - Related Party Transactions, we used public offering proceeds to pay acquisition fees and acquisition expenses of approximately $234,000 and $20,000, respectively.  We intend to purchase a diversified portfolio of U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations intended to increase their long-term values.  From commencement of the public offering through September 30, 2010, funds of approximately $8.1 million from the private offering have been used in acquiring one property of immaterial size and a non-performing promissory note.

Repurchase of Securities

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

4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed June 15, 2010)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)(incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed June 15, 2010)

4.4	Share Redemption Program (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed May 7, 2010)

4.5	Escrow Agreement (incorporated by reference to Form 10-Q for the Quarter Ended June 30, 2010, filed August 13, 2010)

10.1*
Loan Sale Agreement (Westhollow Apartments) between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate opportunity OP, LP., dated July 30, 2010

10.2*
Amendment to Loan and Sale Agreement, dated August 23, 2010, between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate opportunity OP, LP

10.3*
Reinstatement and Second Amendment to Loan and Sale Agreement (Westhollow Apartments), dated August 31, 2010 between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate Opportunity OP, LP

10.4*
Deed of Trust and Security Agreement (Westhollow Apartments), dated as of October 27, 2003 among Westhollow Landmark LP, as grantor, Jay C. Paxton, as trustee, and Deutsche Banc Mortgage Capital, L.L.C., as beneficiary

10.5*
Assignment and Assumption of Loan Sale Agreement (Westhollow Apartments), dated as of September 03, 2010, between Resource Real Estate Opportunity OP, LP as assignor and RRE Westhollow Holdings, LLC as assignee

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
The section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” (incorporated by reference to the Company’s Registration Statement on Form S-11, as amended (No. 333-160463).

*	Filed herewith

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 15, 2010	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)