Form 10-K
period 2010-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2011-03-30
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file no. 333-160463
Resource Real Estate Opportunity REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-0331816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Crescent Drive, Suite 203, Navy Yard Corporate Center, Philadelphia, PA 19112
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 2,438,876 shares of common stock held by non-affiliates at December 31, 2010, the last business day of the registrant’s most recently completed fiscal year.

As of March 29, 2011, there were 3,566,435 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described under the caption “Risk Factors,” in our Registration Statement on Form S-11 (File No. 333-160463), as amended.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS

General

Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation which was formed on June 3, 2009.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries.  We focus primarily on acquiring non-performing real estate loans and distressed real estate that is being sold at discounted prices.  We intend to elect to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010.  Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments.  As of December 31, 2010, we owned one multifamily property, two non-performing loans and one insignificant multifamily property, as described further in “Investment Summary,” below.  We intend to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long term values.

We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor,  an indirect wholly owned subsidiary of Resource America, Inc., or RAI, a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience. As a specialized asset manager, RAI seeks to develop investment funds for outside investors for which it provides asset management services, typically under long term management and operating arrangements either through a contract with, or as the manager or general partner of the sponsored fund.  As of December 31, 2010, RAI managed over $12.0 billion in assets.  As of December 31, 2010, that portfolio included real estate investments valued at nearly $1.6 billion, including both equity and debt instruments, which included over 14,000 multifamily residential units, and approximately 1.1 million square feet of office, retail and industrial space.

Our Offerings

On September 15, 2009, we commenced a private placement offering to accredited investors for the sale of up to 5,000,000 shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The offering closed on June 9, 2010, at which time we had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by our Advisor, and net proceeds of approximately $11.3 million after payment of approximately $1.5 million in syndication costs.  Also, in conjunction with the private offering, we offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 932 shares of the convertible stock; the Advisor purchased the remaining 4,068 shares.

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75,000,000 shares of common stock and a public offering pursuant to our distribution reinvestment plan of up to an additional 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933 and we commenced our initial public offering, which is on-going.  We engaged an affiliate of our Advisor, Chadwick Securities, Inc., or Chadwick, to serve as the dealer manager of the offering pursuant to a dealer-manager agreement.  We are offering shares of common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.  We are also offering shares pursuant to our distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, we raised the minimum offering amount and broke escrow in our offering with respect to subscriptions received from investors in all states except New York and Pennsylvania, which have minimum offering amounts of $2.5 million and $25.0 million, respectively.  We subsequently raised the minimum offering amount for New York on September 17, 2010.  As a result of breaking escrow, we are no longer considered a developmental stage enterprise.  As of December 31, 2010, a total of 1,159,649 shares of common stock have been issued in connection with our public offering, resulting in approximately $11.6 million of gross offering proceeds.

(Back to Index)

(Back to Index)

Our Business Strategy

Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans,  (ii) real estate owned by financial institutions, or REO, usually as a result of foreclosure, (iii) value-add multifamily rental properties, (iv) discounted investment grade commercial mortgage-backed securities, and (v) other real estate related assets we purchase either directly or with a co-investor or joint venture partner.  We anticipate holding approximately 50% of our total assets in categories (i) and (ii) listed above, 25% of our total assets in category (iii) and 25% of our assets in category (iv).  We seek to acquire these assets at a discount to their perceived value and we may sell or refinance them when market conditions warrant.  With respect to the discounted loans, we may negotiate full or discounted payoffs with the borrowers, restructure the loans or acquire title to the underlying properties through receipt of a deed in lieu or through a foreclosure proceeding.  With respect to value-add properties, selected REO properties and properties we acquire or control through foreclosure or restructuring, we expect to enhance their value by instituting significant renovations to update their appearance, aggressively marketing them and increasing occupancy in order to realize significant capital appreciation and increase current income.  Upon stabilization, we may refinance or sell the properties.  We expect to hold the commercial mortgage-backed securities until their maturity, a beneficial selling opportunity presents itself, or the earlier liquidation of our assets.

With respect to our real estate-related debt investments, we are focused on acquiring loans with an acquisition cost of between $5 and $100 million each that are secured directly or indirectly by multifamily rental or other properties.  We plan on acquiring these non-performing and distressed loans on a discounted basis; to the extent that we foreclose on the loan and acquire the underlying property, we plan to reposition the property to enhance its value and, as a result, our portfolio.

We believe the continued disruption in the commercial real estate and credit markets that began with the economic downturn and parallel credit crisis presents an attractive environment to acquire U.S. commercial real estate related debt.  Our Advisor, its predecessors and its affiliates have over 20 years of experience in acquiring, managing and disposing of real estate assets.  We believe our extensive experience in discounted real estate assets and multifamily rental properties along with our proven experience sponsoring a publicly traded REIT, our long standing contacts in the financial services industry and our unique alignment of management’s interests with our stockholders distinguish us from our competitors.

Our Operating Policies and Strategies

Our Advisor has the primary responsibility for the selection of investments, the negotiation of these investments, and financing, asset-management and disposition decisions.  A majority of our Board of Directors and a majority of the Conflicts Committee, which includes only the three independent directors, approves all proposed real estate property investments and certain significant real estate-related debt investments.  Our Board of Directors meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives.

We may use leverage for our acquisitions and may obtain such leverage in one of three ways (1) REIT level financing, (2) individual investment financing, and (3) seller financing.  Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing in excess of 75% of the aggregate value of our assets unless a majority of our independent directors finds substantial justification for borrowing a greater amount.

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested over $200,000 in us and as of December 31, 2010, it owned 15,500 shares of our common stock and 49,068 shares of our convertible stock.  Under certain circumstances, the convertible shares may be converted into shares of our common stock.  In March 2011, five convertible shares were purchased by an eligible investor, thereby reducing the Advisor’s balance by these shares.  In order to more closely align our investment objectives and goals with those of our Advisor, prior to the termination of our initial public offering, our Advisor has agreed to invest 1% of the first $250.0 million invested in us by non-affiliated investors, or up to $2.5 million.

Through our Advisor, we have a management agreement with Resource Real Estate Opportunity Manager, LLC, an affiliate of our Advisor, or the Manager, to provide property management services, as applicable, for most of the properties or other real estate related assets, in each case where our Advisor is able to control the operational management of such properties.  Our Manager may subcontract with an affiliate or third-party to provide day–to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.  Our Manager also manages our real estate-related debt investments.

(Back to Index)

(Back to Index)

Resource Real Estate Management, d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2010, managed over 50 multifamily rental properties in 13 states with over 14,000 units for Resource Real Estate.  Resource Residential has over 300 employees.  The senior managers and employees of Resource Residential, acting through Resource Real Estate Opportunity Manager, assist in providing property management as well as construction management services to us.  Resource Real Estate Opportunity Manager has subcontracted with Resource Residential to manage some of the real estate investments that we own.

Investment Summary

Arcadia at Westheimer

As of December 31, 2010, we owned a multifamily community, Arcadia at Westheimer, or Arcadia, located in Houston, Texas, which was formerly known as Westhollow Apartments.

Arcadia originally served as the collateral for a non-performing promissory note that we purchased on September 3, 2010 from an unaffiliated seller. The contract purchase price for the note was $7.8 million, excluding closing costs, and was funded from the proceeds of our completed private offering. Upon acquiring the note, we attempted to discuss with the borrower, which is not affiliated with us or our Advisor, the possibility of a note restructuring or discounted payoff.  After these efforts proved unsuccessful, we commenced foreclosure proceedings and, on October 5, 2010, formally received title to the property.

Arcadia is a 404-unit multifamily residential community constructed in 1980 that encompasses approximately 362,000 rentable square feet with an average unit size of 897 square feet.  Arcadia features amenities including a fitness center, pool, club room, and tennis and other sports courts.  As of December 31, 2010, the occupancy rate was 24.5% and the average effective monthly rent was $511 per unit.

We intend to make significant renovations and improvements to Arcadia.  Approximately $3.4 million remains allocated from an initial funding of $4.0 million from the proceeds of our initial public offering for facade repairs and repainting, upgrades to the security system, HVAC replacement, electrical system upgrades and interior repairs.  The renovations commenced in November 2010 and are expected to be completed within 6 months, with the exception of routine interior renovations which will continue over the next 18 months.

Crestwood Crossings Apartments

As of December 31, 2010, we also owned two non-performing promissory notes secured by Crestwood Crossings Apartments, or Crestwood Crossings, which is located in Birmingham, Alabama.  We purchased the notes on December 21, 2010 from an unaffiliated seller.  The contract purchase price for the notes was $6,250,000, excluding closing costs, and was funded from the proceeds of our offerings.  Upon acquiring the notes, we attempted to discuss with the borrower, which is not affiliated with us or our Advisor, the possibility of a note restructuring or discounted payoff.  After these efforts proved unsuccessful, we commenced foreclosure proceedings and on March 2, 2011, formally received title to Crestwood Crossings.

Crestwood Crossings is located less than one mile south of I-20 and immediately north of Crestwood Boulevard, a major east-west thoroughfare. Both of these roads provide access to downtown Birmingham, which is less than five miles to the west. The Birmingham area is host to a number of large employers, medical centers and educational institutions, including the University of Alabama at Birmingham, St. Vincent’s Hospital, Children’s Health System, Blue Cross and Blue Shield, University of Alabama Health Services Foundation, Brookwood Medical Center and Eastern Health Systems, Inc.

Crestwood Crossings is a 270-unit garden style multifamily residential community situated near a major retail center (including large retailers such as Wal-Mart, Home Depot and TJ Maxx) and flanked by an older neighborhood that is mostly comprised of single family homes.  Within a one-mile radius of the property, the median home value is over $140,000. The property is approximately three miles north of the Mountain Brook neighborhood, which was listed as one of ten wealthiest communities in the nation according to a 2009 survey by American City Business Journals.  Although Crestwood Crossings was built in 1980, between 2008 and 2010 the previous owner renovated the roofs, siding, clubhouse, landscaping, HVAC equipment and most unit interiors.  Crestwood Crossings encompasses approximately 255,750 rentable square feet with an average unit size of 947 square feet.  Crestwood Crossings features amenities including a pool, two playgrounds, laundry facilities and a lighted basketball court. As of March 2, 2011, the foreclosure date, the occupancy rate was 70% and the average effective monthly rent was $623 per unit.  These calculations exclude 56 down units.

We also intend to make renovations and improvements to Crestwood Crossings.  Approximately, $1.3 million is being allocated from the proceeds of our initial public offering to refurbish the 56 down units and renovate the interiors of all other units over the next 24 months.

(Back to Index)

(Back to Index)

Other Information

In addition to the investments described previously, on August 18, 2010, we made an insignificant acquisition of a multifamily residential complex in Omaha, Nebraska for $225,000.

On March 15, 2011, we purchased a portfolio of two non-performing first mortgage loans and two performing first mortgage loans secured by multifamily rental properties located in Detroit and Kalamazoo, MI; Columbia City, IN; and Oberlin, OH for approximately $3.1 million, excluding closing costs.

On January 24, 2011, our Board of Directors declared a stock distribution of 0.015 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on February 28, 2011.  These shares were distributed on March 15, 2011.

From January 1, 2011 through March 29, 2011, we raised approximately $10.9 million through the issuance of approximately 1.1 million shares of common stock under our public offering.  As of March 29, 2011, approximately 72.6 million shares remained available for sale to the public under the Offering, exclusive of shares available under our distribution reinvestment plan.

Competition

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do.  We believe that our multifamily communities are suitable for their intended purposes and adequately covered by insurance.  There are a number of comparable properties located in the same submarkets that might compete with them.  We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees and Economic Dependency

We have no paid employees.  The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.   We are dependent on our Advisor and our dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.

(Back to Index)

(Back to Index)

ITEM 1A.	RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 – “Business” of this Part I of Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	[REMOVED AND RESERVED]

Removed and reserved pursuant to SEC Release 33-9089A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 29, 2011, we had 3,566,435 shares of common stock outstanding held by a total of 1,150 stockholders.  There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to our initial public offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in this offering of our common stock, we intend to disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2010. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our Advisor has indicated that it intends to use the most recent price paid to acquire a share in this offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares.  However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. Our Advisor expects to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until we have completed our offering stage. We will consider our offering stage complete when 18 months have passed since our last sale of shares in a public offering of equity securities, whether that last sale was in this initial public offering or a public follow-on offering. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).

(Back to Index)

(Back to Index)

Unregistered Sale of Equity Securities

On September 15, 2009, we commenced a private placement offering to accredited investors of up to $50.0 million in shares of common stock at $10.00 per share, with volume discounts available to investors who purchased more than $1.0 million of shares through the same participating broker-dealer.  Discounts were also available for other categories of investors.  The minimum permitted purchase in the private placement offering was $2,500. In addition, for every 1,000 shares of common stock an eligible investor purchased in the private placement offering, we offered to sell such investor one share of convertible stock.  In the private placement offering which terminated on June 9, 2010, we raised $12.8 million in proceeds.  The shares we issued in the private offering were exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Use of Proceeds of Registered Securities

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7,500,000 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Chadwick is the dealer-manager of our offering.  As of December 31, 2010, we had sold 1,159,649 shares of our common stock pursuant to our public offering which generated gross offering proceeds of approximately $11.6 million.

Type of Expense	Amount
Selling commissions	$805,000
Dealer manager fees	327,000
Other organization and offering costs (excluding underwriting compensation)	289,000
Total expenses	$1,421,000

From the commencement of the public offering through December 31, 2010, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  We pay selling commissions and dealer-manager fees to our affiliated dealer-manager, Chadwick, and Chadwick reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Chadwick for certain offering expenses as described in our prospectus, as amended and supplemented.

From the commencement of our ongoing initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $10.1 million.  As of December 31, 2010, we have used the net proceeds from our ongoing initial public offering to acquire approximately $6.3 million in real estate-related investments.  Of the amount used for the purchase of these investments, approximately $135,000 was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.

Our initial private offering, which closed on June 9, 2010, generated net offering proceeds of approximately $11.3 million.  Through December 31, 2010, we had used approximately $8.0 million of the net proceeds of that offering to purchase interests in real estate-related assets, including approximately $253,000 which was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Share Redemption Program

Our Board of Directors has adopted a share redemption program that may enable you to sell your shares to us after you have held them for at least one year, subject to the significant conditions and limitations of the program.  Generally, during each calendar year, the cash available for redemption will be limited to the proceeds from the sale of shares under our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  This restriction may significantly limit your ability to have your shares redeemed pursuant to our share redemption program.  We did not declare any distributions to our stockholders during 2010 and we had negative operating cash flow in 2010.  Accordingly, because of the restrictions, we have no funds available for redemption under our share redemption program in 2011.

(Back to Index)

(Back to Index)

Distribution Information

On January 21, 2011, our Board of Directors declared our first distribution, which was a stock distribution of 0.015 shares of our common stock, $0.01 par value per share, or 1.5% of each outstanding share of common stock to stockholders of record as of the close of business on February 28, 2011. The stock distribution was made on March 15, 2011.

We have not paid or declared any cash distributions as of March 29, 2011. It is unclear at this time, whether based largely on the composition of our current investment portfolio and the acquisition opportunities that we currently see in the market, any cash distributions will be declared during 2011. Once we begin making cash distributions, we intend to pay cash distributions on a monthly basis based on daily record dates. We may also make special stock distributions, as described further below.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.

Our Board of Directors will consider many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements.  We expect to have little, if any, cash flow from operations available for cash distributions until we make substantial investments.  Although at this time we do not anticipate doing this, however, it is possible that at least during the early stages of our development, and from time to time during our operational stage, we may declare cash distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, to the extent permitted by Maryland law, we expect to use the proceeds from our offering or the proceeds from the issuance of securities in the future to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings or from advances from our Advisor or sponsor or from our Advisor’s deferral of its asset management fee, although we have no present intention to do so. If we fund cash distributions from borrowings, sales of assets or the net proceeds from our offering, we will have less funds available for the acquisition of real estate properties and real estate related assets and your overall return may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gains. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

In addition to cash distributions, our Board of Directors has, and may in the future, declare special stock distributions.  Although there are a number of factors that we will consider in connection with such a declaration, such stock distributions are most likely to be declared if our Board of Directors believes that (i) our portfolio had appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders.  Such a stock distribution would be intended to have the same effect as raising the price at which our shares of common stock are offered. We note that most of the investment opportunities that we are seeing in the market at this time are investments that are attractive more so because of their appreciation potential rather than because of their current yield.  Especially in this environment and during an ongoing public offering, distributions in shares of our common stock may be in the long-term best interests of our stockholders.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.  We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to the convertible stock.

As of December 31, 2010, our Advisor has granted 17,346 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates.  These shares will vest ratably over the next three years.  None of these shares have vested as of December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data have been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that intends to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that have been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets, and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly; we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 50% of our total assets in categories (i) and (ii), 25% of our total assets in category (iii), and 25% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we have  initially disclosed.

We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

We were formed on June 3, 2009 and, as of the date of this filing, we are no longer in our organizational and development stage.  As of September 7, 2010, we had raised the minimum offering amount of $2.0 million in our ongoing public offering from persons who are not affiliated with us or our Advisor and commenced active real estate operations.  As of December 31, 2010, we had acquired only one property of immaterial size and three non-performing promissory notes, one of which we have foreclosed on.  Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Year Ended December 30, 2010 Compared to the Period from Inception to December 31, 2009

The following table sets forth the results of our operations for the year ended December 31, 2010 and for the period from June 3, 2009 (date of inception) to December 31, 2009 (in thousands).

As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Year Ended December 31,	For the Period June 3, 2009 (date of inception) to December 31,	Increase (Decrease)
	2010	2009	Dollars	Percent
Revenues:
Rental income	$243	$ −	$243	N/M
Interest income	41	1	40	N/M
Total revenues	284	1	283	N/M
Expenses:
Rental operating	461	−	461	N/M
Acquisition costs	442	−	442	N/M
Management fees-related parties	78	−	78	N/M
General and administrative	1,180	116	1,064	N/M
Depreciation and amortization expense	198	−	198	N/M
Total expenses	2,359	116	2,243	N/M
Net loss	$(2,075)	$(115)	$(1,960)	N/M

N/M – Not meaningful

Revenues.  During the year ended December 31, 2010, we recorded income from rents we collected and from interest-bearing bank accounts in which we deposited the proceeds of our offering.

Expenses.  The general and administrative expenses we incurred during the year ended December 31, 2010, consisted primarily of $589,000 of payroll, $169,000 of insurance premiums, $126,000 of directors’ fees and $60,000 in audit fees.  Expenses during the year ended December 31, 2009 consisted primarily of $24,000 of insurance premiums, $32,000 of directors’ fees, and $52,000 in audit fees.

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

           Prior to the commencement of our public offering, we completed a private offering to accredited investors of up to $50.0 million in shares of common stock at $10.00 per share, with volume discounts available to investors who purchased more than $1.0 million of shares through the same participating broker-dealer.  Discounts were also available for other categories of investors.  The minimum permitted purchase in our private placement offering was $2,500.  In addition, for every 1,000 shares of common stock an eligible investor purchased in our private placement offering, we offered to sell such investor one share of convertible stock.  The private placement offering terminated on June 9, 2010 and resulted in gross offering proceeds of approximately $12.8 million, net of approximately $1.5 million of syndication costs.

           As of September 7, 2010, we had reached the minimum offering amount in our public offering and had broken escrow with respect to subscriptions received from all states except New York and Pennsylvania, which have minimum offering amount of $2.5 million and $25.0 million, respectively.  We subsequently raised the minimum for New York on September 17, 2010.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

(Back to Index)

(Back to Index)

We will derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.  As of December 31, 2010, we have acquired a property located at 107th Avenue in Omaha, Nebraska, a property located in Houston Texas known as Arcadia at Westheimer, and a non-performing promissory note on a multifamily community known as Crestwood Crossings in Alabama.  In addition, our Advisor has advanced funds to us for certain organization and offering costs.

           We intend to allocate a portion of funds raised as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future.  If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

           We currently have no outstanding debt.  Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  However, the amount of debt financing we may use with respect to any one investment may be more or less than 35% of its cost or value.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so.  Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds of both our private and public offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

           In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor.  During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses.  However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.  We describe these payments in more detail in Note 4 to our consolidated financial statements.

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.

(Back to Index)

(Back to Index)

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

(7)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10)	gains or losses related to contingent purchase price adjustments; and

(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is helpful as a measure of operating performance, because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  For example, we have not suffered any impairments.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

●
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed. Both of these acquisition costs have been and will continue to be funded from the proceeds of our offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

●
Adjustments for straight-line rents and amortization of discounts and premiums on debt investments.  In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

●
Adjustments for amortization of above or below market intangible lease assets.  Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.

●
Impairment charges, gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments.  Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding which may not be directly attributable to current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

(Back to Index)

(Back to Index)

●
Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash.  Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts).  As a result of the timing of the commencement of our public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	For the Year Ended	For the Period from June 3, 2009 (date of inception) to
	December 31,	December 31,
	2010	2009
Net loss	$(2,075)	$(115)
Real estate depreciation and amortization	198	−
FFO	(1,877)	(115)

Acquisition expenses	442	−
MFFO	$(1,435)	$(115)

GAAP diluted loss per common share	$(1.78)	N/M
MFFO per share	$(1.23)	N/M

N/M – Not meaningful

Critical Accounting Policies

We consider these policies critical because they involve significant management judgments and assumptions, they require estimates about matters that are inherently uncertain, and they are important for understanding and evaluating our reported financial results.  These judgments affect the reported amounts of our assets and liabilities and our disclosure of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  With different estimates or assumptions, materially different amounts could be reported in our financial statements.  Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

    Real Estate Assets

Depreciation.  We make subjective assessments as to the useful lives of our depreciable assets.  These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments.  We consider the period of future benefit of an asset to determine its appropriate useful life.  The estimated useful lives of our assets by class are as follows:

Buildings	27.5 years
Building improvements	3-27.5 years
Tenant improvements	Shorter of lease term or expected useful life

(Back to Index)

(Back to Index)

Real Estate Purchase Price Allocation.  We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

              We consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

              The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with a tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

              We amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

               Estimates of the fair values of the tangible and intangible assets will require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment.  The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocation, which would impact the amount of our net income.

              Valuation of Real Estate Assets.  We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable.  When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition.  If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.

               Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends.  The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of our assets’ future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.

    Loans Held for Investment, Net
               Real estate loans held for investment are recorded at cost and reviewed for potential impairment at each balance sheet date.  A loan held for investment is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral.  If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall.  Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.

(Back to Index)

(Back to Index)

    Revenue Recognition

We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and we will include amounts expected to be received in later years in deferred rents.  We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period in which the related expenses are incurred.

              We make estimates of the collectability of our tenant receivables relation to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

              The specific timing of a sale will be measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property.  If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from performing loans receivable are recognized based on the contractual terms of the loan agreement.  Fees related to any buy-down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  Closing costs related to the purchase of a performing loan held for investment will be amortized using effective yield method over the term of the loan and accreted as an adjustment against interest income.

    Recent Accounting Pronouncements

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the Financial Accounting Standards Board, or FASB, issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  Our adoption of this guidance in 2010 did not have a material impact on our consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements.  The new pronouncement requires a reporting entity to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy.  The new guidance also requires that purchase, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that requirement is effective for years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted.  Our adoption of this guidance in 2010 did not have a material impact on our financial statements.  The new guidance only amends the disclosures requirements.

(Back to Index)

(Back to Index)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our general partner, including its chief executive officer and its chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly created or formed public companies.

ITEM 9B.	OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors.  All of our executive officers are employees of Resource Real Estate, our sponsor.  Neither we nor our Advisor expect that we will have any employees, and our executive officers are not exclusively dedicated to our operations.

Name*	Age**	Positions
Jonathan Z. Cohen	40	Chairman of the Board
Alan F. Feldman	47	Chief Executive Officer and Director
Kevin M. Finkel	39	Chief Operating Officer and President
Steven R. Saltzman	47	Chief Financial Officer, Senior Vice President and Treasurer
Shelle Weisbaum	50	Chief Legal Officer, Senior Vice President and Secretary
David E. Bloom	46	Senior Vice President
Gary Lichtenstein	62	Independent Director
Lee F. Shlifer	62	Independent Director
Thomas J. Ikeler	55	Independent Director
_______________
*	The address of each executive officer and director listed is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

**      As of March 29, 2011.

The biographical descriptions below set forth certain information with respect to our executive officers and directors.  The board has identified specific attributes of each director that the board has determined qualify that person for service on the board.

Jonathan Z. Cohen has been our Chairman of the Board since October 2009 and one of our Directors since our formation in June 2009. Mr. Cohen has also served as a Manager of our Advisor since its formation in June 2009.  In addition, Mr. Cohen has served as Chairman and a Director of Resource Real Estate Management, LLC since August 2007.  Mr. Cohen has been President since 2003 and Chief Executive Officer since May 2004 of RAI and has also served as Chairman and a Director of Resource Financial since February 2005.  Mr. Cohen was Executive Vice President of RAI from 2001 to 2003, Senior Vice President of RAI from 1999 to 2001 and a Vice President from 1998 to 1999.  Mr. Cohen also is Vice Chairman of Atlas America, Inc. and Atlas Pipeline Partners GP, LLC, affiliates of RAI.  Mr. Cohen is the son of the Chairman of RAI, Mr. Edward E. Cohen.  Mr. Cohen received his Bachelor of Arts degree from the University of Pennsylvania, and his Juris Doctor degree from American University’s Washington College of Law.

The Board of Directors has determined that it is in the best interests of our company and our stockholders for Mr. Cohen, in light of his extensive company-specific operational, finance and market experience, his leadership abilities, and his expertise in the acquisition and ownership of discounted commercial real estate and real estate related debt, to serve as a director on the Board of Directors.

Alan F. Feldman has been our Chief Executive Officer and Director since our formation in June 2009.  Mr. Feldman has also served as the Chief Executive Officer and Manager of our Advisor since its formation in June 2009.  In addition, Mr. Feldman has served as a Director and Chief Executive Officer of Resource Real Estate since May 2004, President and a Director of Resource Real Estate Management, LLC since August 2007 and a Senior Vice President of RAI since August 2002.  From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., an investment banking firm, specializing in real estate matters.  From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization.  From 1990 to 1992, Mr. Feldman was a Director at Strouse, Greenberg & Co., a regional full service real estate company.  From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation.  Mr. Feldman received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.

The Board of Directors has determined that it is in the best interests of our company and our stockholders for Mr. Feldman, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate investment trust experience, to serve as a director on the Board of Directors.

(Back to Index)

(Back to Index)

Kevin M. Finkel has been our Chief Operating Officer and President since our formation in June 2009. Mr. Finkel has also served as President and Manager of our Advisor since its formation in June 2009.  In addition, Mr. Finkel has served as Executive Vice President since January 2008 and Director of Acquisitions since May 2004 of Resource Real Estate.  Mr. Finkel joined RAI in November 2002, and has been a Vice President of RAI since April 2006.  Prior to joining Resource Capital, Mr. Finkel was an Associate at Lehman Brothers.  Prior to working at Lehman Brothers, Mr. Finkel was an investment banker at Barclays Capital and Deutsche Bank Securities.  Mr. Finkel received a Bachelor of Arts degree with Honors in Economics from the University of Pennsylvania, and a Master of Business Administration degree from the UCLA Anderson School of Management.

Steven R. Saltzman has been our Chief Financial Officer, Senior Vice President and Treasurer since our formation in June 2009. Mr. Saltzman has also served as Chief Financial Officer and Senior Vice President for our Advisor since its formation in June 2009.  In addition, Mr. Saltzman has served as Vice President and Controller of Resource Real Estate since May 2004 and Vice President of Finance of Resource Real Estate Management, LLC since August 2007.  From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers.  Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust.  Mr. Saltzman began his professional career at Price Waterhouse from 1985 to 1988.  Mr. Saltzman earned a Bachelor of Science degree from The Wharton School, University of Pennsylvania.  Mr. Saltzman is both a Certified Public Accountant and a Certified Management Accountant.

Shelle Weisbaum has been our Chief Legal Officer, Senior Vice President and Secretary since our formation in June 2009. Ms. Weisbaum has also served as Chief Legal Officer, Senior Vice President, Secretary and Treasurer of our Advisor since its formation in June 2009.  Ms. Weisbaum has also served as Vice President, General Counsel and Secretary of Resource Real Estate, Inc. and Vice President and Secretary of Resource Real Estate Management, LLC since August 2007.  Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood, where she practiced commercial real estate law from 1998 to 2006 as an associate and later a partner of the firm.  Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange.  Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.

David E. Bloom has been our Senior Vice President since our formation in June 2009. Mr. Bloom has also served as the Senior Vice President of our Advisor since its formation in June 2009.  In addition, Mr. Bloom has served as President and a Director of Resource Real Estate since May 2004, and as Senior Vice President of RAI, a position he has held since September 2001.  Mr. Bloom joined RAI from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President, as well as a Principal of Colony Capital Asia Pacific from 1999 to 2001.  From 1998 to 1999, Mr. Bloom was a Director at Sonnenblick-Goldman Company, a New York based real estate investment bank.  From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher in New York and Drinker Biddle & Reath in Philadelphia.  Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Company, a regional full-service real estate company.  Mr. Bloom received a Bachelor of Arts degree in American Public Policy from Ursinus College and a Juris Doctor degree from Rutgers University School of Law.

Gary Lichtenstein has been one of our Directors since September 2009. Mr. Lichtenstein served as a partner of Grant Thornton LLP, a registered public accounting firm, from 1987 to July 2009.  He worked at Grant Thornton LLP from 1974 to 1977 and served as a manager at Grant Thornton LLP from 1977 to 1987.  Prior to joining Grant Thornton LLP, Mr. Lichtenstein served as an accountant for Soloway & von Rosen CPA from 1970 to 1974 and for Touche Ross Bailey & Smart from 1969 to 1970.  Mr. Lichtenstein serves on the Executive Board and serves as Chairman elect of the Diabetes Association of Greater Cleveland.  He received his Bachelor of Business Administration and his Juris Doctor degree from Cleveland State University.

The Board of Directors has determined that it is in the best interests of our company and our stockholders for Mr. Lichtenstein, in light of his public company accounting and financial reporting expertise, to serve as a director on the Board of Directors.

(Back to Index)

(Back to Index)

Lee Shlifer has been one of our Directors since September 2009. Mr. Shlifer has served as Founder, President and broker for Signature Investment Realty, Inc., an investment brokerage and management/consulting firm that emphasizes the acquisition and management of multifamily apartment buildings, since 1985.  Prior to founding Signature Investment Realty, Inc., he served as Vice President of Marketing for Spencer Industries from 1979 to 1981.  In addition, Mr. Shlifer served as a psychotherapist for the Eastern Pennsylvania Psychiatric Institute from 1978 to 1979.  Mr. Shlifer is a member of the Board of Directors of ELIT, a non-profit organization that operates schools in India and Pakistan to teach impoverished women basic computer skills.  He received his Bachelor of Arts degree from the University of Pennsylvania and his Masters of Arts degree in Clinical Psychology from The New School for Social Research.

The Board of Directors has determined that it is in the best interests of our company and our stockholders for Mr. Shlifer, in light of his significant finance and real estate market experience and his expertise in the acquisition and management of multifamily apartment buildings, to serve as a director on the Board of Directors.

Thomas J. Ikeler has been one of our Directors since September 2009.  Mr. Ikeler has served as Managing Director of Penzance, a Washington, DC based private equity real estate investment firm, since February, 2011, where he is involved with all aspects of the firm’s investment activities, including acquisitions, development and capital markets. From January 2009 to February 2011, Mr. Ikeler served as President of K2 Capital Advisors, LLC, a boutique advisory practice that assists real estate companies in selling or capitalizing existing assets and new acquisitions, since January 2009.  From May 2005 to January 2009, Mr. Ikeler served as Managing Director of Jones Lang LaSalle, one of the largest global real estate service firms with 180 offices in 60 countries and over 36,000 employees, where he specialized in commercial property and multifamily equity and debt financing.  From 1999 to May 2005, he served as Managing Director of Aegis Realty Consultants, the real estate banking affiliate of Berwind Property Group, which owns and operates more than 25,000 apartment units and 100 communities.  From 1997 to 1999, Mr. Ikeler served as Vice President/Corporate Finance for Security Capital Group and Senior Vice President for a subsidiary.  From 1994 to 1997, he established a real estate investment and advisory firm that targeted “off market” opportunities and advised institutional owners and operators of real estate, which included serving as lead outside advisor to RF&P Corporation, a private REIT owned by the Virginia Retirement System.  He received his Bachelor of Arts degree from Bucknell University and his Master in Business Administration from Harvard University.

The Board of Directors has determined that it is in the best interests of our company and our stockholders for Mr. Ikeler, in light of his significant experience in finance and real estate markets and his expertise in commercial property and multifamily equity and debt financing, to serve as a director on the Board of Directors.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer.  Our Code of Conduct and Ethics may be found at http://www.resourcereit.com on the Investor Relations page.

Audit Committee

The Audit Committee will assist the board in overseeing:

●	our accounting and financial reporting processes;

●	the integrity and audits of our financial statements;

●	our compliance with legal and regulatory requirements;

●	the qualifications and independence of our independent auditors; and

●	the performance of our internal and independent auditors.

The Audit Committee is also responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent public accountants.  The members of the Audit Committee are Gary Lichtenstein (Chairman), Lee Shlifer and Thomas J. Ikeler.  Each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”).  The board has determined that Mr. Lichtenstein qualifies as the Audit Committee “financial expert” within the meaning of SEC rules.

(Back to Index)

(Back to Index)

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us.  Our executive officers are also officers of our Advisor and its affiliates and are compensated by these entities, in part, for their services to us.  Under the terms of the advisory agreement, our Advisor is responsible for providing our day-to-day management, subject to the authority of our Board of Directors.  See Item 13 for a discussion of the fees paid and expenses reimbursed to our Advisor and its affiliates in connection with managing our operations.  Included in the organization and offering costs for which we reimburse the Advisor up to 2.5% of gross offering proceeds as of the date of reimbursement, are expenses related to the portion of our executive officers’ salaries allocated to providing services to us related to our initial public offering.

When reimbursing our Advisor for organization and offering expenses, subject to above-described limitation, we first reimburse all costs incurred to third-parties to date; once all third-party costs have been reimbursed, we then reimburse our Advisor for personnel expenses, including expenses related to our allocable portion of the salaries of our executive officers incurred to date.  During the year ended 2010, we did not reimburse our Advisor for any portion of the salaries of our executive officers because organization and offering expenses incurred by our Advisor were in excess of 2.5% of gross offering proceeds and third-party costs incurred to date were reimbursed first.

Compensation of Directors

We have provided below certain information regarding compensation paid to or earned by our directors during the 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jonathan Z. Cohen (1)	−	−	−
Alan F. Feldman (1)	−	−	−
Gary Lichtenstein	$44,500	−	$44,500
Lee F. Shlifer	$41,000	−	$41,000
Thomas J. Ikeler	$38,000	−	$38,000

(1)	Directors who are not independent of us do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

●	an annual retainer of $25,000 ($30,000 for the chairman of the audit committee);

●	$1,000 per each board meeting attended in person;

●	$1,000 per each committee meeting attended in person, except that the chairman of the committee is paid $2,000 for each meeting attended in person;

●	$500 per each board meeting attended by telephone; and

●	$500 per each committee meeting attended by telephone, except that the chairman of the committee is paid $1,000 for each meeting attended by telephone.

(Back to Index)

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 29, 2011 for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.  To our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares (4)
Resource Real Estate Opportunity Advisor, LLC	15,500	0.4%
Jonathan Z. Cohen, Chairman of the Board	15,500	0.4%
Alan F. Feldman, Chief Executive Officer and Director	20,500 (3)	0.6%
Kevin M. Finkel, Chief Operating Officer and President	15,500	0.4%
Steven R. Saltzman, Chief Financial Officer, Senior Vice President and Treasurer	−	−
Shelle Weisbaum, Chief Legal Officer, Senior Vice President and Secretary	−	−
David E. Bloom, Senior Vice President	−	−
Gary Lichtenstein, Independent Director	−	−
Lee F. Shlifer, Independent Director	−	−
Thomas J. Ikeler, Independent Director	−	−
All directors and officers as a group	20,500	0.6%

(1)	The address for each beneficial owner is One Crescent Drive, Suite 203, Philadelphia, Pennsylvania 19112.

(2)
As of March 29, 2011, Resource Real Estate Opportunity Advisor, LLC owns 15,500 shares of our outstanding stock.  Our Advisor is controlled by Jonathan Z. Cohen, Alan F. Feldman and Kevin M. Finkel.  Our Advisor exchanged 4,500 shares of common stock for 45,000 shares of our convertible stock and purchased 4,068 shares of our convertible stock that remain unsold upon completion of our private offering.  The actual number of shares of common stock which will be issuable upon conversion of the convertible stock, if any, is indeterminable at this time.

(3)	Includes 5,000 shares held by an IRA for the benefit of Mr. Feldman.

(4)	Based on 3,566,435 shares of common stock outstanding as of March 29, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Our Policy Regarding Transactions with Related Persons

Our charter requires our Conflicts Committee, which consists of all of our independent directors, to review and approve all transactions between us and our Advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief legal officer, or, if the compliance officer is affected by the conflict, directly to the Chairman of our Conflicts Committee.

Certain Transactions with Related Persons

Our executive officers, Alan F. Feldman, Kevin M. Finkel, Steven R. Saltzman, Shelle Weisbaum, and David E. Bloom, are also executive officers of the Advisor and our property manager, Resource Real Estate Opportunity Manager. Each of these individuals are also employed by RAI which indirectly owns the Advisor, Resource Real Estate Opportunity Manager, and the dealer manager of our private offering and our initial public offering, Chadwick.  Mr. Feldman, who is also one of our directors, Mr. Finkel, and Jonathan Z. Cohen, the Chairman of our Board of Directors, are the Managers of the Advisor and Resource Real Estate Opportunity Manager.  In addition, Mr. Cohen is the President and Chief Executive of RAI. Mr. Cohen is also the son of the Chairman of RAI, Edward E. Cohen.

(Back to Index)

(Back to Index)

Our Relationship with our Advisor

We have entered into an advisory agreement with the Advisor, or the Advisory Agreement, pursuant to which the Advisor is responsible for managing, operating, directing and supervising the operations and administration of us and our assets.  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to our offerings and our operations, including organization and offering expenses, acquisition expenses and operating expenses.

The Advisor is reimbursed for expenses it incurs in connection with its provision of services to us, including our allocable share of costs for Advisor personnel and overhead.  However, we will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition fees or disposition fees.  The Advisor has advanced funds to us for both operating costs and organization and offering costs.

Advances for operating costs for the year and period ended December 31, 2010 and 2009 totaled approximately $808,000 and $116,000, respectively.  Amounts due to the Advisor as of December 31, 2010 and 2009 were $924,000 and $116,000 for operating advances, respectively.  These amounts are reimbursed to the Advisor from the proceeds of our public offering pursuant to the terms of the Advisory Agreement.

The Advisor has also advanced funds to us for organization and offering costs.  Gross advances for organization and offering for the year and period ended December 31, 2010 and 2009 totaled approximately $1.1 million and $1.9 million, respectively.  Amounts incurred by the Advisor as of December 31, 2010 and 2009 were $2.7 million and $1.9 million, respectively.  These amounts are reimbursable to the Advisor only to the extent provided by the terms of the Advisory Agreement described below.

Pursuant to the terms of the Advisory Agreement, with respect to our private offering, the Advisor is entitled to receive a non-accountable expense reimbursement in an amount equal to 2.5% of the gross offering proceeds.  For the year ended December 31, 2010, such reimbursements totaled approximately $315,000.  In addition, with respect to our ongoing initial public offering, the Advisor is entitled to receive an organization and offering expense reimbursement up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of reimbursement.  For the year and period ended December 31, 2010, such reimbursements totaled approximately $276,000.  As of December 31, 2010, $14,000 of such reimbursements due to the Advisor were unpaid.

We pay the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments we acquire plus any capital expenditure reserves allocated, or the amount funded by us to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and we paid to the Advisor approximately $360,000 and $0, respectively, in acquisition fees.

We pay the Advisor, or an affiliate, an acquisition expense reimbursement for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not we ultimately acquire the property or debt investment.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and we paid to the Advisor approximately $28,000 and $0, respectively, in acquisition expense reimbursements.

We pay the Advisor an asset management fee as a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee will be based only on the portion of the costs or value attributable to our investment in an asset if we do not own all or a majority of an asset and do not manage or control the asset.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and we paid to the Advisor approximately $29,000 and $0, respectively, in asset management fees.

Our Relationship with our Dealer-Manager

For the year ended December 31, 2010, Chadwick earned selling commissions and dealer manager fees of approximately $1.2 million for our private offering.  For the year ended December 31, 2010, Chadwick did not earn any expense reimbursements related to our private offering.

(Back to Index)

(Back to Index)

We executed a dealer manager agreement with the Chadwick, pursuant to which Chadwick is responsible for marketing our shares in our public offering.  Pursuant to the terms of the dealer manager agreement, we pay Chadwick selling commissions in the amount of up to 7% of gross public offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds.  Chadwick reallows all selling commissions earned and up to 1.0% of the dealer manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer manager fees are paid in connection with sales under the distribution reinvestment plan.  Additionally, we may reimburse Chadwick or bona fide invoiced due diligence expenses.  For the year ended December 31, 2010, Chadwick earned selling commissions and dealer manager fees of approximately and $1.1 million.  For the year ended December 31, 2010, Chadwick earned and we paid to Chadwick approximately $0 in due diligence expense reimbursements.

For the year ended December 31, 2010, the costs of raising capital in our private and public offerings represented approximately 12% of the capital raised.

Our Relationship with our Property Manager

We have entered into a management agreement with the Resource Real Estate Opportunity Manager, our Manager, pursuant to which it will manage real estate properties and real estate-related debt investments and coordinate the leasing of, and manage construction activities related to, some of our real estate properties.  Pursuant to the terms of the management agreement, our Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the year ended December 31, 2010, our Manager earned and we paid to it approximately $48,000 in property management fees.

Convertible Stock

On June 15, 2010, the Advisor converted 4,500 shares of our common stock into 45,000 shares of convertible stock and purchased 4,068 additional shares of convertible stock for $1 each.  In March 2011, five convertible shares were purchased by an eligible investor, thereby reducing the Advisor’s balance of these shares.  The convertible stock held by the Advisor will convert into shares of common stock on one of two events:  first, if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at we originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return at that price; and second, the convertible stock will convert if we list the common stock on a national securities exchange and, on the 31st trading day after listing, our value based on the average trading price of the common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

Other Transactions involving Affiliates

There were no additional transactions between us and our affiliates.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our Board of Directors, and all of the members of the Audit Committee and the Conflicts Committee are “independent” as defined by the New York Stock Exchange (“NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board of Directors has determined that Gary Lichtenstein, Lee F. Shlifer, and Thomas J. Ikeler each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Conflicts Committee

In order to reduce or eliminate certain potential conflicts of interest, our charter creates a conflicts committee of our Board of Directors consisting solely of all of our independent directors, that is, all of our directors who are not affiliated with our Advisor. Our charter authorizes the conflicts committee to act on any matter permitted under Maryland law. Both the Board of Directors and the conflicts committee must act upon those conflict-of-interest matters that cannot be delegated to a committee under Maryland law.  Our charter also empowers the conflicts committee to retain its own legal and financial advisors.

(Back to Index)

(Back to Index)

Our charter requires that the conflicts committee discharge the board’s responsibilities relating to the nomination of independent directors and the compensation of our independent directors.  Our conflicts committee will also discharge the board’s responsibilities relating to the compensation of our executives.  Subject to the limitations in our charter, the conflicts committee may also create stock-award plans.  Mr. Shlifer serves as the chairman of the conflicts committee, and Messrs. Ikeler and Lichtenstein serve as members of the conflicts committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors

During the year ended December 31, 2010, Grant Thornton LLP served as our independent auditor and provided certain domestic tax and other services.  Grant Thornton LLP has served as our independent auditor since our formation.

Preapproval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the Audit Committee charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The Audit Committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since June 16, 2010, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Grant Thornton LLP have been pre-approved in accordance with the policies and procedures described above.

Principal Auditor Fees

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor for the year and period ended December 31, 2010 and 2009, are set forth in the table below.

	December 31,
	2010	2009
Audit fees	$26,010	$51,820
Audit-related fees	33,656	−
Tax fees	−	−
All other fees	27,830	38,445
Total	$87,496	$90,265

For purposes of the preceding table, Grant Thornton’s professional fees are classified as follows:

●
Audit fees – These are fees for professional services performed for the audit of our annual financial statements  and other procedures performed by Grant Thornton LLP in order for them to be able to form an opinion on our consolidated financial statements.

●
Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, the required review of quarterly financial statements and other procedures performed by Grant Thornton LLP such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

●
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

●	All other fees – These fees cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)           Financial Statements

See the Index to Financial Statements at page F-1 of this report.

(b)           Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Subscription Agreement, included as Appendix B to prospectus (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix A to Supplement No. 9 to the prospectus (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

4.4	Share Redemption Program (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed May 7, 2010)
4.5	Escrow Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 13, 2010)
4.6	Forms of letters sent to shareholders confirming their investment. (1)
10.1	Third Amended and Restated Advisory Agreement (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)
10.2	Management Agreement (incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 15, 2009)
10.3
Loan Sale Agreement (Westhollow Apartments) between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate opportunity OP, LP., dated July 30, 2010 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

10.4
Amendment to Loan and Sale Agreement, dated August 23, 2010, between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate opportunity OP, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

(Back to Index)

(Back to Index)

10.5
Reinstatement and Second Amendment to Loan and Sale Agreement (Westhollow Apartments), dated August 31, 2010 between Bank of America, N.A. as successor by merger to LaSalle Bank National Association as Trustee for the Registered Holders of GMAC Commercial Mortgage Securities, Inc., Mortgage Pass-Through Certificates, Series 2003-C3 and Resource Real Estate Opportunity OP, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

10.6
Deed of Trust and Security Agreement (Westhollow Apartments), dated as of October 27, 2003 among Westhollow Landmark LP, as grantor, Jay C. Paxton, as trustee, and Deutsche Banc Mortgage Capital, L.L.C., as beneficiary (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

10.7
Assignment and Assumption of Loan Sale Agreement (Westhollow Apartments), dated as of September 03, 2010, between Resource Real Estate Opportunity OP, LP as assignor and RRE Westhollow Holdings, LLC as assignee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 15, 2010)

10.8
Mortgage Loan Sale Agreement (Crestwood Apartments) between Capmark Bank and RRE Crestwood Holdings, LLC dated December 15, 2010 (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

10.9	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Crestwood Apartments) between Capmark Bank and CV Apartments, LLC dated November 30, 2007
10.10	Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 13, 2010)
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 30, 2011.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 30, 2011
JONATHAN Z. COHEN

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2011
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 30, 2011
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer andPrincipal Accounting Officer)

/s/ Gary Lichtenstein	Director	March 30, 2011
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 30, 2011
LEE F. SHLIFER

/s/ Thomas J. Ikeler	Director	March 30, 2011
THOMAS J. IKELER

(Back to Index)

(Back to Index)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2010 and for the Period from June 3, 2009 (date of inception) to December 31, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2010 and for the Period from June 3, 2009 (date of inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and for the Period from June 3, 2009 (date of inception) to December 31, 2009	F-6

Notes to Consolidated Financial Statements – December 31, 2010	F-7

Schedule III - Investments in Real Estate	F-16

Schedule IV – Investments in Mortgage Loans on Real Estate	F-17

(Back to Financial Statements Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from June 3, 2009 (date of inception) to December 31, 2009.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Opportunity REIT, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 and for the period from June 3, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2011

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Investments:
Rental properties, net	$8,336	$	−
Loans held for investment, net	6,250		−
			−
Cash	5,566		750
Prepaid expenses	200		12
Due from related party	48		−
Contributions receivable	155		−
Tenant receivables	14		−
Deposits	20		−
Deferred offering costs	3,684		2,153
Identified intangible assets, net	129		−
Total assets	$24,402		$2,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$3,693		$2,281
Accounts payable and accrued expenses	854		−
Security deposits	5		−
Subscription deposits	627		549
Total liabilities	5,179		2,830

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; 0 issued and outstanding)	−		−
Common stock (par value $.01; 1,000,000,000 shares authorized; 2,438,876 and 20,000 issued and outstanding, respectively)	24		−
Convertible stock (“promote shares”) (par value $.01; 50,000 shares authorized; 50,000 and 0 issued and outstanding, respectively)	1		−
Additional paid-in capital	21,388		200
Accumulated deficit	(2,190)		(115)
Total stockholders’ equity	19,223		85
Total liabilities and stockholders’ equity	$24,402		$2,915

The accompanying notes are an integral part of these statements.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,	For the Period from June 3, 2009 (date of inception) to December 31,
	2010	2009
Revenues:
Rental income	$243	$ −
Interest income	41	1
	284	1

Expenses:
Rental operating	461	−
Acquisition costs	442	−
Management fees - related parties	78	−
General and administrative	1,180	116
Depreciation and amortization expense	198	−
Total expenses	2,359	116
Net loss	$(2,075)	$(115)

Weighted average shares outstanding	1,162,713	N/M

Basic and diluted loss per share	$(1.78)	N/M

N/M - Not Meaningful

The accompanying notes are an integral part of these statements.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE PERIOD FROM JUNE 3, 2009 (DATE OF INCEPTION) TO DECEMBER 31, 2009
(in thousands)

							Additional		Total
	Common Stock			Convertible Stock			Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity
Balance at June 3, 2009	−	$	−	−	$	−	$ −	$ −	$ −
Issuance of stock	20		−	−		−	200	−	200
Net loss	−		−	−		−	−	(115)	(115)
Balance at December 31, 2009	20		−	−		−	200	(115)	85
Issuance of stock	2,423		24	5		−	24,131	−	24,155
Conversion of common to convertible stock	(5)		−	45		1	−	−	1
Syndication costs	−		−	−		−	(2,943)	−	(2,943)
Net loss	−		−	−		−	−	(2,075)	(2,075)
Balance at December 31, 2010	2,438		$24	50		$1	$21,388	$(2,190)	$19,223

The accompanying notes are an integral part of this statement.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		For the Period
		from
		June 3, 2009
	For the	(date of inception)
	Year Ended	to
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,075)	$(115)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	198	−
Changes in operating assets and liabilities:
Prepaid expenses	(187)	(12)
Due from related party	(48)	−
Tenant receivables	(14)	−
Deposits	(20)	−
Due to related parties, net of offering costs	(119)	128
Accounts payable and accrued expenses	854	−
Security deposits	5	−
Net cash (used in) provided by operating activities	(1,406)	1

Cash flows from investing activities:
Property acquisition	(225)	−
Loan acquisitions	(14,050)	−
Capital expenditures	(638)	−
Net cash used in investing activities	(14,913)	−

Cash flows from financing activities:
Contributions receivable	(155)	−
Proceeds from issuance of common stock	23,606	200
Subscription deposits	627	549
Syndication costs	(2,943)	−
Net cash provided by financing activities	21,135	749
Net increase in cash	4,816	750
Cash at beginning of period	750	−
Cash at end of year	$5,566	$750

Supplemental disclosure of non-cash items:
Investor contributions held in escrow which converted to common stock	$549	$ −
Property received on foreclosure of a loan held for investment	$7,800	$ −

The accompanying notes are an integral part of these statements.

(Back to Financial Statements Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares and net proceeds of approximately $11.3 million after payment of approximately $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 932 shares of the convertible stock; Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, purchased the remaining 4,068 shares.

On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, the Company raised the minimum offering amount and broke escrow in its offering with respect to subscriptions received from investors in all states except New York and Pennsylvania, which have minimum offering amounts of $2.5 million and $25.0 million, respectively.  The Company subsequently raised the minimum New York offering amount of $2.5 million on September 17, 2010.  As a result of breaking escrow, the Company is no longer considered a developmental stage enterprise.  As of December 31, 2010, a total of 1,159,649 shares of common stock have been issued in connection with the Company’s public offering.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.

The Company’s objective is to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments.  The Company intends to acquire real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010.  To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements.  Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes at least 90% of its taxable net income to its stockholders.  The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

(Back to Financial Statements Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Crestwood	270	Birmingham, Alabama

All intercompany accounts and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The Company’s adoption of this guidance in 2010 did not have a material impact on its consolidated financial statements.

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that clarifies and requires new disclosures about fair value measurements.  The new pronouncement requires a reporting entity to disclose the amounts and reasons for significant transfers between Level 1 and Level 2, as well as significant transfers in and out of Level 3 of the fair value hierarchy.  The new guidance also requires that purchase, sales, issuances, and settlements be presented gross in the Level 3 reconciliation and that the requirement is effective for years beginning after December 15, 2010 and for interim periods within those years, with early adoption permitted.  The Company’s adoption of this guidance in 2010 did not have a material impact on its financial statements.  The new guidance only amends the disclosures requirements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  Actual results could differ from those estimates.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Rental Properties

The Company records acquired rental properties at cost.  The Company considers the period of future benefit of an asset to determine its appropriate useful life.  The Company anticipates the estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3-27.5 years
Tenant improvements	Shorter of lease term or expected useful life

The Company will present operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the consolidated balance sheet.

Impairment of Long Lived Assets

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of December 31, 2010 and 2009.

Loans Held for Investment, Net

The Company records acquired loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  A loan held for investment is considered impaired when it becomes probable, based on current information, that the Company is unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or a practical expedient, the fair value of the collateral.  If a loan is deemed to be impaired, the Company records a reserve for loan losses through a charge to income for any shortfall.

The Company may acquire real estate loans at a discount due to their credit quality.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan held for investment.  The EIR that is calculated when the loan held for investment is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered.

Interest income from performing loans held for investment is recognized based on the contractual terms of the loan agreement.  Fees related to any buy down of the interest rate is deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  Closing costs related to the purchase of a performing loan held for investment are amortized over the term of the loan and accreted as an adjustment against interest income.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Purchase Price of Acquired Assets

The cost of rental properties is allocated to net tangible and intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant.  Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – (Continued)

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  At December 31, 2010 and 2009, there was $1,105 and $0, respectively, in the allowance for uncollectable receivables.

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

The future minimum rental payments to be received from noncancelable operating leases is approximately $1.1 million and $37,000 for the years ending 2011 and 2012, respectively, and none thereafter.

Deferred Offering Costs

Through December 31, 2010, the Advisor has advanced approximately $3.8 million on behalf of the Company related to public offering costs consisting of accounting, advertising allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of December 31, 2010, approximately $300,000 has been reimbursed to the Advisor.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ended December 31, 2010.  Accordingly, the Company generally will not be subject to corporate U.S. federal income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock-ownership tests.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Earnings Per Share

Basic earnings per share is calculated on the basis of weighted average number of common shares outstanding during the year.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  The convertible shares discussed in Note 6 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of a 1.5% stock dividend declared March 15, 2011 to shareholders of record as of February 28, 2011.

NOTE 3 – RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Land	$968	$	−
Building and improvements	7,297		−
Furniture, fixtures and equipment	136		−
	8,401		−
Less: accumulated depreciation	(65)		−
	$8,336	$	−

The Company’s depreciation expense for the year and period ended December 31, 2010, and 2009 was approximately $65,000 and $0, respectively.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

On December 21, 2010, the Company purchased, at a discount, two non-performing promissory notes (the “Crestwood Notes”) with an unpaid balance of $10.7 million secured by a first lien mortgage on a 270-unit multifamily community known as Crestwood Crossings Apartments (“Crestwood”) located in Birmingham, Alabama.  The contract purchase price for the Crestwood Notes was $6.3 million, excluding closing costs, and was funded from the proceeds of the Company’s public offering.  The Company foreclosed on the Crestwood Notes on March 2, 2011 and took possession of the property.

NOTE 5 – ACQUISITIONS AND FORECLOSURES

RRE 107th Avenue – Omaha, Nebraska

On August 26, 2010, the Company purchased a residential apartment complex located at 107th Avenue, in Omaha, Nebraska (“RRE 107th Avenue”) for a purchase price of $225,000, plus closing costs.  The Company paid an acquisition fee of $5,456, or 2% of the purchase price and closing costs, to the Advisor.

The following table presents the purchase price allocation of the asset acquired (in thousands):

Rental property, at cost:
Land	$25
Buildings	196
221
Acquired intangibles − in-place leases	4
Cash paid for acquired rental property	$225

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Arcadia – Houston, Texas

On September 3, 2010, the Company purchased at a discount, a non-performing promissory note (the “Westhollow Note”) for a discounted purchase price of $7.8 million plus closing costs.  This note was secured by a first priority Deed of Trust and Security Agreement on a 404-unit multifamily residential community known as Arcadia, located in Houston, Texas.  The Company paid an acquisition fee of $228,808, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the note, the Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and as such, title to Arcadia was transferred to it in exchange for the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note which the Company believed to be a reasonable approximation of the fair value of Arcadia.  The cost of this real estate investment was subsequently allocated to net tangible and intangible assets based on relative fair values.

The following table presents the purchase price allocation of Arcadia which was acquired in exchange for the Westhollow Note (in thousands):

Rental property, at cost:
Land	$943
Buildings	6,599
7,542
Acquired intangibles − in-place leases	258
Value assigned for rental property	$7,800

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of in-place leases of approximately $262,000 as of December 31, 2010, net of accumulated amortization of approximately $133,000 with a weighted average remaining life of three months.  Expected amortization expense for the year ending December 31, 2011 is approximately $129,000.  There were no intangible assets at December 31, 2009.

NOTE 7 – EQUITY

Preferred stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2010 and 2009, there were no shares of preferred stock issued and outstanding.

Common stock

On June 17, 2009, the Advisor purchased 20,000 shares of the Company’s common stock for a total cash consideration of $200,000 and was admitted as its initial stockholder.  On June 15, 2010, the Advisor converted 4,500 common shares to 45,000 shares of the Company’s convertible stock.  Through December 31, 2010, the Company had issued an aggregate of 1,263,727 shares of its common stock in connection with its initial private offering, and 1,159,649 shares of its common stock in connection with its currently ongoing public offering.  As of December 31, 2010 and 2009, the Company had 2,438,876 and 20,000 shares of common stock outstanding, respectively.

Convertible stock

The Advisor owns 49,068 shares and outside investors own 932 shares of the Company’s $0.01 par value convertible stock.  The convertible stock  will convert into shares of the Company’s common stock on one of two events:  first, if the Company has paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.  The Advisor has granted 17,346 shares of its convertible stock to employees of RAI; these shares will vest ratably over the next three years.  None of these shares have vested as of December 31, 2010.  As of December 31, 2010 and 2009, the Company had 50,000 and 0 shares, respectively, of the Company convertible stock outstanding.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 7 – EQUITY – (Continued)

The convertible stock will be of no value unless the Company’s common stockholders realize or have an opportunity to realize a stated minimum return as a result of the Company’s cumulative distributions or the trading price of our shares on a national securities exchange.  As a result, the Company’s convertible stock is economically similar to a back-end incentive fee, which many other non-traded REITs have agreed to pay to their external advisors.

Distribution Reinvestment Plan

The Company is also offering up to 7.5 million shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of December 31, 2010, no shares had been purchased under this plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has entered into an advisory agreement with the Advisor (“the Advisory Agreement”) pursuant to which the Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets.  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to the Company’s offering and operations, including organization and offering expenses, acquisition expenses and operating expenses.

The Advisor is reimbursed for expenses it incurs in connection with its provision of services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition fees or disposition fees.  The Advisor has advanced funds to the Company for both operating costs and organization and offering costs.

Advances for operating costs for the year and period ended December 31, 2010 and 2009 totaled approximately $808,000 and $116,000, respectively.  Amounts due to the Advisor as of December 31, 2010 and 2009 were $924,000 and $116,000 for operating advances, respectively.  These amounts are being reimbursed to the Advisor from the proceeds of the Company’s initial public offering pursuant to the terms of the Advisory Agreement.

The Advisor has also advanced funds to the Company for organization and offering costs.  Gross advances for organization and offering for the year and period ended December 31, 2010 and 2009 totaled approximately $1.1 million and $1.9 million, respectively.  Amounts incurred by the Advisor as of December 31, 2010 and 2009 were $2.7 million and $1.9 million, respectively.  These amounts are reimbursable to the Advisor only to the extent provided by the terms of the Advisory Agreement described below.

Pursuant to the terms of the Advisory Agreement, with respect to the Company’s private offering, the Advisor was entitled to receive a non-accountable expense reimbursement in an amount equal to 2.5% of the gross offering proceeds.  For the year ended December 31, 2010, such reimbursements totaled approximately $315,000.  In addition, with respect to the Company’s ongoing initial public offering, the Advisor is entitled to receive an organization and offering expense reimbursement of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the year ended December 31, 2010, such reimbursements totaled approximately $276,000.  As of December 31, 2010, a total of $14,000 of expense reimbursements due to the Advisor was unpaid.

The Company pays the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and the Company paid to the Advisor approximately $360,000 and $0, respectively, in acquisition fees.

The Company pays the Advisor, or an affiliate, an acquisition expense reimbursement for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not the Company ultimately acquires the property or debt investment.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and the Company paid to the Advisor approximately $28,000 and $0, respectively, in acquisition expense reimbursements.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee will be based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the year and period ended December 31, 2010 and 2009, the Advisor earned and the Company paid to the Advisor approximately $29,000 and $0, respectively, in asset management fees.

The Company executed a dealer manager agreement with Chadwick Securities, Inc. (“Chadwick”), an affiliate of the Advisor, pursuant to which Chadwick has been engaged to serve as the Company’s dealer manager.  Chadwick is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer-manager agreement, the Company pays Chadwick a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.  Chadwick reallows all selling commissions earned and up to 1.0% of the dealer-manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer-manager fees are earned by Chadwick in connection with sales under the distribution reinvestment plan.  Additionally, the Company may reimburse Chadwick for bona fide due diligence expenses.  For the year ended December 31, 2010, Chadwick earned selling commissions and dealer-manager fees of approximately $1.1 million and there were no due diligence expense reimbursements.

For the period ended December 31, 2009, Chadwick earned selling commissions and dealer-manager fees of approximately $1.2 million in connection with the Company’s private offering.  No fees or expense reimbursements related to the private offering were incurred during the year ended December 31, 2010.

The Company has entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager will manage real estate properties and real estate-related debt investments and coordinate the leasing of, and manage construction activities related to, some of the real estate properties for the benefit of the Company.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the year and period ended December 31, 2010 and 2009, the Manager earned and the Company paid to the Manager approximately $48,000 and $0, respectively, in property management fees.

On June 15, 2010, the Advisor converted 4,500 shares of the Company’s common stock into 45,000 shares of convertible stock and purchased 4,068 additional shares of convertible stock for $1 per share.  In March 2011, five convertible shares were purchased by an eligible investor thereby reducing the Advisor’s balance by these shares.  The Advisor has granted 17,346 shares of the convertible stock to employees of RAI; these shares will vest ratably over the next three years.  None of these shares have vested as of December 31, 2010.

NOTE 9– DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates fair value of each financial instrument for which it is practicable to estimate.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Given the date of the acquisition of the Crestwood Notes, the carrying value of $6.3 million approximates fair value.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements, except for the retroactive adjustment of all per share and share amounts relative to the stock distribution.

Stock Distribution Declaration

On January 24, 2011, the Company’s Board of Directors declared a stock distribution of 0.015 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on February 28, 2011.  These shares were distributed on March 15, 2011.

Property Foreclosure

On March 2, 2011, the Company took title to Crestwood by foreclosing on the Crestwood Notes.  Crestwood is a 270-unit multifamily residential community situated near a major retail center.  Crestwood encompasses approximately 255,750 rentable square feet with an average unit size of 947 square feet.  Crestwood features amenities including a pool, two playgrounds, laundry facilities and a lighted basketball court.

Loan Portfolio Acquisition

On March 15, 2011, the Company purchased a portfolio of two non-performing first mortgage loans and two performing first mortgage loans secured by multifamily rental properties located in Detroit and Kalamazoo, MI; Columbia City, IN; and Oberlin, OH for approximately $3.1 million, excluding closing costs.

Sales of Shares of Common Stock

From January 1, 2011 through March 29, 2011, the Company raised approximately $10.9 million through the issuance of approximately 1.1 million shares of common stock under its public offering.  As of March 29, 2011, approximately 72.6 million shares remained available for sale to the public under the Offering, exclusive of shares available under the Company’s distribution reinvestment plan.

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2010
(dollars in thousands)

Column A	Column B		Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances		Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$	−	$221	$14	$235	$(2)	1961	08/26/2010	3 - 27.5 years
Omaha, NE

Residential		−	7,542	624	8,166	(63)	1978	10/05/2010	3 - 27.5 years
Houston, TX
	$	−	$7,763	$638	$8,401	$(65)

Year Ended December 31,
2010
Balance, beginning of the period	$ −
Additions during period:
Acquisitions	7,763
Improvements, etc.	638
Balance, at close of period	$8,401

(Back to Financial Statements Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2010
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Multifamily unit, Birmingham, AL	Fixed interest rate of 6.0%	12/01/2010	n/a	n/a	$6,825	$4,252

Multifamily unit, Birmingham, AL	1 month LIBOR + 2.0%	12/01/2010	n/a	n/a	3,208	1,998
					$10,033	$6,250

Year Ended December 31,
2010
Balance, beginning of the period	$ −
Additions:
New loans	6,250
Balance, end of the period	$6,250