Form 10-Q
period 2011-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2011-05-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54369

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of May 12, 2011, there were 4,242,869 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described under the caption “Risk Factors,” in our Registration Statement on Form S-11 (File No. 333-160463), as amended.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments:
Rental properties, net	$15,754	$8,336
Loans held for investment, net	3,152	6,250

Cash	10,175	5,566
Prepaid expenses	131	200
Due from related parties	16	48
Contributions receivable	246	155
Tenant receivables	24	14
Deposits and other assets	70	20
Deferred offering costs	3,834	3,684
Identified intangible assets, net	278	129
Total assets	$33,680	$24,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$3,934	$3,693
Accounts payable and accrued expenses	1,104	854
Security deposits	79	5
Tenant prepayments	11	−
Subscription deposits	991	627
Total liabilities	6,119	5,179

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; 0 issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized; 3,607,822 and 2,438,876 issued and outstanding, respectively)	36	24
Convertible stock (par value $.01; 50,000 shares authorized; 50,000 issued and outstanding)	1	1
Additional paid-in capital	31,666	21,388
Accumulated deficit	(4,142)	(2,190)
Total stockholders’ equity	27,561	19,223
Total liabilities and stockholders’ equity	$33,680	$24,402

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$342	$	−
Interest income	23		3
	365		3

Expenses:
Rental operating	612		−
Acquisition costs	254		−
Management fees - related parties	102		−
General and administrative	629		259
Depreciation and amortization expense	241		−
Total expenses	1,838		259
Net loss	$(1,473)		$(256)

Weighted average shares outstanding	2,954,288		202,532

Basic and diluted loss per share	$(.50)	$	N/M

N/M          Not Meaningful

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands)
(unaudited)

					Additional		Total
	Common Stock		Convertible Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2011	2,438	$24	50	$1	$21,388	$(2,190)	$19,223
Issuance of stock	1,121	12	−	−	11,155	−	11,167
Stock dividends	48	−	−	−	479	(479)	−
Syndication costs	−	−	−	−	(1,356)	−	(1,356)
Net loss	−	−	−	−	−	(1,473)	(1,473)
Balance at March 31, 2011	3,607	$36	50	$1	$31,666	$(4,142)	$27,561

The accompanying notes are an integral part of this statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2011		2010
Cash flows from operating activities:
Net loss		$(1,473)		$(256)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		241		−
(Accretion) amortization of discount and direct loan fees and costs		(13)		−
Changes in operating assets and liabilities:
Prepaid expenses		69		(3)
Due from related parties		32		(64)
Tenant receivables		(10)		−
Deposits from other assets		(50)		−
Due to related parties, net of offering costs		91		313
Accounts payable and accrued expenses		250		152
Tenant prepayments		11		−
Security deposits		74		−
Net cash (used in) provided by operating activities		(778)		142

Cash flows from investing activities:
Loan acquisitions		(3,139)		−
Capital expenditures		(1,558)		−
Net cash used in investing activities		(4,697)		−

Cash flows from financing activities:
Contributions receivable, net of collections		(91)		−
Proceeds from issuance of common stock		11,167		3,863
Subscription deposits		364		−
Syndication costs		(1,356)		(551)
Net cash provided by financing activities		10,084		3,312
Net increase in cash		4,609		3,454
Cash at beginning of period		5,566		750
Cash at end of period		$10,175		$4,204

Supplemental disclosure of non-cash items:
Investor contributions held in escrow which converted to common stock	$	−		$549
Property and intangibles received on foreclosure of a loan held for investment		$6,250	$	−
Stock dividends issued March 15, 2011		$479	$	−

The accompanying notes are an integral part of these statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

    Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares and net proceeds of approximately $11.3 million after payment of approximately $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, purchased the remaining 4,068 shares.

    On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, the Company raised the minimum offering amount and broke escrow in its offering with respect to subscriptions received from investors in all states except New York and Pennsylvania, which have minimum offering amounts of $2.5 million and $25.0 million, respectively.  The Company subsequently raised the minimum New York offering amount of $2.5 million on September 17, 2010.  As a result of breaking escrow, the Company is no longer considered a developmental stage enterprise.  As of March 31, 2011, a total of 2,328,595 shares of common stock have been issued in connection with the Company’s public offering.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.

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

    The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010.  The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

    The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Crestwood	270	Birmingham, Alabama

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
March 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Rental Properties

    The Company records acquired rental properties at cost.  The Company considers the period of future benefit of an asset to determine its appropriate useful life.  The Company anticipates the estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0-27.5 years
Tenant improvements	Shorter of lease term or expected useful life

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

    If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of March 31, 2011.

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

    Interest income from performing loans held for investment is recognized based on the contractual terms of the loan agreement.  Fees related to any buy down of the interest rate is deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  The initial investment made in a purchased performing loan includes the amount paid to the seller plus fees.  The initial investment frequently differs from the related loan’s principal amount at the date of the purchase.  The difference is recognized as an adjustment of the yield over the life of the loan.  Closing costs related to the purchase of a performing loan held for investment are amortized over the term of the loan and accreted as an adjustment against interest income.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Purchase Price of Acquired Assets

    The cost of rental properties is allocated to net tangible and intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, value of in-place leases and value of tenant relationships, based in each case on their fair values.

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
March 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – (Continued)

    The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  At March 31, 2011 and December 31, 2010, there was $1,105 in the allowance for uncollectable receivables.

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

    The future minimum rental payments to be received from noncancelable operating leases is approximately $1.3 million and $204,000 for the years ending 2011 and 2012, respectively, and none thereafter.

Deferred Offering Costs

    Through March 31, 2011, the Advisor has advanced approximately $4.3 million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of March 31, 2011, approximately $550,000 has been reimbursed to the Advisor.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

Income Taxes

    The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ended December 31, 2010.  To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  Accordingly, the Company generally will not be subject to corporate U.S. federal income taxes to the extent that it annually distributes at least 90% of its taxable net income to its stockholders.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

    The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

    The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income Taxes – (Continued)

    The Company evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company.  The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in the Consolidated Balance Sheets or Consolidated Statements of Operations and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

    The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.  The Company may be subject to U.S. federal income tax and state/local income tax examinations for the year 2010.

Earnings Per Share

    Basic earnings per share is calculated on the basis of weighted-average number of common shares outstanding during the year.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 7 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of a 1.5% stock dividend declared March 15, 2011 to shareholders of record as of February 28, 2011.

NOTE 3 – RENTAL PROPERTIES, NET

    The Company’s investments in rental properties consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$1,564	$968
Building and improvements	13,846	7,297
Furniture, fixtures and equipment	513	136
	15,923	8,401
Less: accumulated depreciation	(169)	(65)
	$15,754	$8,336

    The Company’s depreciation expense for the periods ended March 31, 2011 and December 31, 2010 was approximately $104,000 and $65,000, respectively.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

    On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which is secured by a first priority mortgage on a multifamily rental apartment community, from an unaffiliated seller.  The contract purchase price for the Notes was $3.1 million, excluding closing costs, and was funded from the proceeds of the public offering.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET – (Continued)

    The following table is the aging of the Company’s loans held for investments as of March 31, 2011 (in thousands):

	30-89 days past due	Greater than 90 days		Greater than 181 days	Total past due	Current	Total
Unpaid loan balance	$920	$	−	$2,574	$3,494	$1,306	$4,800
Purchase discount, net	(355)		−	(933)	(1,288)	(383)	(1,671)
Capitalized loan costs, net	−		−	−	−	23	23
Total loans held for investment, net	$565	$	−	$1,641	$2,206	$946	$3,152

    The following table provides information about the credit quality of the Company’s loans held for investment, net, as of March 31, 2011 (in thousands):

Loans
Performing	$946
Nonperforming	2,206
Total	$3,152

    The Company has individually evaluated each loan for impairment and determined that there is no impairment as of March 31, 2011.  Accordingly, there is no allowance for credit losses or charge-offs as of March 31, 2011.

NOTE 5 – ACQUISITIONS AND FORECLOSURES

107th Avenue – Omaha, Nebraska

    On August 26, 2010, the Company purchased a residential apartment complex located at 107th Avenue, in Omaha, Nebraska for a purchase price of $225,000.  The Company paid an acquisition fee of $5,456, or 2% of the purchase price and closing costs, to the Advisor.

    The following table presents the purchase price allocation of the asset acquired (in thousands):

Rental property, at cost:
Land	$25
Buildings	196
221
Acquired intangibles − in-place leases	4
Cash paid for acquired rental property	$225

Arcadia – Houston, Texas

    On September 3, 2010, the Company purchased at a discount, a non-performing promissory note (the “Westhollow Note”) for a discounted purchase price of $7.8 million plus closing costs.  This note was secured by a first priority Deed of Trust and Security Agreement on a 404-unit multifamily residential community known as Arcadia, located in Houston, Texas.  The Company paid an acquisition fee of $228,808, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the note, the Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and as such, title to Arcadia was transferred to it in exchange for the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note which the Company believed to be a reasonable approximation of the fair value of Arcadia.  The cost of this real estate investment was subsequently allocated to net tangible and intangible assets based on their relative fair values.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Arcadia – Houston, Texas – (Continued)

    The following table presents the purchase price allocation of Arcadia which was acquired in exchange for the Westhollow Note (in thousands):

Rental property, at cost:
Land	$943
Buildings	6,599
7,542
Acquired intangibles − in-place leases	258
Value assigned to rental property	$7,800

Crestwood Crossings – Birmingham, Alabama

    On December 21, 2010, the Company purchased, at a discount, two non-performing promissory notes both secured by a first lien mortgage on a multifamily community known as Crestwood Crossings Apartments from an unaffiliated seller, Capmark Bank.  The contract purchase price for the notes was $6.3 million, excluding closing costs.  The Company paid an acquisition fee of approximately $125,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the notes, the Company attempted to discuss with the borrower, which is not affiliated with the Company or the Advisor, the possibility of a note restructuring or discounted payoff. After these efforts proved unsuccessful, the Company commenced foreclosure proceedings but agreed to accept a deed in lieu of foreclosure from the borrower on March 2, 2011 by which the Company formally received title to Crestwood Crossings Apartments.

    The following table presents the purchase price allocation of Crestwood Crossings which was acquired in exchange for the Crestwood Notes (in thousands):

Rental property, at cost:
Land	$596
Buildings	5,367
5,963
Acquired intangibles − in-place leases	287
Value assigned to rental property	$6,250

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS, NET

    Identified intangible assets, net, consisted of in-place leases of approximately $549,000 and $262,000 as of March 31, 2011 and December 31, 2010, respectively, net of accumulated amortization of approximately $271,000 and $133,000, respectively, with a weighted average remaining life of three and six months, respectively.  Expected amortization expense for each of the three months ended June 30, 2011 and September 30, 2011 is approximately $123,000.

NOTE 7 – EQUITY

Preferred Stock

    The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common stock

    On June 15, 2010, the Advisor converted 4,500 common shares to 45,000 shares of the Company’s convertible stock.  Through March 31, 2011, the Company had issued an aggregate of 1,283,727 shares of its common stock in connection with its initial private offering, and 2,328,595 shares of its common stock in connection with its currently ongoing public offering.  As of March 31, 2011 and December 31, 2010, the Company had 3,607,822 and 2,438,876 shares of common stock outstanding, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2011
(unaudited)

NOTE 7 – EQUITY – (Continued)

Convertible stock

    The Advisor owns 49,063 shares and outside investors own 937 shares of the Company’s $0.01 par value convertible stock.  The convertible stock will convert into shares of the Company’s common stock on one of two events:  first, if the Company has paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.  The Advisor has granted 17,550 shares of its convertible stock to employees of RAI which vest ratably over the next three years.  None of these shares have vested as of March 31, 2011.  As of March 31, 2011 and December 31, 2010, the Company had 50,000 shares of convertible stock outstanding.

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

Distribution Reinvestment Plan

    The Company is also offering up to 7.5 million shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of March 31, 2011, no shares had been purchased under this plan.

Distributions

    The Company declared a stock distribution of .015 shares of the common stock, .001 par value per share (“common stock”), or 1.5% of each outstanding share of common stock, to stockholders of record at the close of business on February 28, 2011.  These shares were distributed on March 15, 2011.  In connection with the stock distribution, the Company transferred from retained earnings to capital stock and additional paid-in capital an amount of approximately $479,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

    In the ordinary course of its business operation, the Company has ongoing relationships with several related parties, receivables and payables are summarized in the following table (in thousands):

	March 31,	December 31,
	2011	2010
Due from related parties:
Advisor and its affiliates	$2	$ −
Chadwick Securities, Inc.	14	48
	$16	$48

Due to related parties:
Advisor and its affiliates	$3,908	$3,659
Chadwick Securities, Inc.	26	34
	$3,934	$3,693

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
March 31, 2011
(unaudited)
NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

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

    Advances for operating costs for the three months ended March 31, 2011 and 2010 totaled approximately $318,000 and $999,000, respectively.  Amounts due to the Advisor as of March 31, 2011 and December 31, 2010 were $1.2 million and $924,000, respectively, for operating advances, respectively.  These amounts are being reimbursed to the Advisor from the proceeds of the Company’s initial public offering pursuant to the terms of the Advisory Agreement.

    The Advisor has also advanced funds to the Company for organization and offering costs.  Gross advances for organization and offering for the three months ended March 31, 2011 and 2010 totaled approximately $119,000 and $279,000, respectively.  Amounts incurred by the Advisor as of March 31, 2011 and December 31, 2010 were $2.5 million and $1.9 million, respectively.  These amounts are reimbursable to the Advisor only to the extent provided by the terms of the Advisory Agreement described below.

    Pursuant to the terms of the Advisory Agreement, with respect to the Company’s private offering, the Advisor was entitled to receive a non-accountable expense reimbursement in an amount equal to 2.5% of the gross offering proceeds.  For the three months ended March 31, 2011, such reimbursements totaled approximately $107,000.  In addition, with respect to the Company’s ongoing initial public offering, the Advisor is entitled to receive an organization and offering expense reimbursement of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three months ended March 31, 2011, such reimbursements totaled approximately $274,000.  As of March 31, 2011, a total of $17,000 of expense reimbursements due to the Advisor was unpaid.

    The Company pays the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three months ended March 31, 2011 and 2010, the Advisor earned and the Company paid to the Advisor approximately $67,000 and $0, respectively, in acquisition fees.

    The Company pays the Advisor, or an affiliate, an acquisition expense reimbursement for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not the Company ultimately acquires the property or debt investment.  For the three months ended March 31, 2011 and 2010, the Advisor earned and the Company paid to the Advisor approximately $38,000 and $0, respectively, in acquisition expense reimbursements.

    The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee will be based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three months ended March 31, 2011 and 2010, the Advisor earned and the Company paid to the Advisor approximately $42,000 and $0, respectively, in asset management fees.

    The Company executed a dealer manager agreement with Chadwick Securities, Inc. (“Chadwick”), an affiliate of the Advisor, pursuant to which Chadwick serves as the Company’s dealer manager.  Chadwick is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer-manager agreement, the Company pays Chadwick a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.  Chadwick reallows all selling commissions earned and up to 1.0% of the dealer-manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer-manager fees are earned by Chadwick in connection with sales under the distribution reinvestment plan.  Additionally, the Company may reimburse Chadwick for bona fide due diligence expenses.  For the three months ended March 31, 2011, Chadwick earned selling commissions and dealer-manager fees of approximately $1.1 million and there were no due diligence expense reimbursements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2011
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

    For the three months ended March 31, 2010, Chadwick earned selling commissions and dealer-manager fees of approximately $1.2 million in connection with the Company’s private offering.  No fees or expense reimbursements related to the private offering were incurred during the quarter ended March 31, 2011.

    The Company has entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager will manage real estate properties and real estate-related debt investments and coordinate the leasing of, and manage construction activities related to, some of the real estate properties for the benefit of the Company.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the three months ended March 31, 2011 and 2010, the Manager earned and the Company paid to the Manager approximately $60,000 and $0, respectively, in property management fees.

NOTE 9– DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company estimates fair value of each financial instrument for which it is practicable to estimate.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Given the date of the acquisition of the Notes, the carrying value of $3.1 million approximates its fair value.

NOTE 10 – SUBSEQUENT EVENTS

Pennsylvania Escrow Break

    On April 18, 2011, the Company broke escrow for Pennsylvania investors, when sales under the public offering reached the required minimum of $25.0 million.

Sales of Shares of Common Stock

    From April 1, 2011 through May 12, 2011, the Company raised approximately $42.3 million through the issuance of approximately 4.2 million shares of common stock under its public offering.  As of May 12, 2011, approximately 70.8 million shares remained available for sale to the public under the offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Stock Distribution Declaration

    On April 21, 2011, the Company’s board of directors declared a stock distribution of 0.015 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), or 1.5% of each outstanding share of Common Stock to the stockholders of record at the close of business on May 31, 2011.  Such stock distributions are to be paid on June 15, 2011.

Loan Acquisition

    On May 13, 2011, the company purchased a loan secured by a multi-family property located in Dayton, OH for approximately $7.1 million, excluding closing costs.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS AND OPERATIONS (unaudited)

    The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.

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

Results of Operations

    We were formed on June 3, 2009.  As of September 7, 2010, we had raised the minimum offering amount of $2.0 million in our ongoing public offering from persons who are not affiliated with us or our Advisor and commenced active real estate operations.  As of March 31, 2011, we had acquired one property of immaterial size and four non-performing promissory notes, two of which we have foreclosed on and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

    As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the two periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

(Back to Index)

(Back to Index)

    The following table sets forth the results of our operations for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March, 31			Increase (Decrease)
	2011	2010		Dollars	Percent
Revenues:
Rental income	$342	$	−	$342	N/M
Interest income	23		3	20	N/M
Total revenues	365		3	362	N/M
Expenses:
Rental operating	612		−	612	N/M
Acquisition costs	254		−	254	N/M
Management fees-related parties	102		−	102	N/M
General and administrative	629		259	370	N/M
Depreciation and amortization expense	241		−	241	N/M
Total expenses	1,838		259	1,579	N/M
Net loss	$(1,473)		$(256)	$(1,217)	N/M

N/M – Not meaningful

    Revenues.  During the three months ended March 31, 2011, we recorded income from rents we collected and from interest-bearing bank accounts in which we deposited the proceeds of our offering.

    Expenses.  The major components of general and administrative expenses incurred during the three months ended March 31, 2011 consisted of $318,000 of allocated payroll, $25,000 of insurance premiums, $34,000 of directors’ fees and $47,000 in audit fees.  The major components of expenses during the three months ended March 31, 2010, consisted of $21,000 of insurance premiums, $30,000 of directors’ fees, and $26,000 in audit fees.

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

    As of March 31, 2011, we had reached the minimum offering amount in our public offering and had broken escrow in all states except Pennsylvania, which has a minimum offering amount of $25.0 million.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions.

    We will derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from proceeds from the sale of assets and from any undistributed funds from our operations.  As of March 31, 2011, we have acquired a property located at 107th Avenue in Omaha, Nebraska, a property located in Houston, Texas known as Arcadia at Westheimer and a property located in Birmingham, Alabama known as Crestwood Crossings.  We have also acquired a small bank loan consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as two non-performing notes secured by multifamily properties in Michigan and Ohio.  In addition, our Advisor has advanced funds to us for certain organization and offering costs.

(Back to Index)

(Back to Index)

    We intend to allocate a portion of funds raised as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

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

    In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor.  During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses.  However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments.  In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing service to us.  We describe these payments in more detail in Note 8 to our consolidated financial statements.

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

(Back to Index)

(Back to Index)

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

    We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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

(Back to Index)

(Back to Index)

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

    By providing MFFO, we believe we are presenting useful information that also assists investors and analysts to better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

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

	For the Three Months Ended
	March 31,
	2011	2010
Net loss − GAAP	$(1,473)	$(256)
Real estate depreciation and amortization	241	−
FFO	(1,232)	(256)

Acquisition expenses	254	−
MFFO	$(978)	$(256)

GAAP diluted loss per common share	$(0.50)	N/M
FFO per share	$(0.42)	N/M
MFFO per share	$(0.33)	N/M

N/M – Not meaningful

(Back to Index)

(Back to Index)

Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

    For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

    As of March 31, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Unregistered Sale of Equity Securities

    All securities sold by us in the quarter ended March 31, 2011 were sold in an offering registered under the Securities Act.

Use of Proceeds of Registered Securities

    On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Chadwick is the dealer-manager of our offering.  As of March 31, 2011, we had sold 2,328,595 shares of our common stock pursuant to our public offering which generated gross offering proceeds of approximately $23.2 million.

Type of Expense	Amount
(in thousands)
Selling commissions	$1,776
Dealer manager fees	434
Other organization and offering costs (excluding underwriting compensation)	567
Total expenses	$2,777

    From the commencement of the public offering through March 31, 2011, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth above.  We pay selling commissions and dealer-manager fees to our affiliated dealer-manager, Chadwick, and Chadwick reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Chadwick for certain offering expenses as described in our prospectus, as amended and supplemented.

    From the commencement of our ongoing initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $20.4 million.  As of March 31, 2011, we have used the net proceeds from our ongoing initial public offering to acquire approximately $9.4 million in real estate and real estate-related investments.  Of the amount used for the purchase of these investments, approximately $211,000 was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.

    Our initial private offering, which closed on June 9, 2010, generated net offering proceeds of approximately $11.3 million.  Through March 31, 2011, we had used approximately $8.0 million of the net proceeds of that offering to purchase interests in real estate-related assets, including approximately $253,000 which was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Repurchase of Securities

    During the period covered by this quarterly report, we did not repurchase any of our securities.  No shares eligible to be redeemed under our share redemption program were submitted for redemption during the quarter ended March 31, 2011.

(Back to Index)

(Back to Index)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)           Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1
Amendment and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 14, 2011)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)(incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix B to Cumulative Supplement No. 13 to the prospectus (incorporated by reference to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 14, 2011)

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

10.2
Mortgage Loan Sale Agreement (Crestwood Apartments) between Capmark Bank and RRE Crestwood Holdings, LLC dated December 15, 2010 (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

10.3
Loan Agreement (Crestwood Apartments) between Capmark Bank and CV Apartments, LLC dated November 30, 2007 (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

10.4
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Crestwood Apartments) between Capmark Bank and CV Apartments, LLC dated November 30, 2007 (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 13, 2011	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 13, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)