Form 10-Q
period 2011-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2011-08-12
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of August 8, 2011, there were 5,710,048 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

Cautionary Note Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements.

●
We have a limited operating history, and as of June 30, 2011, we owned two performing first mortgage loans, four non-performing first mortgage loans, and three multifamily properties. We have not identified any additional investments to acquire.

●
We are dependent on our advisor and its affiliates to select investments and conduct our operations and this offering. Our advisor has a limited operating history and no experience operating a public company.

●	We pay substantial fees and expenses to our advisor, its affiliates and broker-dealers, which payments increase the risk that you will not earn a profit on your investment.

●	Our executive officers and some of our directors face conflicts of interest.

●	We may lack diversification if we raise substantially less than the maximum offering.

●
Our charter permits us to pay distributions from any source, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

●	We may change our targeted investments without stockholder consent.

●	Some of the other programs sponsored by our sponsor have experienced adverse business developments or conditions.

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments:
Rental properties, net	$16,717	$8,336
Loans held for investment, net	22,246	6,250

Cash	908	5,566
Prepaid expenses	151	200
Due from related parties	2	48
Contributions receivable	291	155
Tenant receivables	63	14
Deposits	64	20
Deferred offering costs	3,989	3,684
Identified intangible assets, net	123	129
Total assets	$44,554	$24,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$4,360	$3,693
Accounts payable and accrued expenses	1,284	854
Security deposits	130	5
Tenant prepayments	17	−
Subscription deposits	−	627
Total liabilities	5,791	5,179

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; none issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized; 5,204,309 and 2,438,876 issued and outstanding, respectively)	52	24
Convertible stock (par value $.01; 50,000 shares authorized; 50,000 issued and outstanding)	1	1
Additional paid-in capital	45,707	21,388
Accumulated deficit	(6,997)	(2,190)
Total stockholders’ equity	38,763	19,223
Total liabilities and stockholders’ equity	$44,554	$24,402

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Revenues:
Rental income	$823	$	−	$1,159	$	−
Interest income	44		15	73		18
Total revenues	867		15	1,232		18

Expenses:
Rental operating	923		−	1,534		−
Acquisition costs	870		−	1,124		−
Management fees - related parties	162		−	264		−
General and administrative	735		252	1,364		511
Depreciation and amortization expense	329		−	570		−
Total expenses	3,019		252	4,856		511
Loss before other expenses	(2,152)		(237)	(3,624)		(493)

Other expenses:
Interest expense	(3)		−	(3)		−
Net loss	$(2,155)		$(237)	$(3,627)		$(493)

Weighted average shares outstanding	4,397		985	3,722		585

Basic and diluted loss per share	$(0.49)		$(0.24)	$(0.97)		$(0.84)

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(in thousands)
(unaudited)

					Additional		Total
	Common Stock		Convertible Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2011	2,438	$24	50	$1	$21,388	$(2,190)	$19,223
Issuance of stock	2,648	27	−	−	26,278	−	26,305
Stock distributions	118	1	−	−	1,179	(1,180)	−
Syndication costs	−	−	−	−	(3,138)	−	(3,138)
Net loss	−	−	−	−	−	(3,627)	(3,627)
Balance at June 30, 2011	5,204	$52	50	$1	$45,707	$(6,997)	$38,763

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2011		2010
Cash flows from operating activities:
Net loss		$(3,627)		$(493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		570		−
Accretion of discount and direct loan fees and costs		(13)		−
Changes in operating assets and liabilities:
Prepaid expenses		49		(7)
Due from related parties		46		−
Tenant receivables		(49)		−
Deposits		(44)		−
Due to related parties, net of offering costs		362		89
Accounts payable and accrued expenses		430		416
Tenant prepayments		17		−
Security deposits		125		−
Net cash (used in) provided by operating activities		(2,134)		5

Cash flows from investing activities:
Loan acquisitions		(22,239)		−
Capital expenditures		(2,695)		−
Principal payments received on loans		6		−
Net cash used in investing activities		(24,928)		−

Cash flows from financing activities:
Contributions receivable, net of collections		(136)		−
Proceeds from issuance of common stock		26,305		12,034
Proceeds from issuance of convertible stock		−		5
Repayment of subscription deposits		(627)		−
Syndication costs		(3,138)		(1,523)
Net cash provided by financing activities		22,404		10,516
Net (decrease) increase in cash		(4,658)		10,521
Cash at beginning of period		5,566		749
Cash at end of period		$908		$11,270
Supplemental disclosure of non-cash items:
Investor contributions held in escrow which converted to common stock	$	−		$548
Property and intangibles received on foreclosure of a loan held for investment		$6,250	$	−
Stock distributions		$1,180	$	−

Cash paid for interest		$3	$	−

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

    Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares and net proceeds of $11.3 million after payment of $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, purchased the remaining 4,063 shares.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock on June 24, 2011 for $315,000.

    On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, the Company raised the minimum offering amount and broke escrow in its offering with respect to subscriptions received from investors.  Escrow was broken in New York and Pennsylvania, which have higher minimum offering amounts, on September 17, 2010 and April 18, 2011, respectively.  As a result of breaking escrow, the Company is no longer considered a developmental stage enterprise.  As of June 30, 2011, in connection with the public offering, the Company had raised aggregate gross proceeds of $39.0 million, which resulted in the issuance of a total of 3,925,082 shares of common stock.

    The Company’s objective is to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments.  The Company has and intends to continue to acquire real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

    The Company intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2010.  The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS – (Continued)

    The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP (the “Operating Partnership”)	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Crestwood	270	Birmingham, Alabama
RRE Iroquois Holdings, LLC (“Iroquois”)	Iroquois	133	Philadelphia, Pennsylvania

    All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

    The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of June 30, 2011:

    Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Company beginning January 1, 2012.  The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards – (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

    Troubled Debt Restructurings.  In fiscal 2010, the FASB issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings.  This guidance is effective for the Company beginning January 1, 2012.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

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

    If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There appeared to be no indication of impairment as of June 30, 2011.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans Held for Investment, Net

    The Company records acquired loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  A loan held for investment is considered impaired when it becomes probable, based on current information, that the Company is unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or, as a practical expedient, the fair value of the collateral.  If a loan is deemed to be impaired, the Company records a reserve for loan losses through a charge to income for any shortfall.

    The Company may acquire real estate loans at a discount due to their credit quality.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan held for investment.  The EIR that is calculated when the loan held for investment is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  However, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered.

    Interest income from performing loans held for investment is recognized based on the contractual terms of the loan agreement.  Fees related to any buy down of the interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  The initial investment made in a purchased performing loan includes the amount paid to the seller plus fees.  The initial investment frequently differs from the related loan’s principal amount at the date of the purchase.  The difference is recognized as an adjustment of the yield over the life of the loan.  Closing costs related to the purchase of a performing loan held for investment are amortized over the term of the loan and accreted as an adjustment against interest income.

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
June 30, 2011
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
    The Company amortizes the value of in-place leases to expense over the average remaining term of the respective leases.  The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles associated with that tenant would be charged to expense in that period.

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

    The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  At June 30, 2011 and December 31, 2010, there was $8,000 and $1,000, respectively, in the allowance for uncollectable receivables.

    The future minimum rental payments to be received from noncancelable operating leases are $1.8 million and none, respectively, for the twelve months ending June 30, 2012 and 2013.

Deferred Offering Costs

    Through June 30, 2011, the Advisor has advanced $3.2 million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of June 30, 2011, $783,000 has been reimbursed to the Advisor.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
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

Earnings Per Share

    Basic earnings per share is calculated on the basis of weighted-average number of common shares outstanding during the year.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 7 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of two 1.5% stock distributions, declared on March 15, 2011 to shareholders of record as of February 28, 2011 and on June 15, 2011 to shareholders of record as of May 31, 2011.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)
NOTE 3 – RENTAL PROPERTIES, NET

    The Company’s investments in rental properties consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$1,564	$968
Building and improvements	14,521	7,297
Furniture, fixtures and equipment	866	136
Construction in progress	108	−
	17,059	8,401
Less: accumulated depreciation	(342)	(65)
	$16,717	$8,336

    For the three and six months ended June 30, 2011, depreciation expense totaled $174,000 and $277,000, respectively.  There was no depreciation expense for the three and six months ended June 30, 2010.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

    On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which is secured by a first priority mortgage on a multifamily rental apartment community.  The contract purchase price for the Notes was $3.1 million, excluding closing costs, and was funded from the proceeds of the public offering.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Operating Partnership (see Note 10).

    On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note, (the “Cannery Note”), which is secured by a first priority mortgage on a multifamily rental apartment community in Dayton, Ohio.  The contract purchase price for the Cannery Note was $7.1 million, excluding closing costs, and was funded from the proceeds of the public offering.

    On June 17, 2011, the Company purchased, at a discount, a non-performing promissory note, (the “Iroquois Note”), which is secured by a first priority mortgage on a multifamily rental apartment community in Philadelphia, Pennsylvania.  The contract purchase price for the Iroquois Note was $12.0 million, excluding closing costs, and was funded in part from the proceeds of the public offering and from a bridge loan of $1.35 million from the Advisor which was repaid in full on June 28, 2011.

    The following table is the aging of the Company’s loans held for investments as of June 30, 2011 (in thousands):

	30-89 days past due		Greater than 90 days	Greater than 181 days	Total past due	Current	Total
Unpaid loan balance	$	−	$920	$31,531	$32,451	$1,292	$33,743
Purchase discount, net		−	(355)	(10,790)	(11,145)	(374)	(11,519)
Capitalized loan costs, net		−	−	−	−	22	22
Total loans held for investment, net	$	−	$565	$20,741	$21,306	$940	$22,246

    The following table provides information about the credit quality of the Company’s loans held for investment, net, as of June 30, 2011 (in thousands):

Loans
Performing	$940
Nonperforming	21,306
Total	$22,246

    The Company has individually evaluated each loan for impairment and determined that there is no impairment as of June 30, 2011.  Accordingly, there is no allowance for credit losses or charge-offs as of June 30, 2011.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES

107th Avenue – Omaha, Nebraska

    On August 26, 2010, the Company purchased a residential apartment complex located at 107th Avenue, in Omaha, Nebraska for a purchase price of $225,000.  The Company paid an acquisition fee of $5,000, or 2% of the purchase price and closing costs, to the Advisor.

    The following table presents the estimated fair value of the asset acquired (in thousands):

Rental property:
Land	$25
Building	196
221
Acquired intangibles − in-place leases	4
Cash paid for acquired rental property	$225

Arcadia – Houston, Texas

    On September 3, 2010, the Company purchased at a discount, a non-performing promissory note (the “Westhollow Note”) for a discounted purchase price of $7.8 million plus closing costs.  This note was secured by a first priority Deed of Trust and Security Agreement on a 404-unit multifamily residential community known as Arcadia, located in Houston, Texas.  The Company paid an acquisition fee of $229,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the note, the Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and, as such, took title to Arcadia in exchange for the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note, which the Company believed to be a reasonable approximation of the fair value of Arcadia.  The cost of this real estate investment was subsequently allocated to net tangible and intangible assets based on their relative fair values.

    The following table presents the estimated fair value of Arcadia, which was acquired in exchange for the Westhollow Note (in thousands):

Rental property:
Land	$943
Buildings	6,599
7,542
Acquired intangibles − in-place leases	258
Fair value assigned	$7,800

Crestwood Crossings – Birmingham, Alabama

    On December 21, 2010, the Company purchased, at a discount, two non-performing promissory notes (the “Crestwood Notes”) both secured by a first lien mortgage on a multifamily community known as Crestwood Crossings Apartments.  The contract purchase price for the Crestwood Notes was $6.3 million, excluding closing costs.  The Company paid an acquisition fee of $125,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the Crestwood Notes, the Company attempted to negotiate the restructuring or discounting of the notes with the borrower.  After these efforts proved unsuccessful, the Company commenced foreclosure proceedings and foreclosed and took title to the property on March 2, 2011.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Crestwood Crossings – Birmingham, Alabama – (Continued)

    The following table presents the estimated fair value of Crestwood Crossings Apartments which was acquired in exchange for the Crestwood Notes (in thousands):

Rental property:
Land	$596
Buildings	5,367
5,963
Acquired intangibles − in-place leases	287
Fair value assigned to rental property	$6,250

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS, NET

    Identified intangible assets, net, consisted of in-place leases of $549,000 and $262,000 as of June 30, 2011 and December 31, 2010, respectively, net of accumulated amortization of $426,000 and $133,000, respectively, with a weighted average remaining life of three and six months, respectively.  Expected amortization expense for the three months ending September 30, 2011 is $123,000.

    For the three and six months ended June 30, 2011, amortization expense totaled $155,000 and $293,000, respectively.  There was no amortization expense for the three and six months ended June 30, 2010.

NOTE 7 – EQUITY

Preferred Stock

    The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common stock

    Through June 30, 2011, the Company had issued an aggregate of 1,283,727 shares of its $.001 par value common stock in connection with its initial private offering, and 3,925,082 shares of its common stock in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor converted 4,500 common shares to 45,000 shares of the Company’s convertible stock, therefore, 5,204,309 shares of common stock remain outstanding at June 30, 2011.

Convertible stock

    As of June 30, 2011 and December 31, 2010, the Company had 50,000 shares of convertible stock outstanding.  The Advisor owns 43,355 shares, outside investors own 937 shares, and certain RAI employees own 5,708 shares of the Company’s convertible stock, $0.01 par value.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.  In 2010, the Advisor granted 17,550 shares of its initial investment in convertible stock to  employees of RAI which vest ratably over three years.  As of June 30, 2011, 5,708 of these shares have vested and are owned by the employees.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 7 – EQUITY – (Continued)

Convertible stock – (Continued)

    The convertible stock will be of no value unless the Company’s common stockholders’ realize or have an opportunity to realize a stated minimum return as a result of the Company’s cumulative distributions or the trading price of its shares on a national securities exchange.

Distribution Reinvestment Plan

    The Company is also offering up to 7.5 million shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of June 30, 2011, no shares had been purchased under this plan.

Distributions

    The Company declared two distributions of .015 shares of its common stock, or 1.5% of each outstanding share of common stock, to stockholders of record at the close of business on February 28 and May 31, 2011.  The stock was issued on March 15 and June 15, 2011, respectively.  In connection with these stock distributions, the Company increased the accumulated deficit by $1.18 million and added $1,000 to capital stock and $1.179 million to additional paid-in capital.

NOTE 8 – RELATED PARTY TRANSACTIONS

    In the ordinary course of its business operation, the Company has ongoing relationships with several related parties, receivables and payables are summarized in the following table (in thousands):

	June 30,	December 31,
	2011	2010
Due from related parties:
Advisor and its affiliates	$2	$ −
Chadwick Securities, Inc.	−	48
	$2	$48
Due to related parties:
Advisor and its affiliates	$4,321	$3,659
Chadwick Securities, Inc.	39	34
	$4,360	$3,693

    The Company has entered into an advisory agreement with the Advisor (the “Advisory Agreement”) pursuant to which the Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets.  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to the Company’s offering and operations, including organization and offering expenses, acquisition expenses and operating expenses.

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

    Advances for operating costs for the six months ended June 30, 2011 and 2010 totaled $675,000 and $0, respectively.  Amounts due to the Advisor for operating advances as of June 30, 2011 and December 31, 2010 were $1.9 million and $847,000, respectively.  These amounts are being reimbursed to the Advisor from the proceeds of the Company’s initial public offering pursuant to the terms of the Advisory Agreement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

    The Advisor has also advanced funds to the Company for organization and offering costs.  Advances for organization and offering costs for the six months ended June 30, 2011 and 2010 totaled $258,000 and $846,000, respectively.  Amounts due to the Advisor for organization and offering costs as of June 30, 2011 and December 31, 2010 were $2.4 million and $2.7 million, respectively.  These amounts are reimbursable to the Advisor only to the extent provided by the terms of the Advisory Agreement, as described below.

    With respect to the Company’s private offering, the Advisor was entitled to receive a non-accountable expense reimbursement in an amount equal to 2.5% of the gross offering proceeds.  For the three and six months ended June 30, 2010, such reimbursements totaled $207,000 and $315,000, respectively.  With respect to the Company’s ongoing initial public offering, such reimbursement is limited to 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three and six months ended June 30, 2011, these reimbursements totaled $233,000 and $508,000, respectively.  As of June 30, 2011, $161,000 was due to the Advisor for non-accountable expense reimbursements.

    The Company pays the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three and six months ended June 30, 2011 the Advisor earned and the Company paid to the Advisor $147,000 and $214,000 respectively, in acquisition fees.  No acquisition fees were earned for the three and six months ended June 30, 2010.  As of June 30, 2011, $247,000 was due to the Advisor for acquisition fees.

    The Company reimburses the Advisor, or an affiliate, for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not the Company ultimately acquires the property or debt investment.  For the three and six months ended June 30, 2011, the Company reimbursed the Advisor $14,000 and $24,000, respectively, for acquisition expenses.  There were no acquisition expense reimbursements for the three and six months ended June 30, 2010.

    The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three and six months ended June 30, 2011, the Company paid to the Advisor $37,000 and $78,000, respectively, in asset management fees.  No management fees were earned for the three and six months ended June 30, 2010.  As of June 30, 2011, $29,000 was due to the Advisor for management fees.

    On June 17, 2011, the Company entered into a $1.35 million bridge loan of with the Advisor, at an interest rate of 6.5% with a maturity of six months, in order to fund the purchase of the Iroquois Note.  The loan and interest were repaid in full on June 28, 2011.  The Company also paid the Advisor a 1% origination fee of $14,000 for arranging this financing.

    Pursuant to a dealer manager agreement with Chadwick Securities, Inc. (“Chadwick”), an affiliate of the Advisor, Chadwick is responsible for marketing the Company’s shares in its public offering.  Under the terms of this agreement, Chadwick earns a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.  Chadwick reallows all selling commissions earned and up to 1.0% of the dealer-manager fees as a marketing fee to participating broker-dealers.  No selling commissions or dealer manager fees are earned by Chadwick in connection with sales under the distribution reinvestment plan.  Additionally, the Company reimburses Chadwick for due diligence expenses.  For the three and six months ended June 30, 2011, the Company paid to Chadwick selling commissions and dealer-manager fees of $1.4 million and $2.5 million, respectively, and there were no due diligence expense reimbursements.

    For the three and six months ended June 30, 2010, Chadwick earned selling commissions and dealer-manager fees of $848,000 and $1.2 million, respectively, in connection with the Company’s private offering.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

    Pursuant to a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the real estate properties for the benefit of the Company.  Under this agreement, the Manager is entitled to specified fees for providing such services, including a construction management fee and a property management fee.  For the three and six months ended June 30, 2011, the Company paid to the Manager $81,000 and $124,000, respectively, in property management fees.  No management fees were earned for the three and six months ended June 30, 2010.

    The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, he continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three and six months, ended June 30, 2011, the Company paid legal fees to Ledgewood totaling $21,000 and $21,000, respectively.  No legal fees were paid to Ledgewood for the three and six months ended June 30, 2010.

NOTE 9– FAIR VALUE MEASURES AND DISCLOSURES

    In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

    Level 1 - Quoted prices in active markets for identical assets that the reporting entity has the ability to access at the measurement date.

    Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or can be corroborated with observable market data for substantially the entire contractual term of the asset.

    Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset and are consequently not based on market activity, but rather through particular valuation techniques.

    The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.

    Loans held for investment, net, are measured at fair value on a recurring basis.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Given the date of the acquisition of the Cannery Note and the Iroquois Note, the carrying value or purchase price of these two notes of $19.1 million approximates their fair value.

    The following table presents information about the Company’s loans held for investment, net, measured at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3	Total
Assets:
Loans held for investment, net	$	−	$	−	$22,246	$22,246

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
June 30, 2011
(unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Sales of Shares of Common Stock

    From July 1, 2011 through August 8, 2011, the Company raised $5.0 million through the issuance of 506,000 shares of common stock under its public offering.  As of August 8, 2011, 70.8 million shares remained available for sale to the public under the offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Stock Distribution Declaration

    On July 21, 2011, the Company’s board of directors declared a stock distribution of 0.015 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), or 1.5% of each outstanding share of Common Stock to the stockholders of record at the close of business on August 31, 2011.  The shares will be distributed on September 15, 2011.

Loan Foreclosure

    At the acquisition date, the borrower on the Iroquois Note was in default under the loan documents.  The Company contacted the borrower but was unsuccessful in its attempts to either restructure the Iroquois Note or negotiate a discounted payoff.  Subsequently on August 2, 2011, the Company was the successful bidder at the sheriff’s sale of property.  Title to Iroquois will be transferred to the Company at a future date.  The Company’s winning bid was determined by a competitive auction.  There was no indication of impairment to the carrying value of the Iroquois Note at June 30, 2011.

Forbearance Agreement

    On August 2, 2011, the borrower on one of the loans held for investment which was acquired on March 15, 2011 for $565,000 entered into a forbearance agreement with the Operating Partnership.  The forbearance agreement allows the borrower to make a discounted payoff as payment in full of the outstanding value of the debt.  In the event the borrower fails to make the discounted payment of $765,000 prior to the expiration of the forbearance period of 90 days, then the entire balance of the note, $920,000, together with accrued and other unpaid interest will become due.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS AND OPERATIONS (unaudited)

    The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and their subsidiaries.

Overview

    We are a Maryland corporation that has and intends to continue to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that have been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets; we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, our portfolio composition may vary from what we have initially disclosed.

    We commenced the public offering of our common stock on June 16, 2010, after having completed a private offering on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

    We were formed on June 3, 2009.  As of September 7, 2010, we had raised the minimum offering amount of $2.0 million in our ongoing public offering and commenced active real estate operations.  As of June 30, 2011, we have acquired one property of immaterial size, six non-performing promissory notes, two of which we have foreclosed on, and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Three and Six Months Ended June 30, 2011 compared to the Three and Six Months ended June 30, 2010

    As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

(Back to Index)

(Back to Index)

    The following table sets forth the results of our operations for the three months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,			Increase (Decrease)
	2011	2010		Dollars
Revenues:
Rental income	$823	$	−	$823
Interest income	44		15	29
Total revenues	867		15	852
Expenses:
Rental operating	923		−	923
Acquisition costs	870		−	870
Management fees-related parties	162		−	162
General and administrative	735		252	483
Depreciation and amortization expense	329		−	329
Total expenses	3,019		252	2,767
Loss before other expenses	(2,152)		(237)	(1,915)
Other expenses:
Interest expense	(3)		−	(3)
Net loss	$(2,155)		$(237)	$(1,918)

    Revenues.  During the three months ended June 30, 2011, we recorded income from rents we collected and interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our public offering.  During the three months ended June 30, 2010, we recorded $15,000 in interest income earned on the proceeds of our private offering.

    Expenses.  The major components of general and administrative expenses incurred during the three months ended June 30, 2011 consisted of $336,000 of allocated payroll, $38,000 of insurance premiums, $40,000 of directors’ fees and $15,000 in audit fees.  During the three months ended June 30, 2010, we incurred $206,000 in expenses consisting of broker dealer conferences, due diligence, travel, legal and accounting fees incurred in conjunction with our private offering.

    The following table sets forth the results of our operations for the six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,			Increase (Decrease)
	2011	2010		Dollars
Revenues:
Rental income	$1,159	$	−	$1,159
Interest income	73		18	55
Total revenues	1,232		18	1,214
Expenses:
Rental operating	1,534		−	1,534
Acquisition costs	1,124		−	1,124
Management fees-related parties	264		−	264
General and administrative	1,364		511	853
Depreciation and amortization expense	570		−	570
Total expenses	4,856		511	4,345
Loss before other expenses	(3,624)		(493)	(3,131)
Other expenses:
Interest expense	(3)		−	(3)
Net loss	$(3,627)		$(493)	$(3,134)

(Back to Index)

(Back to Index)

    Revenues.  During the six months ended June 30, 2011, we recorded income from rents we collected and interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our public offering.  During the six months ended June 30, 2010, we recorded $18,000 in interest income earned on the proceeds of our private offering.

    Expenses.  The major components of general and administrative expenses incurred during the six months ended June 30, 2011 consisted of $654,000 of allocated payroll, $76,000 of insurance premiums, $73,000 of directors’ fees and $34,000 in audit fees.  During the six months ended June 30, 2010, we incurred $462,000 in expenses consisting primarily of broker dealer conferences, due diligence, travel, legal and accounting fees incurred in conjunction with our private offering.

Liquidity and Capital Resources

    Private Offering.  We completed a private offering to accredited investors of up to $50.0 million in shares of common stock at $10.00 per share with discounts given to certain categories of purchasers.  For every 1,000 shares of common stock an eligible investor purchased, we offered the investor one share of convertible stock to purchase.  The private placement offering terminated on June 9, 2010, having raised gross offering proceeds of $12.8 million, net of approximately $1.5 million of syndication costs.

    Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.

    As of June 30, 2011, we had reached the minimum offering amount and had broken escrow.  Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  If we are unable to raise substantial funds, this could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions to our shareholders.

    We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from the sale of assets and from any undistributed funds from our operations.  As of June 30, 2011, we have acquired a multifamily property located at 107th Avenue in Omaha, Nebraska, a multifamily property located in Houston, Texas known as Arcadia at Westheimer, a multifamily property located in Birmingham, Alabama known as Crestwood Crossings a non-performing note secured by a multifamily property located in Dayton, Ohio and a non-performing note secured by a multifamily property located in Philadelphia, Pennsylvania.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as two non-performing notes secured by multifamily properties in Michigan and Ohio.  In addition, our Advisor has advanced funds to us for certain organization and offering costs.

    We intend to allocate a portion of the funds we raise as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

    We currently have no outstanding debt.  Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments if unstabilized and 65-70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so.  Our charter limits us from incurring debt such that our total liabilities exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds of both our offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Funds from Operations and Modified Funds from Operations

    Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss – GAAP	$(2,155)	$(237)	$(3,627)	$(493)
Real estate depreciation and amortization	329	−	570	−
FFO	(1,826)	(237)	(3,057)	(493)

Acquisition expenses	870	−	1,124	−
MFFO	$(956)	$(237)	$(1,933)	$(493)

GAAP basic and diluted loss per common share	$(0.49)	$(0.24)	$(0.97)	$(0.84)
FFO per share	$(0.42)	$(0.24)	$(0.82)	$(0.84)
MFFO per share	$(0.22)	$(0.24)	$(0.52)	$(0.84)

Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

    For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

    As of June 30, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted pursuant to Regulation S-K, Item 305(e).

(Back to Index)

(Back to Index)

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

    From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

    Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

    All securities sold by us during the three months ended June 30, 2011 were sold pursuant to a public offering that has been registered under the Securities Act of 1933, or the Securities Act.

Use of Proceeds of Registered Securities

    On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act.  We are offering a maximum of 75.0 million shares in our primary offering for aggregate proceeds of up to $750.0 million, or $10.00 per share, with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.3 million, or $9.50 per share.  Chadwick Securities, Inc., an affiliate of our Advisor, is the dealer-manager of our offering.  As of June 30, 2011, we had sold 3,925,082 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of $37.9 million.

    From the commencement of the public offering through June 30, 2011, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  Chadwick reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Chadwick for certain offering expenses.

Type of Expense	Amount
(in thousands)
Selling commissions	$2,870
Dealer manager fees	741
Other organization and offering costs (excluding underwriting compensation)	947
Total expenses	$4,558

(Back to Index)

(Back to Index)

    From the commencement of our ongoing initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $33.3 million.  As of June 30, 2011, we have used the net proceeds to acquire $28.5 million in real estate and real estate-related investments, including $617,000 paid to our Advisor for acquisition and advisory fees and acquisition expense reimbursements.

    Our initial private offering, which closed on June 9, 2010, generated net offering proceeds of approximately $11.3 million.  Through June 30, 2011, we had used $8.0 million of the net proceeds from that offering to purchase interests in real estate-related assets, including $253,000 paid to our Advisor for acquisition and advisory fees and acquisition expense reimbursements.  The remaining proceeds were used to fund operating expenses, deferred offering costs and asset acquisition costs subsequent to the close of the private offering.

Repurchase of Securities

    No shares eligible to be redeemed under our share redemption program were submitted for redemption during the quarter ended June 30, 2011, and therefore we redeemed none of our securities during the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)           Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1
Amendment and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Subscription Agreement, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)(incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

4.4*	Amended and Restated Share Redemption Program
4.5	Escrow Agreement (incorporated by reference to Form 10-Q for the Quarter Ended June 30, 2010, filed August 13, 2010)
10.1
Loan Sale Agreement (Cannery) by and between the Secretary of Housing and Urban   Development and Resource Real Estate Opportunity OP, LP dated May 4, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.2
Assignment of Mortgage (Cannery) by and between the Secretary of Housing and Urban   Development and Resource Real Estate Opportunity OP, LP dated May 13, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.3
Loan Purchase and Sale Agreement (Iroquois) by and between JPMorgan Chase Bank, N.A. and RRE Iroquois Holdings LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.4
Assignment of Loan Documents (Iroquois) by JPMorgan Chase Bank, N.A. to and in favor of   RRE Iroquois Holdings LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.5
Promissory Note (Iroquois)between Washington Mutual Bank and Brookside Iroquois, LLC dated June 1, 2007 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.6
Promissory Note (Iroquois)between RRE Iroquois Holdings, LLC and Resource Real Estate Opportunity Advisor, LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.7
Promissory Note (Affiliate Loan) in favor of RRE Iroquois Holdings, LLC dated as of June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.8
Assignment of Mortgage and Pledge Agreement (Affiliate Loan) between RRE Iroquois   Holdings, LLC and Resource Real Estate Opportunity Advisor, LLC dated as of June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

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
(Back to Index)

(Back to Index)

101.1*
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

*	Filed herewith

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 12, 2011	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)