Form 10-Q
period 2011-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2011-11-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 7,724,900 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

●
We have a limited operating history, and as of September 30, 2011, we owned two performing first mortgage loans, four non-performing first mortgage loans, and three multifamily properties. We have not identified any additional investments to acquire.

●
We are dependent on our advisor and its affiliates to select investments and conduct our operations and our initial public offering. Our advisor has a limited operating history and no experience operating a public company.

●	We pay substantial fees and expenses to our advisor, its affiliates and broker-dealers, which payments increase the risk that investors will not earn a profit on their investments.

●	Our executive officers and some of our directors face conflicts of interest.

●
Our charter permits us to pay distributions from any source, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of distributions will generally represent a return of capital as opposed to current income or gain, as applicable. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

●	We may change our targeted investments without stockholder consent.

●	Some of the other programs sponsored by our sponsor have experienced adverse business developments or conditions.

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Investments:
Rental properties, net	$28,620	$8,336
Loans held for investment, net	9,689	6,250

Cash	10,905	5,566
Prepaid expenses	482	200
Contributions receivable	216	155
Tenant receivables	47	14
Deposits	64	20
Deferred offering costs	4,261	3,684
Identified intangible assets, net	430	129
Total assets	$54,714	$24,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,487	$854
Due to related parties	3,990	3,645
Tenant prepayments	18	−
Security deposits	262	5
Subscription deposits	−	627
Total liabilities	5,757	5,131

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; none issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized)	67	24
Convertible stock (par value $.01; 50,000 shares authorized)	1	1
Additional paid-in capital	58,646	21,388
Accumulated deficit	(9,757)	(2,190)
Total stockholders’ equity	48,957	19,223
Total liabilities and stockholders’ equity	$54,714	$24,354

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,184	$3	$2,343	$3
Gain on payoff of loan held for investment	250	−	250	−
Interest income	41	14	115	32
Total revenues	1,475	17	2,708	35

Expenses:
Rental operating	1,417	4	2,953	4
Acquisition costs	323	13	1,447	13
Management fees - related party	199	6	462	6
General and administrative	867	20	2,231	526
Depreciation and amortization	502	2	1,072	2
Total expenses	3,308	45	8,165	551
Loss before interest expense	(1,833)	(28)	(5,457)	(516)
Interest expense – related party	−	−	(3)	−
Net loss	$(1,833)	$(28)	$(5,460)	$(516)

Weighted average shares outstanding	5,950	1,379	4,510	852

Basic and diluted loss per share	$(0.31)	$(0.02)	$(1.21)	$(0.61)

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)
(unaudited)

					Additional		Total
	Common Stock		Convertible Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2011	2,438	$24	50	$1	$21,388	$(2,190)	$19,223
Issuance of stock	4,022	41	−	−	39,944	−	39,985
Stock distributions	211	2	−	−	2,105	(2,107)	−
Syndication costs	−	−	−	−	(4,791)	−	(4,791)
Net loss	−	−	−	−	−	(5,460)	(5,460)
Balance at September 30, 2011	6,671	$67	50	$1	$58,646	$(9,757)	$48,957

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,460)		$(516)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on payoff of loan held for investment	(250)		−
Depreciation and amortization	1,072		2
Accretion of discount and direct loan fees and costs	(22)		−
Changes in operating assets and liabilities:
Prepaid expenses	(222)		(135)
Tenant receivables	(26)		−
Deposits	(44)		−
Due to related parties, net of offering costs	(229)		(308)
Accounts payable and accrued expenses	588		88
Tenant prepayments	(79)		−
Security deposits	257		−
Net cash used in operating activities	(4,415)		(869)

Cash flows from investing activities:
Proceeds received on payoff of loan held for investment	815		−
Loan acquisitions	(22,239)		(225)
Capital expenditures	(3,796)		(7,997)
Principal payments received on loans	6		(1)
Cash received on foreclosure of loan held for investment	462		−
Net cash used in investing activities	(24,752)		(8,223)

Cash flows from financing activities:
Proceeds from issuance of common stock	39,297		15,405
Repayment of subscription deposits	−		36
Syndication costs	(4,791)		(1,931)
Net cash provided by financing activities	34,506		13,510
Net increase in cash	5,339		4,418
Cash at beginning of period	5,566		750
Cash at end of period	$10,905		$5,168
Supplemental disclosure of non-cash items:
Investor contributions held in escrow which converted to common stock	$627		$549
Property and intangibles received on the foreclosure of two loans held for investment	$17,788	$	−
Stock distributions	$2,107	$	−

Cash paid for interest – related party	$3	$	−

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

      Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor (see below), and net proceeds of $11.3 million after payment of $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors, purchased the remaining 4,063 shares.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were converted into 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock on June 24, 2011 for $315,000.

      On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced the offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  On September 7, 2010, the Company raised the minimum offering amount and broke escrow in its offering with respect to subscriptions received from investors.  Escrow was broken in New York and Pennsylvania, which have higher minimum offering amounts, on September 17, 2010 and April 18, 2011, respectively.  As of September 30, 2011, the Company has raised aggregate gross offering proceeds of $52.0 million, which resulted in the issuance of 5,180,873 shares of common stock.

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

      The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ended December 31, 2010.  The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS – (Continued)

The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2011 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the full year ending December 31, 2011.

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Iroquois”)	Iroquois	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	Wilmington, Delaware

All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

      The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of September 30, 2011:

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
September 30, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards – (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

      Troubled Debt Restructurings.  In 2010, the FASB issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings.  This guidance is effective for the Company beginning September 30, 2011.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company estimates the allowance for uncollectible receivables and loan losses and adjusts the balance quarterly.  Actual results could differ from those estimates.  The Company estimates rental income and expenses for rental properties when information is unavailable (see Notes 4 and 5).
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
September 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans Held for Investment, Net – (Continued)

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

Allocation of Purchase Price of Acquired Assets

      The cost of rental properties is allocated to net tangible and intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.

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
September 30, 2011
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

Impairment of Long-Lived Assets

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

      If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of September 30, 2011.

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

      The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  At September 30, 2011 and December 31, 2010, there was $9,000 and $1,000, respectively, in the allowance for uncollectable receivables.

      The future minimum rental payments to be received from noncancelable operating leases are $2.8 million and $106,000, respectively, for the twelve months ending September 30, 2012 and 2013.

Deferred Offering Costs

      Through September 30, 2011, the Advisor has advanced $3.4 million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of September 30, 2011, $1.3 million has been reimbursed to the Advisor.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
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

      The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.  The Company may be subject to U.S. federal income tax and state/local income tax examinations for the year ended 2010.

Earnings Per Share

      Basic earnings per share is calculated on the basis of weighted-average number of common shares outstanding during the year.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 8 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of three 1.5% stock distributions, declared on March 15, 2011 to shareholders of record as of February 28, 2011, on June 15, 2011 to shareholders of record as of May 31, 2011 and on September 15, 2011 to shareholders of record as of August 31, 2011.

Reclassification

      Due from related parties was offset against due to related parties on the balance sheets for the periods ended September 30, 2011 and December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 3 – RENTAL PROPERTIES, NET

      The Company’s investments in rental properties consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$2,727	$968
Building and improvements	25,294	7,297
Furniture, fixtures and equipment	1,133	136
Construction in progress	82	−
	29,236	8,401
Less: accumulated depreciation	(616)	(65)
	$28,620	$8,336

      For the three and nine months ended September 30, 2011, depreciation expense totaled $274,000 and $551,000, respectively.  There was no depreciation expense for the three and nine months ended September 30, 2010.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

      On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on a multifamily rental apartment community.  The contract purchase price for the Notes was $3.1 million, excluding closing costs and was funded from the proceeds of the public offering.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full (see Note 6).  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note; however, the Company has not yet taken title to the property since the borrower’s redemption period has not yet terminated.  The Company’s motion to the Court to appoint a receiver for the property was denied.

      On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Cannery Note”), which is secured by a first priority mortgage on a multifamily rental apartment community in Dayton, Ohio.  The contract purchase price for the Cannery Note was $7.1 million, excluding closing costs, and was funded from the proceeds of the public offering.

      The following table provides the aging of the Company’s loans held for investment (in thousands):

	30-89 days		90 - 180 days		Greater than 181 days	Total	Current		Total
September 30, 2011:
Unpaid loan balance	$	−	$	−	$16,464	$16,464		$1,288	$17,752
Purchase discount, net		−		−	(7,723)	(7,723)		(360)	(8,083)
Capitalized loan costs, net		−		−	−	−		20	20
Total loans held for investment, net	$	−	$	−	$8,741	$8,741		$948	$9,689

December 31, 2010:
Unpaid loan balance	$	−	$	−	$6,250	$6,250	$	−	$6,250

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET – (Continued)

    The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

Loans
September 30, 2011:
Performing	$948
Nonperforming	8,741
Total	$9,689

December 31, 2010:
Nonperforming	$6,250
Total	$6,250

      The Company has individually evaluated each loan for impairment and determined that there were no impairments as of September 30, 2011 and December 31, 2010.  Accordingly, there were no allowances for credit losses or charge-offs as of September 30, 2011 and December 31, 2010.  There were no troubled debt restructurings as of September 30, 2011 and December 31, 2010.

NOTE 5 – ACQUISITIONS AND FORECLOSURES

107th Avenue − Omaha Nebraska

      On August 26, 2010, the Company purchased a residential apartment complex located in Omaha, Nebraska for a purchase price of $225,000.  The Company paid an acquisition fee of $5,000, or 2% of the purchase price and closing costs, to its Advisor.

      The following table presents the estimated fair value of the assets acquired (in thousands):

Rental property:
Land	$25
Building	196
221
Acquired intangibles − in-place leases	4
Cash paid for acquired rental property	$225

Arcadia – Houston, Texas

      On September 3, 2010, the Company purchased at a discount, a non-performing promissory note (the “Westhollow Note”) for a discounted purchase price of $7.8 million plus closing costs.  This note was secured by a first lien mortgage on a 404-unit multifamily residential community known as Arcadia at Westheimer (formerly “Westhollow Apartments”), located in Houston, Texas.  The Company paid an acquisition fee of $229,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the note, the Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and, as such, took title to Arcadia in satisfaction of the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note, which the Company believed to be a reasonable approximation of the fair value of Arcadia.  The cost of this real estate investment was subsequently allocated to net tangible and intangible assets based on their relative fair values.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Arcadia – Houston, Texas – (Continued)

The following table presents the estimated fair value of Arcadia (in thousands), which was acquired in exchange for the Westhollow Note:

Rental property:
Land	$943
Buildings	6,599
7,542
Acquired intangibles − in-place leases	258
Fair value assigned	$7,800

Town Park – Birmingham, Alabama

      On December 21, 2010, the Company purchased, at a discount, two non-performing promissory notes (the “Crestwood Notes”) both secured by a first lien mortgage on a multifamily community known as Town Park Apartments (formerly Crestwood Crossings Apartments).  The contract purchase price for the Crestwood Notes was $6.3 million plus closing costs.  The Company paid an acquisition fee of $125,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the Crestwood Notes, the Company attempted to negotiate the restructuring or discounting of the notes with the borrower.  After these efforts proved unsuccessful, the Company commenced foreclosure proceedings and took title to the property on March 2, 2011.

      The following table presents the estimated fair value (in thousands) of Town Park, which was acquired in exchange for the Crestwood Notes:

Rental property:
Land	$596
Buildings	5,367
5,963
Acquired intangibles − in-place leases	287
Fair value assigned	$6,250

Iroquois Apartments – Philadelphia, Pennsylvania

On June 17, 2011, the Company purchased, at a discount, a non-performing promissory note, (the “Iroquois Note”), which is secured by a first priority mortgage on a multifamily rental apartment community known as the Iroquois Apartments, located in Philadelphia, Pennsylvania.  The contract purchase price for the Iroquois Note was $12.0 million, excluding closing costs, and was funded in part from the proceeds of the public offering and from a $1.35 million bridge loan provided by the Advisor which was repaid in full on June 28, 2011.  The Company paid an acquisition fee of $244,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the Iroquois Note, the Company attempted to negotiate the restructuring or discounting of the note with the borrower.  After these efforts proved unsuccessful, the Company commenced foreclosure proceedings. The Company obtained the title to the property on August 2, 2011 and took possession in October 2011.  The Company has estimated the results of operations for the property for the month of September 2011 due to the inability of the court-appointed receiver to provide any financial information.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Iroquois Apartments – Philadelphia, Pennsylvania

The following table presents the estimated fair value (in thousands) of the Iroquois Apartments and related acquired net assets, which were acquired in exchange for the Iroquois Note:

Rental property:
Land	$1,163
Buildings	9,913
11,076
Acquired intangibles − in-place leases	535
Cash	462
Accounts receivable	8
Prepaid real estate tax	60
Accounts payable	(44)
Security deposit liability	(97)
Fair value assigned	$12,000

NOTE 6 – DISPOSITIONS

      On March 15, 2011, the Company acquired a non-performing promissory note secured by a mortgage encumbering a 32-unit apartment community located in Oberlin, Ohio (the “Oberlin Note”).  The purchase price for the Oberlin Note was $579,000.  The Oberlin Note matured on March 5, 2011 and was in default at the time of the Company’s acquisition.  The outstanding balance on the Oberlin Note at the time of the Company’s acquisition was $920,000.

On August 2, 2011, the Company entered into a forbearance agreement with the borrower on the note (the “Borrower”) to allow the Borrower more time to refinance the property.  On September 23, 2011, the Borrower paid $815,000 to the Company in full settlement of the Oberlin Note.  The net gain recognized by the Company after fees and costs totaled $250,000.

NOTE 7 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of acquired in-place leases totaling $1.1 million and $262,000 as of September 30, 2011 and December 31, 2010, respectively, net of accumulated amortization of $655,000 and $133,000.  The unamortized intangible assets represent antennae leases and rental leases. The weighted average remaining life of the antennae leases is 168 months as of September 30, 2011. The weighted-average remaining life of the rental leases is 4 and 3 months as of September 30, 2011 and December 31, 2010, respectively.  Expected amortization expense for the antennae leases is $16,000 annually through 2025.  Expected amortization expense for the rental leases is $154,000 and $52,000 for the three months ended December 31, 2011 and March 31, 2012, respectively and none thereafter.

For the three and nine months ended September 30, 2011, amortization expense totaled $228,000 and $521,000, respectively.  For the three and nine months ended September 30, 2010, amortization expense totaled $2,000 for both periods, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 8 – EQUITY

Preferred Stock

      The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common Stock

      Through September 30, 2011, the Company had issued an aggregate of 1,283,727 shares of its $0.001 par value common stock in connection with its initial private offering, and 5,391,584 shares of its common stock (including stock dividends) in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor converted 4,500 common shares to 45,000 shares of the Company’s convertible stock, therefore, 6,670,811 shares of common stock remain outstanding as of September 30, 2011.

Convertible stock

    As of September 30, 2011 and December 31, 2010, the Company had 50,000 shares of $0.01 par value convertible stock outstanding.  The Advisor owns 43,383 shares, outside investors own 937 shares, and certain RAI employees own 5,680 shares of the Company’s convertible stock.  In 2010, the Advisor had granted 17,550 shares of its initial investment in convertible stock to employees of RAI which shares are vesting ratably over three years.  As of September 30, 2011, 5,680 of these shares have vested.  The convertible stock will be of no value unless the Company’s common stockholders realize or have an opportunity to realize a stated minimum return as a result of the Company’s cumulative distributions or the trading price of its shares on a national securities exchange.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold

Distribution Reinvestment Plan

      The Company is also offering up to 7.5 million shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of September 30, 2011, no shares have been purchased under this plan.

Distributions

      The Company has declared three distributions of .015 shares each of its common stock, or 1.5% of the outstanding shares of common stock, to its stockholders of record at the close of business on February 28, May 31, and August 31, 2011.  The stock was issued to stockholders on March 15, June 15, and September 15, 2011, respectively.  In connection with these stock distributions, the Company increased the accumulated deficit by $2.11 million.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operation, the Company has ongoing relationships with several related parties.  Payables to such related parties are summarized in the following table (in thousands):

	September 30,	December 31,
	2011	2010
Due to / from related parties:
Advisor and its affiliates	$3,972	$3,659
Resource Securities	19	(14)
	$3,991	$3,645

The Company has entered into an advisory agreement with its Advisor (the “Advisory Agreement”) pursuant to which the Advisor is responsible for managing, operating, directing and supervising the operations and administration of the Company and its assets.  Pursuant to the terms of the Advisory Agreement, the Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to the Company’s offering and operations, including organization and offering expenses, acquisition expenses and operating expenses.

The Advisor is reimbursed for expenses it incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  The Advisor has advanced funds to the Company for both operating expenses and organization and offering costs.

Advances for operating expenses for the nine months ended September 30, 2011 and 2010 totaled $867,000 and $336,000, respectively.  Amounts due to the Advisor for operating expense advances as of September 30, 2011 and December 31, 2010 were $1.8 million and $847,000, respectively.  These amounts are being reimbursed to the Advisor from the proceeds of the Company’s initial public offering pursuant to the terms of the Advisory Agreement.

The Advisor has also advanced funds to the Company for organization and offering costs.  Advances for organization and offering costs for the nine months ended September 30, 2011 and 2010 totaled $435,000 and $877,000, respectively.  Amounts due to the Advisor for organization and offering costs as of September 30, 2011 and December 31, 2010 were $2.1 million and $2.7 million, respectively.  These amounts are reimbursable to the Advisor only to the extent provided by the terms of the Advisory Agreement, as described below.

With respect to the Company’s private offering, the Advisor was entitled to receive a non-accountable expense reimbursement in an amount equal to 2.5% of the gross offering proceeds.  For the three and nine months ended September 30, 2010, expense reimbursements totaled $0 and $315,000, respectively.  With respect to the Company’s ongoing initial public offering, expense reimbursements are limited to 2.5% of the gross offering proceeds as of the date of such reimbursement.  For the three and nine months ended September 30, 2011, these reimbursements totaled $337,000 and $1.0 million, respectively.

The Company pays the Advisor, or an affiliate, an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three and nine months ended September 30, 2011, the Advisor earned and the Company paid to the Advisor $0 and $459,000, respectively, in acquisition fees.  No acquisition fees were earned for the three and nine months ended September 30, 2010.  As of September 30, 2011, no acquisition fees were due to the Advisor.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

The Company reimburses the Advisor, or an affiliate, for all out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate-related debt investments, whether or not the Company ultimately acquires the property or debt investment.  For the three and nine months ended September 30, 2011, the Company reimbursed the Advisor $0 and $24,000, respectively, for acquisition expenses.  There were no acquisition expense reimbursements for the three and nine months ended September 30, 2010.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three and nine months ended September 30, 2011, the Company paid to the Advisor $106,000 and $213,000, respectively, in asset management fees.  No management fees were earned for the three and nine months ended September 30, 2010.  As of September 30, 2011, no asset management fees were due to the Advisor.

On June 17, 2011, the Company entered into a $1.35 million bridge loan with the Advisor, at an interest rate of 6.5% with a maturity of six months, in order to fund the purchase of the Iroquois Note.  The loan and interest were repaid in full on June 28, 2011.  The Company also paid the Advisor a 1% origination fee of $14,000 for arranging this financing.

Pursuant to a dealer-manager agreement, an affiliate of the Advisor, Resource Securities (formerly Chadwick Securities, Inc.), is responsible for marketing the Company’s shares in its public offering.  Under the terms of this agreement, Resource Securities earns a selling commission of up to 7% of the gross public offering proceeds and a dealer-manager fee of up to 3% of the gross offering proceeds.  Resource Securities reallows all selling commissions earned and up to 1.0% of the dealer-manager fees as a marketing fee to participating broker-dealers.  No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.  Additionally, the Company reimburses Resource Securities for due diligence expenses.  For the three and nine months ended September 30, 2011, the Company paid to Resource Securities selling commissions and dealer-manager fees of $1.3 million and $3.8 million, respectively, which are included in syndication costs on the Statement of Changes in Stockholders’ Equity and there were no due diligence expense reimbursements.

For the three and nine months ended September 30, 2010, Resource Securities earned selling commissions and dealer-manager fees of $0 and $1.2 million, respectively, in connection with the Company’s private offering.

Pursuant to a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the real estate properties for the benefit of the Company.  Under this agreement, the Manager is entitled to specified fees for providing such services, including a construction management fee and a property management fee.  For the three and nine months ended September 30, 2011, the Company paid to the Manager $54,000 and $194,000, respectively, in property management fees.  No management fees were earned for the three and nine months ended September 30, 2010.

The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three and nine months, ended September 30, 2011, the Company paid legal fees to Ledgewood totaling $0 and $31,000, respectively.  No legal fees were paid to Ledgewood for the three and nine months ended September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 10– FAIR VALUE MEASURES AND DISCLOSURES

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

Loans held for investment, net, are measured at fair value on a recurring basis.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Given the date of the acquisition of the Cannery Note, the carrying value or purchase price of the note of $7.1 million approximates the fair value.

The following table presents information about the Company’s loans held for investment, net, measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3	Total
September 30, 2011:
Assets:
Loans held for investment, net	$	−	$	−	$9,689	$9,689
December 31, 2010:
Assets:
Loans held for investment, net	$	−	$	−	$6,250	$6,250

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Purchases		14,247
Level 3 loans converted to property at foreclosure		(7,997)
Beginning balance, January 1, 2011		6,250
Purchases		22,239
Level 3 loans converted to property at foreclosure		(18,250)
Principal payments		(572)
Interest accretion		22
Ending balance, September 30, 2011		$9,689

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 30, 2011
(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Sales of Shares of Common Stock

From October 1, 2011 through November 7, 2011, the Company raised $6.0 million through the issuance of 604,089 shares of common stock under its public offering.  As of November 7, 2011, 69.0 million shares remained available for sale to the public under the offering, exclusive of shares available under the Company’s distribution reinvestment plan.

Campus Club

On October 21, 2011, the Company purchased at a discount, a non-performing promissory note, secured by a first priority mortgage on a student housing community located in Tampa, Florida (“Campus Club”).  The contract purchase price for this note was $8.3 million excluding closing costs.  The outstanding principal balance on the date of purchase was $10.5 million.

Stock Dividend

On November 1, 2011, the board of directors of the Company declared a stock distribution of 0.015 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), or 1.5% of each outstanding share of Common Stock to the stockholders of record at the close of business on December 30, 2011.  Such stock distributions are to be paid on January 13, 2012.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS AND OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and or its subsidiaries.

Overview

We are a Maryland corporation that has and intends to continue to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that have been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets; we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, our portfolio composition may vary from what we have initially disclosed.

We commenced the public offering of our common stock on June 16, 2010, after having completed a private offering on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

We were formed on June 3, 2009.  As of September 7, 2010, we had raised the minimum offering amount of $2.0 million in our ongoing public offering and commenced active real estate operations.  As of September 30, 2011, we have acquired one property of immaterial size, six non-performing promissory notes (three of which we have foreclosed on, and one of which has been paid off) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

As a result of the timing of the commencement of our public offering and our active real estate operations, comparative operating results are not relevant to a discussion of operations for the periods represented.  We expect revenues and expenses to increase in future periods as we acquire additional investments.

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations for the three months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		Increase
	2011	2010	(Decrease)
Revenues:
Rental income	$1,184	$3	$1,181
Gain on payoff of loan held for investment	250	−	250
Interest income	41	14	27
Total revenues	1,475	17	1,458
Expenses:
Rental operating	1,417	4	1,413
Acquisition costs	323	13	310
Management fees-related parties	199	6	193
General and administrative	867	20	847
Depreciation and amortization	502	2	500
Total expenses	3,308	45	3,263
Net loss	$(1,833)	$(28)	$(1,805)

The following table sets forth the results of our operations for the nine months ended September 30, 2011 and 2010 (in thousands):

	For the Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)
Revenues:
Rental income	$2,343	$3	$2,340
Gain on payoff of loan held for investment	250	−	250
Interest income	115	32	83
Total revenues	2,708	35	2,673
Expenses:
Rental operating	2,953	4	2,949
Acquisition costs	1,447	13	1,434
Management fees-related parties	462	6	456
General and administrative	2,231	526	1,705
Depreciation and amortization	1,072	2	1,070
Total expenses	8,165	551	7,614
Interest expense	(3)	−	(3)
Net loss	$(5,460)	$(516)	$(4,944)

Revenues.  During the three and nine months ended September 30, 2011, we recorded income from rents and interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our public and private offerings.

Expenses.  During the three and nine months ended September 30, 2011, our rental operating expenses increased as we incurred operating expenses for four properties as compared to one immaterial property for the three and nine months ended September 30, 2010.  In addition, in conjunction with the increase in the number of properties, we incurred increased management fees, general and administrative expenses and depreciation and amortization expenses during the three and nine months ended September 30, 2011.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

      We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from the sale of assets and from any undistributed funds from our operations.

      Private Offering.  We completed a private offering to accredited investors of up to $50.0 million in shares of common stock at $10.00 per share with discounts given to certain categories of purchasers.  For every 1,000 shares of common stock an eligible investor purchased, we offered the investor one share of convertible stock to purchase.  The private placement offering terminated on September 9, 2010, having raised gross offering proceeds of $12.8 million, net of approximately $1.5 million of syndication costs.

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

      We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  If we are unable to raise substantial funds, this could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions to our shareholders.

      As of September 30, 2011, we have acquired a multifamily property located at 107th Avenue in Omaha, Nebraska, a multifamily property located in Houston, Texas known as Arcadia at Westheimer, a multifamily property located in Birmingham, Alabama known as Town Park, a non-performing note secured by a multifamily property located in Dayton, Ohio known as the Cannery and a non-performing note secured by a multifamily property located in Philadelphia, Pennsylvania known as Iroquois Apartments.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as two non-performing notes secured by multifamily properties in Michigan and Ohio, of which one been repaid in full.

      We intend to allocate a portion of the funds we raise as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of the properties we acquire.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

      In addition, our Advisor has advanced funds to us for certain organization and offering costs.

      We currently have no outstanding debt.  Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments if unstabilized and 65-70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so.  Our charter limits us from incurring debt such that our total liabilities exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds from both our offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Funds from Operations and Modified Funds from Operations

      Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful to our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be impacted by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but are not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss – GAAP	$(1,833)	$(28)	$(5,460)	$(516)
Depreciation	274	−	551	−
FFO	(1,559)	(28)	(4,909)	(516)
Amortization of intangible lease assets	228	2	521	2
Acquisition expenses	323	13	1,447	13
MFFO	$(1,008)	$(13)	$(2,941)	$(501)

GAAP basic and diluted loss per common share	$(0.31)	$(0.02)	$(1.21)	$(0.61)
FFO per share	$(0.26)	$(0.02)	$(1.09)	$(0.61)
MFFO per share	$(0.17)	$(0.01)	$(0.65)	$(0.56)

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

      For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

      As of September 30, 2011 and December 31, 2010, we do not have any off-balance sheet arrangements or obligations, including contingent obligations.

(Back to Index)

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Omitted pursuant to Regulation S-K, Item 305(e).

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Unregistered Sale of Equity Securities

      All securities sold by us during the three months ended September 30, 2011 were sold pursuant to a public offering that has been registered under the Securities Act of 1933, or the Securities Act.

Use of Proceeds of Registered Securities

      On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act.  We are offering a maximum of 75.0 million shares in our primary offering for aggregate proceeds of up to $750.0 million, or $10.00 per share, with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.3 million, or $9.50 per share.  Resource Securities, Inc. (“Resource Securities,” formerly Chadwick Securities, Inc.), an affiliate of our Advisor, is the dealer-manager of our offering.  As of September 30, 2011, we have sold 5,180,873 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of $51.6 million.

(Back to Index)

(Back to Index)

From the commencement of the public offering through September 30, 2011, we incurred selling commissions, dealer-manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below (in thousands).  Resource Securities reallows all selling commissions and a portion of the dealer-manager fees to participating broker-dealers.  In addition, we reimburse our Advisor and Resource Securities for certain offering expenses.

Type of Expense	Amount
Selling commissions	$3,897
Dealer-manager fees	1,031
Other organization and offering costs (excluding underwriting compensation)	1,283
Total expenses	$6,211

      Through September 30, 2011, the net proceeds to us from the public offering, after deducting the total expenses incurred as described above, were approximately $45.8 million.  As of September 30, 2011, we have used the net proceeds to acquire $28.5 million in real estate and real estate-related investments, including $617,000 paid to our Advisor for acquisition and advisory fees and acquisition expense reimbursements.

      Our initial private offering, which closed on June 9, 2010, generated net offering proceeds of approximately $11.3 million.  Through September 30, 2011, we had used $8.0 million of the net proceeds from that offering to purchase interests in real estate-related assets, including $250,000 paid to our Advisor for acquisition and advisory fees and acquisition expense reimbursements.  The remaining proceeds were used to fund operating expenses, deferred offering costs and asset acquisition costs subsequent to the close of the private offering.

Repurchase of Securities

      No shares were eligible to be redeemed under our share redemption program during the three months ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
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
101.1*
The following information from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

*	Filed herewith

(Back to Index)

(Back to Index)

SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 14, 2011	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)