Form 10-K
period 2011-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2012-03-30
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Common Stock, par value $.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were 8,383,637 shares of common stock held by non-affiliates at December 31, 2011, the last business day of the registrant’s most recently completed fiscal year.

As of March 26, 2012, there were 10,503,848 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2012.

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

General

Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries.  We focus primarily on acquiring non-performing real estate loans and distressed real estate that is being sold at discounted prices.  We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010.  Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments.  As of December 31, 2011, we owned three multifamily properties, three non-performing loans, two performing loans, and one insignificant multifamily property, as described further in “Item 2. Properties” below.  We intend to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.

We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor,  an indirect wholly owned subsidiary of Resource America, Inc., or RAI, a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management and commercial finance sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience. As a specialized asset manager, RAI seeks to develop investment funds for outside investors for which it provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund.  As of December 31, 2011, RAI managed over $13.3 billion in assets.  As of December 31, 2011, that portfolio included real estate investments valued at nearly $1.6 billion, including both equity and debt instruments, which included approximately 16,000 multifamily residential units, and approximately 500,000 square feet of office, retail and industrial space.

Our Offerings

On September 15, 2009, we commenced a private placement offering to accredited investors for the sale of up to 5,000,000 shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The offering closed on June 9, 2010, at which time we had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by our Advisor, and net proceeds of approximately $11.3 million after payment of approximately $1.5 million in syndication costs.  Also, in conjunction with the private offering, we offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; the Advisor purchased the remaining 4,063 shares.

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75,000,000 shares of common stock and a public offering pursuant to our distribution reinvestment plan of up to an additional 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”), and we commenced our initial public offering, which is on-going.  We engaged an affiliate of our Advisor, Resource Securities, Inc. (previously Chadwick Securities, Inc.), or Resource Securities, to serve as the dealer manager of the offering.  Pursuant to a dealer manager agreement, we are offering shares of our common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.  We are also offering shares pursuant to our distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of December 31, 2011, a total of 7,170,442 shares of common stock had been issued in connection with our public offering, resulting in approximately $71.4 million of gross offering proceeds.  All of these offering proceeds were raised in the primary portion of our public offering, as we have not issued any shares under our distribution reinvestment plan.  This share total includes 210,711 issued to stockholders as stock distributions and is less 4,500 shares redeemed by the Advisor.

(Back to Index)

Our Business Strategy

Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans,  (ii) real estate owned by financial institutions, or REO, usually as a result of foreclosure, (iii) value-add multifamily rental properties, (iv) discounted investment grade commercial mortgage-backed securities, and (v) other real estate related assets we purchase either directly or with a co-investor or joint venture partner.  We anticipate holding approximately 55% of our total assets in categories (i) and (ii) listed above, 15% of our total assets in category (iii) and 30% of our assets in category (iv).  We seek to acquire these assets at a discount to their perceived value and we may sell or refinance them when market conditions warrant.  With respect to the discounted loans, we may negotiate full or discounted payoffs with the borrowers, restructure the loans or acquire title to the underlying properties through receipt of a deed in lieu or through a foreclosure proceeding.  With respect to value-add properties, selected REO properties and properties we acquire or control through foreclosure or restructuring, we expect to enhance their value by instituting significant renovations to update their appearance, aggressively marketing them and increasing occupancy in order to realize significant capital appreciation and increase current income.  Upon stabilization, we may refinance or sell the properties.  We expect to hold any commercial mortgage-backed securities until their maturity, a beneficial selling opportunity presents itself, or the earlier liquidation of our assets.

With respect to our real estate-related debt investments, we are focused on acquiring loans with an acquisition cost of between $5 and $100 million that are secured directly or indirectly by multifamily rental or other properties.  We plan on acquiring these non-performing and distressed loans on a discounted basis.  To the extent that we foreclose on the loan and acquire the underlying property, we plan to reposition the property to enhance its value and, as a result, our portfolio.

We believe the continued disruption in the commercial real estate and credit markets that began with the 2007 economic downturn and parallel credit crisis presents an attractive environment to acquire U.S. commercial real estate related debt.  Our Advisor, its predecessors and its affiliates have over 20 years of experience in acquiring, managing and disposing of real estate assets.  We believe our extensive experience in discounted real estate assets and multifamily rental properties along with our proven experience sponsoring a publicly traded REIT and our long standing contacts in the financial services industry distinguish us from our competitors.

Our Operating Policies and Strategies

Our Advisor has the primary responsibility for the selection of investments, the negotiation of these investments, and financing, asset-management and disposition decisions.  A majority of our Board of Directors and a majority of the Conflicts Committee, which includes only our three independent directors, approves all proposed real estate property investments and certain significant real estate related debt investments.  Our Board of Directors meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives.

We may use leverage for our acquisitions in the form of both REIT level financing and individual investment financing.  Such financing, both at the REIT level and at the individual investment level, may also be obtained from the seller of an investment.  Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our total liabilities exceed 75% of the aggregate value of our assets unless a majority of our independent directors finds substantial justification for borrowing a greater amount.

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested over $518,000 in us and as of December 31, 2011, it owned 51,733 shares of our common stock and 49,063 shares of our convertible stock.  Under certain circumstances, the convertible shares may be converted into shares of our common stock.  In order to more closely align our investment objectives and goals with those of our Advisor, prior to the termination of our initial public offering, our Advisor has agreed to invest 1% of the first $250.0 million invested in us by non-affiliated investors, or up to $2.5 million.

Through our Advisor, we have a management agreement with Resource Real Estate Opportunity Manager, LLC, an affiliate of our Advisor, or the Manager, to provide property management services, as applicable, for most of the properties or other real estate related assets, in each case where our Advisor is able to control the operational management of such properties.  Our Manager may subcontract with an affiliate or third party to provide day–to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.  Our Manager also manages our real estate-related debt investments.

(Back to Index)

Resource Real Estate Management, Inc. d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2011, managed over 50 multifamily rental properties in 13 states with over 14,000 units.  Resource Residential has over 400 employees.  The senior managers and employees of Resource Residential, acting through Resource Real Estate Opportunity Manager, assist in providing property management as well as construction management services to us.  Resource Real Estate Opportunity Manager has subcontracted with Resource Residential to manage some of the real estate investments that we own.

Distributions

Our Board of Directors declared four stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on February 28, May 31, August 31, and November 1, 2011.  These shares were distributed on March 15, June 15, September 15, 2011, and January 13, 2012, respectively.

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

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

(Back to Index)

ITEM 1A.	RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Real Estate Investments

As of December 31, 2011, we owned four multifamily properties encompassing approximately 740,000 rentable square feet.  We acquired these properties from third parties unaffiliated with us or our Advisor.  The following is a summary of our real estate properties as of December 31, 2011:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1)		Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective monthly Rental Revenue per Unit (3)
Iroquois Apartments	Philadelphia, PA	133 (4)	August 2, 2011 (5)	$12,000,000	(5)	1961	878	93%	$853
Town Park	Birmingham, AL	270	March 2, 2011 (6)	$6,250,000	(6)	1980	947	89%	$510
Arcadia at Westheimer	Houston, TX	404	October 5, 2010 (7)	$7,800,000	(7)	1980	897	88%	$407
107th Avenue	Omaha, NE	5	August 26, 2010	$250,000		1961	860	100%	$508

(1)	Purchase price excludes closing costs and acquisition expenses.
(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2011 divided by the total number of residential units.
(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2011, adjusted for any tenant concessions, such as free rent.  Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies; and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(4)
In addition to its apartment units, Iroquois Apartments contains five commercial spaces, two of which are occupied, and a number of antennae on the roof of the property that generate additional income.

(5)
Iroquois Apartments originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011.  The contract purchase price for the note was $12.0 million, excluding closing costs. Upon acquiring the note, we contacted the borrower but were unsuccessful in any attempt to restructure the loan or negotiate a discounted payoff of the note. After these efforts proved unsuccessful, we scheduled a sheriff’s sale of Iroquois Apartments and, on August 2, 2011, we were the successful bidder at such sheriff’s sale and formally received title to the property.

(6)
Town Park (formerly known as Crestwood Crossings) originally served as collateral for two non-performing promissory notes that we purchased on December 21, 2010.  The contract purchase price for the notes was $6.25 million, excluding closing costs. Upon acquiring the notes, we discussed with the borrower the possibility of a note restructuring or discounted payoff.  After these efforts proved unsuccessful, we commenced foreclosure proceedings and, on March 2, 2011, formally received title to the property.

(7)
Arcadia at Westheimer originally served as the collateral for a non-performing promissory note that we purchased on September 3, 2010. The contract purchase price for the note was $7.8 million, excluding closing costs.  Upon acquiring the note, we discussed with the borrower the possibility of a note restructuring or discounted payoff. After these efforts proved unsuccessful, we commenced foreclosure proceedings and, on October 5, 2010, formally received title to the property.

(Back to Index)

Real Estate-Related Investments

As of December 31, 2011, we owned five real estate loans receivable that we acquired from third parties unaffiliated with us or our Advisor.

Loan Name Location of Related Property or Collateral	Date of Acquisition	Property Type	Loan Type	Payment Type	Purchase Price (1)	Outstanding Principal Balance	Contractual Interest Rate	Maturity Date	Book Value as of December 31, 2011(2)
Cannery Note (3) Dayton, OH	May 13, 2011	Multifamily	Non-performing mortgage	(4)	$7,100,000	$13,889,737	(4)	(4)	$7,100,000
Heatherwood Note (5) Detroit, MI	March 15, 2011	Multifamily	Non-performing mortgage	(4)	$1,640,646	$2,573,578	(4)	(4)	$1,640,646
Peterson Note Kalamazoo, MI	March 15, 2011	Multifamily	Performing mortgage	Principal and Interest	$210,000	$238,167	Five-year Constant Maturity Treasury Rate plus 2.75%	12/31/11 (6)	$235,429
Trail Ridge Note Columbia City, IN	March 15, 2011	Multifamily	Performing mortgage	Principal and Interest	$699,999	$1,043,760	Federal Home Loan Bank Community Investment Program Rate plus 2.25%	10/28/21	$721,158
Campus Club (7) Florida	October 21, 2011	Student Housing	Non-performing mortgage	(4)	$8,300,000	$10,500,000	(4)	(4)	$8,300,000

(1)	Purchase price represents the amount funded by us to acquire the loan and does not include closing costs and direct acquisition fees.
(2)	Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, acquisition fees, and direct acquisition costs.
(3)
On December 21, 2011, we entered into a settlement agreement with the borrower whereby the borrower will agree to a consensual foreclosure of the Cannery Note and pay all net cash flow from the property to us each month until the foreclosure is complete in exchange for our allowing the borrower to retain $150,000 in the property’s operating account upon the transfer of title to us.

(4)
We do not expect non-performing mortgages to perform in accordance with their contractual terms, including the repayment of the principal amount outstanding under the loans, the payment of interest at the stated amount on the face of the notes or the repayment of the loans upon their maturity dates. Thus, traditional loan metrics such as loan-to-value, principal and interest due, interest terms and maturity date are not useful measures for these investments.

(5)
On August 8, 2011, we were the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note; however, we did not take title to the property until the borrower’s redemption period terminated in February 2012. Our motion to the court to appoint a receiver for the property for the period from August 2011 to February 2012 was previously denied.

(6)
After acquisition, the borrower under the Peterson Note defaulted by failing to pay the balance of the Peterson Note upon maturity. We have negotiated a forbearance agreement with the borrower and the borrower has continued to pay in accordance with the forbearance agreement.

(7)	On February 9, 2012, we were the successful bidder at a foreclosure sale of the property collateralizing the Campus Club Note. We took title to the property on February 20, 2012

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 26, 2012, we had 10,503,848 shares of common stock outstanding held by a total of 3,332 stockholders.  There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to our initial public offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.

To assist the Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participate in our initial public offering, we intend to disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value.  For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2011.  The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers).  Our Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares.  However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares.  Our Advisor expects to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until we have completed our offering stage.  We will consider our offering stage complete when 18 months have passed since our last sale of shares in a public offering of equity securities, whether that last sale was in this initial public offering or a public follow-on offering. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).

Unregistered Sale of Equity Securities

During 2011, we did not issue any securities that were not registered under the Securities Act.

Use of Proceeds of Registered Securities

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7,500,000 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities is the dealer manager of our offering.  As of December 31, 2011, we had sold 7,170,442 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of approximately $71.4 million.

(Back to Index)

From the commencement of the public offering through December 31, 2011, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  We pay selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, and Resource Securities reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering.

Type of Expense	Amount
Selling commissions	$4,575,000
Dealer manager fees	2,037,000
Other organization and offering costs (excluding underwriting compensation)	1,733,000
Total expenses	$8,345,000

From the commencement of our ongoing initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $63.1 million.  As of December 31, 2011, we have used the net proceeds from our ongoing initial public offering to acquire approximately $36.8 million in real estate-related investments and to fund $5.0 million of capital expenditure projects to improve certain of our investments.  Of the amount used for the purchase of our investments, approximately $860,000 was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.

Share Redemption Program

Our Board of Directors has adopted a share redemption program that may enable our shareholders to sell their shares to us after holding them for at least one year, subject to the significant conditions and limitations of the program.  Generally, during each calendar year, the cash available for redemption will be limited to the proceeds from the sale of shares under our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.  This restriction may significantly limit our ability to redeem shares pursuant to this redemption program.  Additionally, our Board of Directors may, in its sole discretion, amend, suspend, or terminate the program upon 30 days’ notice and without stockholder approval.  We did not declare any distributions to our stockholders during 2010 and 2011 and we had negative operating cash flow in 2010.  Accordingly, because of the restrictions, we had no funds available for redemption under our share redemption program in 2011 and therefore redeemed no shares of our common stock in the fourth quarter of 2011.  We did not receive any redemption requests during 2011.

Distribution Information

Our Board of Directors declared four stock distributions of 0.015 shares each of our common stock, or 1.5% per distribution of each outstanding share of common stock, to our stockholders of record at the close of business on February 28, May 31, August 31, and November 1, 2011.  These shares were distributed on March 15, June 15, September 15, 2011 and January 13, 2012, respectively.

We have not paid or declared any cash distributions as of March 30, 2012.  It is unlikely at this time, based largely on the composition of our current investment portfolio and the acquisition opportunities that we currently see in the market, whether we will declare any cash distributions during 2012.  Once we begin making cash distributions, we intend to pay cash distributions on a quarterly basis based on daily record dates.  We may also make special stock distributions, as described further below.

We have elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.

(Back to Index)

Our Board of Directors will consider many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements.  We expect to have little, if any, cash flow from operations available for cash distributions until we make substantial investments.  Although at this time we do not anticipate doing this, it is possible that at least during the early stages of our development, and from time to time during our operational stage, we may declare cash distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds.  In these instances, to the extent permitted by Maryland law, we expect to use the proceeds from our initial public offering or the proceeds from the issuance of securities in the future to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital.  We may also fund such distributions from third party borrowings or from advances from our Advisor or sponsor or from our Advisor’s deferral of its asset management fee, although we have no present intention to do so. If we fund cash distributions from borrowings, sales of assets or the net proceeds from our offering, we will have less funds available for the acquisition of real estate properties and real estate related assets and your overall return will be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gains. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

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

As of December 31, 2011, our Advisor has granted 17,550 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates.  Of these shares, 505 have been forfeited and returned to the Advisor as of December 31, 2011.  These shares will vest ratably over the next three years, and 5,613 of these shares have vested as of December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

(Back to Index)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a Maryland corporation that intends to acquire a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, our portfolio composition may vary from what we have initially disclosed.

We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

We were formed on June 3, 2009.  We commenced active real estate operations as of September 7, 2010 when we had raised the minimum offering amount in our initial public offering.  As of December 31, 2011, we had acquired one multifamily property, eight non-performing promissory notes (four of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2011	2010
Revenues:
Rental income	$3,976	$243
Gain on payoff of loan held for investment	250	−
Interest income	161	41
Total revenues	4,387	284
Expenses:
Rental operating	4,251	461
Acquisition costs	1,881	442
Foreclosure costs	400	−
Management fees-related parties	674	78
General and administrative	2,736	1,180
Depreciation and amortization expense	1,564	198
Total expenses	11,506	2,359
Interest expense	7	−
Interest expense - related party	3	−
Net loss	$(7,129)	$(2,075)

Revenues:  During the years ended December 31, 2011 and 2010, we recorded income primarily from rents and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our public and private offerings.  During 2011, we also recorded a net gain of $250,000 from the payoff of a non-performing loan by the borrower.

Expenses:  Our rental operating expense increased for the year ended December 31, 2011 due to operating expenses incurred for four properties we owned during 2011 as compared to two properties in 2010 we owned during 2010, one of which had only three months of activity for the year ended December 31, 2010.  In conjunction with the increase from 2010 to 2011 in the number of properties we owned, we incurred increased management fees, general and administrative expenses, depreciation and amortization expenses.  The $1.6 million increase in general and administrative expenses consisted of an increase in our company level expenses of $800,000 and an increase in property level expenses of an additional $800,000.  The increase in company level expenses consisted primarily of a $328,000 increase of professional fees, $154,000 increase in allocated payroll of our Advisor and $153,000 in travel expenses.  General and administrative expenses increased at the property level from $100,000 in 2010 to $900,000 in 2011 due to the operation of two additional properties, additional professional expenses of $188,000, and marketing and promotional expenses of $117,000.  Also, acquisition costs and foreclosure costs increased in 2011 due to the increased number of acquisitions and a transfer tax of $350,000 relating to the foreclosure on the Iroquois Apartments.  Interest expense due to related parties in 2011 reflects the bridge loan provided to us by the Advisor in conjunction with our acquisition of the note secured by the Iroquois Apartments.  Interest expense also reflects the amortization of deferred financing costs related to the line of credit.

Liquidity and Capital Resources

We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders, from the sale of assets and from any undistributed funds from our operations.

Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.  As of December 31, 2011, a total of 7,170,442 shares of common stock had been issued in connection with our public offering, resulting in approximately $71.4 million of gross offering proceeds.

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

(Back to Index)

On December 2, 2011, we, through our operating partnership, entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as lender.  Under the Credit Facility, we may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility will be secured by those certain multifamily properties directly owned by our subsidiaries which we have elected to add to the borrowing base. The proceeds of the Credit Facility may be used by us for working capital, property improvements and other general corporate purposes.

The entire unpaid principal balance of all borrowings under the Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on December 2, 2014, which date may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. We may borrow under the Credit Facility at a rate equal to LIBOR plus 3.0%. In addition, we incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount, which fee was paid to Bank of America. We will be required to make monthly interest-only payments once we draw upon the Credit Facility. We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.

Our operating partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011 (the “Guaranty”). The Credit Facility and the Guaranty contain, among others, the following restrictive covenants:

●	We must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20 million.

●	We must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5 million or (ii) 20% of the outstanding principal amount of the Credit Facility.

●	We may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.

We are currently in compliance with all such covenants. Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.  As of March 22, 2012, we had drawn $650,000 from the Credit Facility, and had repaid $250,000 of this amount.

As of December 31, 2011, we have acquired a multifamily property located at 107th Avenue in Omaha, Nebraska, a multifamily property located in Houston, Texas known as Arcadia at Westheimer, a multifamily property located in Birmingham, Alabama known as Town Park, a non-performing note secured by a multifamily property located in Dayton, Ohio known as the Cannery, a multifamily property located in Philadelphia, Pennsylvania known as Iroquois Apartments, and a non-performing note secured by a multifamily property located in Tampa, Florida known as Campus Club.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as two non-performing notes secured by multifamily properties in Michigan and Ohio, of which one been repaid in full.

We intend to allocate a portion of the funds we raise as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

In addition, our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the years ended December 31, 2011 and 2010, such organization and offering costs paid by our Advisor totaled approximately $600,000 and $1.1 million, respectively.  As of December 31, 2011 and 2010, a total of $1.9 million and $2.7 million, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of December 31, 2011 and 2010, amounts paid for organization and offering costs directly from us totaled $1.4 million and $400,000, respectively.

(Back to Index)

As of December 31, 2011, we had no outstanding debt.  Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that any debt financing we incur, on a total portfolio basis, would not exceed 35% of the cost of our real estate investments if unstabilized and 65% to 70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets.  We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so.  Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances.  We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds from our offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners.  We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor.  During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses.  However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds.  During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments.  In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.  We describe these payments in more detail in Note 9 of the notes to our consolidated financial statements.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2011 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company during the early stage of our operations.

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

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect portfolio operations only in the period in which the asset is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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

	For the Years Ended		Cumulative
	December 31,		Since Inception
	2011	2010
Net loss-GAAP	$(7,129)	$(2,075)	$(9,319)
Depreciation	890	65	955
FFO	(6,239)	(2,010)	(8,364)
Adjustments for straight-line rents	(103)	−	(103)
Amortization of intangible lease assets	674	133	807
Acquisition costs	1,881	442	2,323
MFFO	$(3,787)	$(1,435)	$(5,337)

GAAP basic and diluted loss per common share	$(1.34)	$(1.78)	$(1.44)
FFO per common share	$(1.17)	$(1.73)	$(1.29)
MFFO per common share	$(0.71)	$(1.23)	$(0.82)

(Back to Index)

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

We amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of customer relationship intangibles will be amortized to expense over the initial term and, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

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

(Back to Index)

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

Adoption of New Accounting Standards

Troubled Debt Restructurings. This guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulty.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring .  This guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of the provisions of this standard did not have a material impact on our consolidated financial statements.

(Back to Index)

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  We have provided the disclosures as required by this amendment beginning with the year ended December 31, 2011.

Subsequent Events

From January 1, 2012 to March 26, 2012, we raised approximately $19.2 million in offering proceeds through the issuance of approximately 1.9 million shares of common stock under our initial public offering.  As of March 26, 2012, approximately 66.0 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under our distribution reinvestment plan.

On January 3, 2012, a fire substantially damaged three units at Town Park.  Town Park was insured for the damage, estimated at approximately $350,000.  Expected insurance proceeds to be awarded have not yet been determined.

On January 31, 2012, we added Arcadia at Westheimer and Town Park to the collateral pool of the Credit Facility and drew $650,000 against the Facility Amount.  On February 29, 2012, we repaid $250,000 of this amount.

On February 9, 2012, we were the successful bidder at the foreclosure sale of the property collateralized by the Campus Club Note.  Prior to this sale, we were unsuccessful in any attempt to restructure the loan or negotiate a discounted payoff of the note.  Title to Campus Club was transferred to us on February 20, 2012.

On February 10, 2012, our Board of Directors declared a stock distribution of 0.015 shares of common stock, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on March 31, 2012.  Such stock distribution is to be paid on April 13, 2012.

On February 18, 2012, the redemption period relating to the foreclosure of the Heatherwood note terminated.  We took possession of the property on February 20, 2012.

On March 21, 2012, the Company acquired the Deerfield non-performing note for $10.3 million.  The note is collateralized by a property, located in Hermantown, Minnesota, and is a 166-unit multifamily residential rental property.

On March 27, 2012, the Company acquired The Bristol apartments for $11.4 million.  The property, located in Houston, Texas, and is an 856-unit multifamily residential rental property.

We have evaluated subsequent events and determined that no events other than the above have occurred which would require an adjustment to our consolidated financial statements.

(Back to Index)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempted smaller reporting companies from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our chief executive officer and chief financial officer. Our Code of Conduct and Ethics may be found at http://www.resourcereit.com, on the Investor Relations page.

The other information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Financial Statements at page F-1 of this report.

(b)	Financial Statement Schedules
i.	Schedule III - Real Estate and Accumulated Depreciation
ii.	Schedule IV – Mortgage Loans on Real Estate

(c)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

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

10.11
Loan Agreement (Crestwood Apartments) between Capmark Bank and CV Apartments, LLC dated November 30, 2007 (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)

10.12
Loan Sale Agreement (Cannery) by and between the Secretary of Housing and Urban Development and Resource Real Estate Opportunity OP, LP dated May 4, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.13
Assignment of Mortgage (Cannery) by and between the Secretary of Housing and Urban Development and Resource Real Estate Opportunity OP, LP dated May 13, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.14
Loan Purchase and Sale Agreement (Iroquois) by and between JPMorgan Chase Bank, N.A. and RRE Iroquois Holdings LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.15
Assignment of Loan Documents (Iroquois) by JPMorgan Chase Bank, N.A. to and in favor of RRE Iroquois Holdings LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.16
Promissory Note (Iroquois) between Washington Mutual Bank and Brookside Iroquois, LLC dated June 1, 2007 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.17
Promissory Note (Iroquois) between RRE Iroquois Holdings, LLC and Resource Real Estate Opportunity Advisor, LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.18
Promissory Note (Affiliate Loan) in favor of RRE Iroquois Holdings, LLC dated as of June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.19
Assignment of Mortgage and Pledge Agreement (Affiliate Loan) between RRE Iroquois Holdings, LLC and Resource Real Estate Opportunity Advisor, LLC dated June 17, 2011 (incorporated by reference to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 15, 2011)

10.20
Agreement for Sale and Purchase of Loan (Campus Club) by and between MSCI 2006-HQ10 Fletcher Avenue, LLC and Resource Real Estate Opportunity OP, LP dated October 6, 2011 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

(Back to Index)

10.21
Assignment of Loan Documents by MSCI 2006-HQ10 Fletcher Avenue, LLC to RRE Campus Club Holdings, LLC dated October 21, 2011 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

10.22
Promissory Note (Campus Club) by ING US Students No. 14 LLC in favor of Morgan Stanley Mortgage Capital Inc. dated June 28, 2006 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

10.23
Mortgage and Security Agreement (Campus Club) by and between ING US Students No. 14 LLC and Morgan Stanley Mortgage Capital Inc. dated June 28, 2006 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

10.24
Loan Agreement (Revolving Credit Facility) by and between Resource Real Estate Opportunity OP, LP and Bank of America, N.A. dated December 2, 2011 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

10.25
Promissory Note (Revolving Credit Facility) by Resource Real Estate Opportunity OP, LP in favor of Bank of America, N.A. dated December 2, 2011 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

10.26
Guaranty Agreement (Revolving Credit Facility) by Resource Real Estate Opportunity REIT, Inc. in favor of Bank of America, N.A. dated December 2, 2011 (incorporated by reference to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed January 20, 2012)

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
The following information from the Company's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 30, 2012	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 30, 2012
JONATHAN Z. COHEN

/s/ Thomas J. Ikeler	Director	March 30, 2012
THOMAS J. IKELER

/s/ Gary Lichtenstein	Director	March 30, 2012
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 30, 2012
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2012
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 30, 2012
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010.  Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(b).  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource Real Estate Opportunity REIT, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2012

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Investments:
Rental properties, net	$28,549	$8,336
Loans held for investment, net	17,997	6,250

Cash	15,202	5,566
Prepaid expenses	407	200
Contributions receivable	1,686	155
Tenant receivables, net	60	14
Deposits	64	20
Deferred financing costs, net	222	−
Deferred offering costs, net	4,243	3,684
Identified intangible assets, net	276	129
Total assets	$68,706	$24,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties	$3,928	$3,645
Accounts payable and accrued expenses	1,445	854
Tenant prepayments	94	−
Security deposits	322	5
Subscription deposits	−	627
Total liabilities	5,789	5,131

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized; none issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized; 8,454,169 and 2,438,876 issued and outstanding, respectively)	84	24
Convertible stock (“promote shares”) (par value $.01; 50,000 shares authorized; 50,000 issued and outstanding)	1	1
Additional paid-in capital	74,258	21,388
Accumulated deficit	(11,426)	(2,190)
Total stockholders’ equity	62,917	19,223
Total liabilities and stockholders’ equity	$68,706	$24,354

The accompanying notes are an integral part of these consolidated statements.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2011	2010
Revenues:
Rental income	$3,976	$243
Gain on payoff of loan held for investment	250	−
Interest income	161	41
	4,387	284

Expenses:
Rental operating	4,251	461
Acquisition costs	1,881	442
Foreclosure costs	400	−
Management fees - related parties	674	78
General and administrative	2,736	1,180
Depreciation and amortization expense	1,564	198
Total expenses	11,506	2,359
Loss before interest expense	(7,119)	(2,075)
Interest expense	(7)	−
Interest expense – related party	(3)	−
Net loss and comprehensive loss	$(7,129)	$(2,075)

Weighted average shares outstanding	5,324,984	1,162,713

Basic and diluted loss per share	$(1.34)	$(1.78)

The accompanying notes are an integral part of these consolidated statements.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(in thousands)

							Additional		Total
	Common Stock			Convertible Stock			Paid-in	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity
Balance at January 1, 2010	20	$	−	−	$	−	$200	$(115)	$85
Issuance of stock	2,423		24	5		−	24,131	−	24,155
Conversion of common to convertible stock	(5)		−	45		1	−	−	1
Syndication costs	−		−	−		−	(2,943)	−	(2,943)
Net loss and comprehensive loss	−		−	−		−	−	(2,075)	(2,075)
Balance at December 31, 2010	2,438		24	50		1	21,388	(2,190)	19,223
Issuance of common stock	5,805		58	−		−	57,689	−	57,747
Syndication costs	−		−	−		−	(6,924)	−	(6,924)
Distributions of common stock	211		2	−		−	2,105	(2,107)	−
Net loss and comprehensive loss	−		−	−		−	−	(7,129)	(7,129)
Balance at December 31, 2011	8,454		$84	50		$1	$74,258	$(11,426)	$62,917

The accompanying notes are an integral part of this consolidated statement.

F-3

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,129)		$(2,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on payoff of loan held for investment	(250)		−
Depreciation and amortization	1,571		198
Accretion of discount and direct loan fees and costs	(48)		−
Changes in operating assets and liabilities:
Prepaid expenses	(147)		(187)
Tenant receivables	(38)		(14)
Deposits	(44)		(20)
Due to related parties, net of offering costs	(276)		(167)
Accounts payable and accrued expenses	548		854
Tenant prepayments	(3)		−
Security deposits	317		5
Net cash used in operating activities	(5,499)		(1,406)
Cash flows from investing activities:
Proceeds received on payoff of loan held for investment	815		−
Property acquisition	−		(225)
Loan acquisitions	(30,538)		(14,050)
Capital expenditures	(4,064)		(638)
Principal payments received on loans	24		−
Cash received on foreclosure of loan held for investment	462		−
Net cash used in investing activities	(33,301)		(14,913)
Cash flows from financing activities:
Proceeds from issuance of common stock	55,589		24,078
Payment of deferred financing costs	(229)		−
Syndication costs	(6,924)		(2,943)
Net cash provided by financing activities	48,436		21,135
Net increase in cash	9,636		4,816
Cash at beginning of period	5,566		750
Cash at end of year	$15,202		$5,566

Supplemental disclosure of non-cash items:
Investor contributions held in escrow which converted to common stock	$627		$549
Property and intangibles received on foreclosure of two loans held for investment	$17,788		$7,800
Stock distributions	$2,107	$	−

Cash paid for interest – related party	$3	$	−

The accompanying notes are an integral part of these consolidated statements.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced the offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of December 31, 2011, the Company has raised aggregate gross offering proceeds of $71.4 million, which resulted in the issuance of 7,170,442 shares of common stock in its public offering, including the 35,000 shares purchased by the Advisor.

The Company’s objective is to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments.  The Company has acquired and intends to continue to acquire real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable years ended December 31, 2011 and 2010.  The Company also operates its business in a manner that should permit it to maintain its exemption from registration under the Investment Company Act of 1940.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Iroquois”)	Iroquois	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	Wilmington, Delaware
RRE Campus Club Holdings, LLC	Campus Club	64	Tampa, Florida

All intercompany accounts and transactions have been eliminated in consolidation.

Adoption of New Accounting Standards

Comprehensive Income (Loss).  In June 2011, FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  The Company has provided the disclosures as required by this amendment beginning with the year ending December 31, 2011.

Troubled Debt Restructurings. This guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulty.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring .  This guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption of the provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

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

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Rental Properties

The Company records acquired rental properties at cost.  The Company considers the period of future benefit of an asset to determine its appropriate useful life.  The Company anticipates the estimated useful lives of its assets by class are as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life

Impairment of Long Lived Assets

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of December 31, 2011 and 2010.

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

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

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

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition and Allowance for Bad Debts

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

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable.  In some cases, the ultimate resolution of these claims can exceed one year.  These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.  As of December 31, 2011 and 2010, there was $3,566 and $1,105, respectively, in the allowance for uncollectable receivables.

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

The future minimum rental payments to be received from noncancelable operating leases are $3.5 million and $2,000 for the years ending 2012 and 2013, respectively, and none thereafter.

Deferred Offering Costs

Through December 31, 2011, the Advisor has advanced approximately $3.6 million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of December 31, 2011 and 2010, approximately $1.4 million and $300,000, respectively, has been reimbursed to the Advisor.  Upon completion of the public offering, any excess deferred offering costs will be charged back to the Advisor.

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

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

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

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.  The Company may be subject to U.S. federal income tax and state/local income tax examinations for the years ended December 31, 2011 and 2010.

Earnings Per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 8 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of four 1.5% stock distributions, declared on March 15, 2011 (to shareholders of record as of February 28, 2011), on June 15, 2011 (to shareholders of record as of May 31, 2011), on September 15, 2011 (to shareholders of record as of August 31, 2011), and on January 13, 2012 (to shareholders of record as of November 1, 2011).

Reclassification

Due from related parties of $48,000 was offset against due to related parties on the balance sheets for the year ended December 31, 2010 to conform with the 2011 presentation.

NOTE 3 – RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$2,727	$968
Building and improvements	25,453	7,297
Furniture, fixtures and equipment	1,312	136
Construction in progress	12	−
	29,504	8,401
Less: accumulated depreciation	(955)	(65)
	$28,549	$8,336

Depreciation expense for the years ended December 31, 2011 and 2010 totaled approximately $890,000 and $65,000, respectively.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on a multifamily rental apartment community.  The contract purchase price for the Notes was $3.1 million, excluding closing costs and was funded from the proceeds of the public offering.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full (see Note 6).  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note; however, as of December 31, 2011, the Company had not yet taken title to the property since the borrower’s redemption period had not yet terminated.  Possession was obtained in February 2012 (see Note 12).  The accretable amount associated with the performing notes is $323,000 as of December 31, 2011.

On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Cannery Note”), which is secured by a first priority mortgage on a multifamily rental apartment community in Dayton, Ohio.  The contract purchase price for the Cannery Note was $7.1 million, excluding closing costs, and was funded from the proceeds of the public offering.

On October 21, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Campus Club Note”), which is secured by a first priority mortgage on a multifamily rental apartment community in Tampa, Florida.  The contract purchase price for the Campus Club Note was $8.3 million, excluding closing costs, and was funded from the proceeds of the public offering.  The Company foreclosed on the Campus Club Note on February 9, 2012 and received title to the property on February 20, 2012.

The following table provides the aging of the Company’s loans held for investment (in thousands):

	Past Due
	30-89 days		90 - 180 days		Greater than 181 days	Total	Current		Total
December 31, 2011:
Unpaid loan balance		$10,500	$	−	$16,464	$26,964		$1,282	$28,246
Purchase discount, net		(2,200)		−	(7,723)	(9,923)		(344)	(10,267)
Capitalized loan costs, net		−		−	−	−		18	18
Total loans held for investment, net		$8,300	$	−	$8,741	$17,041		$956	$17,997

December 31, 2010:
Unpaid loan balance	$	−	$	−	$6,250	$6,250	$	−	$6,250

The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

Loans
December 31, 2011:
Performing	$956
Nonperforming	17,041
Total	$17,997

December 31, 2010:
Nonperforming	$6,250
Total	$6,250

The Company has individually evaluated each loan and determined that there were no impairments as of December 31, 2011 and 2010.  Accordingly, there were no allowances for credit losses or charge-offs as of December 31, 2011 and 2010.  One of the Company’s two performing promissory notes matured in December 31, 2011 and the balance of $238,000 was not paid in full and is currently in default.  The borrower and the Company entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower has continued to pay the debt service payments as defined in the forbearance agreement.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

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

Arcadia – Houston, Texas

On September 3, 2010, the Company purchased at a discount, a non-performing promissory note (the “Westhollow Note”) for a discounted purchase price of $7.8 million plus closing costs.  This note was secured by a first lien mortgage on a 404-unit multifamily residential community known as Arcadia at Westheimer, or Arcadia, (formerly “Westhollow Apartments”), located in Houston, Texas.  The Company paid an acquisition fee of $229,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the note, the Company contacted the borrower but was unsuccessful in its attempts to either restructure the Westhollow Note or negotiate a discounted payoff.  Subsequently, on October 5, 2010, the Company was the successful bidder at the trustee’s sale of the property and, as such, took title to Arcadia in satisfaction of the Westhollow Note.  The Company’s bid equaled the carrying value of the Westhollow Note, which the Company believed to be a reasonable approximation of the fair value of Arcadia.  The cost of this real estate investment was subsequently allocated to net tangible and intangible assets based on their relative fair values.

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

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 5 – ACQUISITIONS AND FORECLOSURES – (Continued)

Iroquois Apartments – Philadelphia, Pennsylvania

On June 17, 2011, the Company purchased, at a discount, a non-performing promissory note, (the “Iroquois Note”), which was secured by a first priority mortgage on a multifamily rental apartment community known as the Iroquois Apartments, located in Philadelphia, Pennsylvania.  The contract purchase price for the Iroquois Note was $12.0 million, excluding closing costs, and was funded in part from the proceeds of the public offering and from a $1.35 million bridge loan provided by the Advisor which was repaid in full on June 28, 2011.  The Company paid an acquisition fee of $324,000, or 2% of the purchase price and closing costs, to its Advisor.  Upon acquiring the Iroquois Note, the Company attempted to negotiate the restructuring or discounting of the note with the borrower.  After these efforts proved unsuccessful, the Company commenced foreclosure proceedings.  The Company obtained title to the property on August 2, 2011 and took possession in October 2011.

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

NOTE 6 – DISPOSITIONS

On March 15, 2011, the Company acquired a non-performing promissory note secured by a mortgage encumbering a 32-unit apartment community located in Oberlin, Ohio (the “Oberlin Note”).  The purchase price for the Oberlin Note was $565,000.  The Oberlin Note matured on March 5, 2011 and was in default at the time of the Company’s acquisition.  The outstanding balance on the Oberlin Note at the time of the Company’s acquisition was $920,000.

On August 2, 2011, the Company entered into a forbearance agreement with the borrower on the note to allow the borrower more time to refinance the property.  In September 2011, the borrower paid $815,000 to the Company in full settlement of the Oberlin Note.  The net gain recognized by the Company after fees and costs totaled $250,000.

NOTE 7 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of acquired in-place leases totaling $1,083,000 and $262,000 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $807,000 and $133,000.  The unamortized intangible assets represent antennae leases and rental leases.  The weighted average remaining life of the antennae leases is 167 months as of December 31, 2011.  The weighted-average remaining life of the rental leases is one month and three months as of December 31, 2011 and 2010, respectively.  Expected amortization expense for the antennae leases is $16,000 annually through 2025.  Expected amortization expense for the rental leases is $48,000 for the three months ended March 31, 2012 and none thereafter.

For the years ended December 31, 2011 and 2010, amortization expense totaled $674,000 and $133,000, respectively.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 8 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue up to 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2011 and 2010, there were no shares of preferred stock issued and outstanding.

Common Stock

Through December 31, 2011, the Company had issued an aggregate of 1,283,727 shares of its $0.01 par value common stock in connection with its initial private offering, and 7,165,942 shares of its common stock (including stock dividends) in connection with its currently ongoing public offering. On June 15, 2010, the Advisor converted 4,500 common shares into 45,000 shares of the Company’s convertible stock, therefore, 8,454,169 shares of common stock remain outstanding as of December 31, 2011.

Convertible stock

As of December 31, 2011 and 2010, the Company had 50,000 shares of $0.01 par value convertible stock outstanding.  The Advisor owns 49,063 shares, and outside investors own 937 shares.  In 2011 and 2010, the Advisor granted 204 and 17,346 shares of its initial investment of 49,063 shares in convertible stock to employees of RAI which shares are vesting ratably over three years. As of December 31, 2011, 5,613 of these shares have vested.  The convertible stock will be of no value unless the Company’s common stockholders realize or have an opportunity to realize a stated minimum return as a result of the Company’s cumulative distributions or the trading price of its shares on a national securities exchange.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

Distribution Reinvestment Plan

The Company is also offering up to 7.5 million common shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of December 31, 2011, no shares have been purchased under this plan.

Distributions

The Company has declared four distributions of .015 shares each of its common stock, or 1.5% of the outstanding shares of common stock, to its stockholders of record at the close of business on February 28, May 31, August 31, and November 1, 2011.  The stock was issued to stockholders on March 15, June 15, September 15, 2011 and January 13, 2012, respectively.  In connection with these stock distributions, the Company increased the accumulated deficit by $2.1 million.

NOTE 9 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operation, the Company has ongoing relationships with several related parties.  Payables to such related parties are summarized in the following table (in thousands):

	December 31,
	2011	2010
Due to (from) related parties:
Advisor and its affiliates	$3,776	$3,659
Resource Securities	152	(14)
	$3,928	$3,645

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with the Advisor

In September 2009, the Company entered into an Advisory Agreement with its Advisor (the “Advisory Agreement”) under which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011. The Advisory Agreement has a one-year term and will renew for an unlimited number of successive one-year terms upon the approval of the conflicts committee.  Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as follows:

The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the years ended December 31, 2011 and 2010, the Advisor earned approximately $538,000 and $360,000, respectively, in acquisition fees, which were all paid to the Advisor as of December 31, 2011 and 2010, respectively.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the years ended December 31, 2011 and 2010, the Advisor earned approximately $343,000 and $29,000, respectively, in asset management fees.  As of December 31, 2011 and 2010, a total of $7,000 and $0 of asset management fees due to the Advisor was unpaid.

The Company pays the Advisor a disposition fee in connection with of the sale of a property equal to the lesser of one half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  No disposition fees have been paid for the years ending December 31, 2011 and 2010, as the Company did not dispose of any of its real estate properties.

The Company pays the Advisor a debt financing fee upon the Company’s obtaining any debt financing for which the Advisor provided substantial services equal to 0.5% of the amount available under the obtained financing.  The Company entered into a secure revolving credit facility in December 2011; however, the collateral pool was not added until January 2012.  Therefore, no debt financing fees were paid for the years ended December 31, 2011 and 2010.

The Company paid to the Advisor a non accountable expenses reimbursement in an amount equal to 2.5% of the gross proceeds raised in the Company’s initial private offering and all of the expenses paid or incurred by the Advisor on behalf of the Company in connection with the services provided to the Company prior to the effective date of the public offering.  These reimbursements paid to the Advisor totaled $0 and $315,000 for the years ended December 31, 2011 and 2010, respectively.  As of both December 31, 2011 and 2010, none of these reimbursements were unpaid.

The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement. For the years ended December 31, 2011 and 2010, such organization and offering costs paid by the Advisor totaled approximately $600,000 and $1.1 million, respectively.  As of December 31, 2011 and 2010, a total of $1.9 million and $2.7 million, respectively, of these advances from the Advisor for organization and offering costs were unpaid and due to the Advisor.  As of December 31, 2011 and 2010, amounts paid for organization and offering costs directly from the Company totaled $1.4 million and $400,000, respectively.

This expense reimbursement also includes expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the years ended December 31, 2011 and 2010, the Advisor has advanced funds to the Company for these operating expenses of $800,000 and $700,000, respectively.  As of December 31, 2011 and 2010, a total of $1.75 million and $900,000, respectively, of these advances from the Advisor for operating costs were unpaid and due to the Advisor.

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with the Advisor – (Continued)

On June 15, 2010, the Advisor converted 4,500 shares of the Company’s common stock into 45,000 shares of convertible stock and purchased 4,068 additional shares of convertible stock for $1 per share.  In March 2011, five convertible shares were purchased by an eligible investor thereby reducing the Advisor’s balance by these shares.  The Advisor has granted 17,550 shares of the convertible stock to employees of RAI, of which 505 shares were forfeited during 2011.  These shares will vest ratably over the next three years.  As of December 31, 2011, 5,613 of these shares have vested.

On June 17, 2011, the Company entered into a $1.4 million bridge loan with the Advisor, at an interest rate of 6.5% with a maturity of six months, in order to fund the purchase of the Iroquois Note.  The loan plus interest of $3,000 were repaid in full on June 28, 2011.  The Company also paid the Advisor a 1% origination fee of $14,000 for arranging this financing.

The Company pays the Advisor a debt servicing fee of 2.75% on payments received. For the years ended December 31, 2011 and 2010, the Advisor earned approximately $27,000 and $0, respectively in debt servicing fees.  As of both December 31, 2011 and 2010, no debt servicing fees were owed to the Advisor.

Relationship with Resource Real Estate Opportunity Manager

The Company entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the years ended December 31, 2011 and 2010, the Manager earned $300,000 and $48,000, respectively, in property management fees.  As of December 31, 2011 and 2010, a total of $46,000 and $16,000, respectively, of those fees was unpaid and due to the Manager.

During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of December 31, 2011 and 2010 totaled $73,000 and $17,000, respectively.  These reimbursable amounts are non-interest bearing and due on demand.

Relationship with Resource Securities

The Company executed a dealer manager agreement with Resource Securities, Inc. (“Resource Securities,” formerly Chadwick Securities, Inc.), an affiliate of the Advisor, pursuant to which Resource Securities has been engaged to serve as the Company’s dealer manager.  Resource Securities is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer manager agreement, the Company pays Resource Securities a selling commission of up to 7% of gross public offering proceeds and a dealer manager fee of up to 3% of gross offering proceeds.

Resource Securities reallows all selling commissions earned and up to 1.0% of the dealer manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.  Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses.

For the years ended December 31, 2011 and 2010, Resource Securities earned selling commissions and dealer manager fees of approximately $5.5 million and $1.1 million, respectively.  There were no due diligence expense reimbursements for either of the years ended December 31, 2011 and 2010.  As of December 31, 2011, a total of $152,000 of these fees were unpaid and due to Resource Securities.  As of December 31, 2010, $34,000 in fees were unpaid, but were exceeded by a receivable from Resource Securities of $48,000, for a net balance due from Resource Securities of $14,000.

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Other Related Parties

The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the years ended December 31, 2011 and 2010, the Company paid legal fees to Ledgewood totaling $31,000 and $7,600, respectively.

The Company utilizes the services of Graphic Images, LLC (“Graphic Images”), a printing company, whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $335,000 and $152,000 for printing services during the years ended December 31, 2011 and 2010, respectively.

NOTE 10 – FAIR VALUE MEASURES AND DISCLOSURES

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

Loans held for investment, net, are measured at fair value on a non-recurring basis.  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Given the date of the acquisition of the Cannery Note and the Campus Club Note, the carrying values or purchase prices of the notes of $7.1 million and $8.3 million, respectively, approximates the discounted cash flows.

The following table presents information about the Company’s loans held for investment, net, measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3	Total
December 31, 2011:
Assets:
Loans held for investment, net	$	−	$	−	$17,997	$17,997
December 31, 2010:
Assets:
Loans held for investment, net	$	−	$	−	$6,250	$6,250

(Continued)

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 10– FAIR VALUE MEASURES AND DISCLOSURES- (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs (in thousands):

	Level 3
Beginning balance, January 1, 2010	$	−
Purchases		14,247
Level 3 loans converted to property at foreclosure		(7,997)
Beginning balance, January 1, 2011		6,250
Purchases		30,538
Level 3 loans converted to property at foreclosure		(18,250)
Level 3 loans paid off		(565)
Principal payments		(24)
Interest accretion		48
Ending balance, December 31, 2011		$17,997

NOTE 11 – LINE OF CREDIT

On December 2, 2011, Resource Real Estate Opportunity OP, LP (“Resource OP”), the Company’s operating partnership entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as lender.  Under the Credit Facility, the Company may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility will be secured by those multifamily properties directly owned by the Company’s subsidiaries which it has elected to add to the borrowing base. The proceeds of the Credit Facility may be used by the Company for working capital, property improvements and other general corporate purposes.

The entire unpaid principal balance of all borrowings under the Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on December 2, 2014, which date may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. The Company may borrow under the Credit Facility at a rate equal to LIBOR plus 3.0%. In addition, it has incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount, which fee was paid to Bank of America. The Company will be required to make monthly interest-only payments once it draws upon the Credit Facility.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty.

Resource OP’s obligations with respect to the Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011 (the “Guaranty”). The Credit Facility and the Guaranty contain, among others, the following restrictive covenants:

●	The Company must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20 million.

●	The Company must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5 million or (ii) 20% of the outstanding principal amount of the Credit Facility.

●	The Company may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.

The Company is currently in compliance with all such covenants. Although it expects to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon its future operating performance, capital raising success, property and financing transactions and general economic conditions, it cannot assure you that it will continue to be in compliance. As of December 31, 2011, the Company has not drawn any funds from the Credit Facility.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2011

NOTE 12 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt. Accumulated amortization as of December 31, 2011 and December 31, 2010 was approximately $6,000 and $0, respectively. Estimated amortization expense of the existing deferred financing costs for the years ending December 31 are as follows (in thousands):

2012	$76
2013	76
2014	70
$222

NOTE 13 – OPERATING EXPENSE LIMITATION WAIVER

Under its charter, the Company is required to limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, as these terms are defined in its charter, unless the conflicts committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2011 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations

NOTE 14 – SUBSEQUENT EVENTS

From January 1, 2012 to March 26, 2012, the Company raised approximately $19.2 million in offering proceeds through the issuance of approximately 1.9 million shares of common stock under its initial public offering.  As of March 26, 2012, approximately 66.0 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.

On January 3, 2012, a fire substantially damaged three units at Town Park.  Town Park was insured for the damage, estimated at approximately $350,000.  Expected insurance proceeds to be awarded have not yet been determined.

On January 31, 2012, the Company added Arcadia and Town Park to the collateral pool of the Credit Facility and drew $650,000 against the Facility Amount.  On February 29, 2012, the Company repaid $250,000 of this amount.

On February 9, 2012, the Company was the successful bidder at the foreclosure sale of the property collateralized by the Campus Club Note.  Prior to this sale, the Company was unsuccessful in any attempt to restructure the loan or negotiate a discounted payoff of the Note.  Title to Campus Club was transferred to the Company in on February 20, 2012.

On February 10, 2012, the Company’s Board of Directors declared a stock distribution of 0.015 shares of common stock, or 1.5% of each outstanding share of common stock, to the stockholders of record at the close of business on March 31, 2012. Such stock distributions are to be paid on April 13, 2012.

On February 18, 2012, the redemption period relating to the second non-performing note terminated.  The Company took possession of the property on February 20, 2012.

On March 21, 2012, the Company acquired the Deerfield non-performing note for $10.3 million. The note is collateralized by a property, located in Hermantown, Minnesota, and is a 166-unit multifamily residential rental property.

On March 27, 2012, the Company acquired The Bristol apartments for $11.4 million.  The property, located in Houston, Texas, and is an 856-unit multifamily residential rental property.

The Company has evaluated subsequent events and determined that no events other than the above have occurred which would require an adjustment to the consolidated financial statements.

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2011
(dollars in thousands)

Column A	Column B		Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances		Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$	−	$221	$15	$236	$(11)	1961	08/26/2010	3 - 27.5 years
Omaha, NE

Residential		−	7,542	3,248	10,790	(547)	1978	10/05/2010	3 - 27.5 years
Houston, TX

Residential		−	5,963	1,238	7,201	(244)	1980	03/02/2011	3 - 27.5 years
Birmingham, AL

Residential		−	11,076	201	11,277	(153)	1961	08/02/2011	3 - 27.5 years
Philadelphia, PA

	$	−	$24,802	$4,702	$29,504	$(955)

	Year Ended December 31,
	2011	2010
Balance, beginning of the period	$8,401	$	−
Additions during period:
Acquisitions	17,039		7,763
Improvements, etc.	4,064		638
Balance, at close of period	$29,504		$8,401

(Back to Financial Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2011
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Residential Inkster, MI	Fixed interest rate of 6.25%	11/30/2010	n/a	n/a	$2,574	$1,641

Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	n/a	n/a	1,058	721

Residential Kalamazoo, MI	Variable interest rate between 7.0 and 7.39%	12/30/2013	n/a	n/a	242	235

Residential Dayton, OH	Fixed interest rate of 5.125%	01/01/2045	n/a	n/a	13,890	7,100

Residential Tampa, FL	Fixed interest rate of 6.18%	07/01/2016	n/a	n/a	10,500	8,300
					$28,264	$17,997

Year Ended December 31,
2011
Balance, beginning of the period	$6,250
Additions:
New loans	17,997
Reductions:
Foreclosures	(6,250)
Balance, end of the period	$17,997