Form 10-Q
period 2012-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2012-05-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, PA 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to+ such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 7, 2012, there were 12,055,653 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Investments:
Rental properties, net	$48,399	$28,549
Loans held for investment, net	18,169	17,997
Identified intangible assets, net	1,482	276
	68,050	46,822

Cash	12,956	15,202
Prepaid expenses	473	407
Stock subscription receivable	1,652	1,686
Tenant receivables, net	102	60
Insurance proceeds receivable	125	−
Deposits	112	64
Deferred financing costs, net	353	222
Deferred offering costs, net	4,312	4,243
Total assets	$88,135	$68,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Due to related parties, net	$3,917	$3,928
Revolving credit facility	400	−
Accounts payable and accrued expenses	1,567	1,445
Tenant prepayments	114	94
Security deposits	407	322
Total liabilities	6,405	5,789

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized, 10,911,241 and 8,454,169 shares issued and outstanding, respectively)	109	84
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, 50,000 shares issued and outstanding, respectively)	1	1
Additional paid-in capital	95,867	74,258
Accumulated deficit	(14,247)	(11,426)
Total stockholders’ equity	81,730	62,917
Total liabilities and stockholders’ equity	$88,135	$68,706

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$2,126	$342
Gains on foreclosure	594	−
Interest income	50	23
Total revenues	2,770	365

Expenses:
Rental operating	1,559	612
Acquisition costs	1,080	254
Management fees - related parties	300	102
General and administrative	903	629
Depreciation and amortization expense	601	241
Total expenses	4,443	1,838
Loss before other income (expense)	(1,673)	(1,473)

Other income (expense)
Interest expense	(31)	−
Insurance proceeds in excess of cost basis	151	−
Net loss	$(1,553)	$(1,473)

Comprehensive loss	$(1,553)	$(1,473)

Weighted average shares outstanding	9,641	2,954

Basic and diluted loss per share	$(0.16)	$(0.50)

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands)
(unaudited)

					Additional		Total
	Common Stock		Convertible Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2012	8,454	$84	50	$1	$74,258	$(11,426)	$62,917
Issuance of common stock	2,330	23	−	−	23,161	−	23,184
Syndication costs	−	−	−	−	(2,818)	−	(2,818)
Distributions of common stock	127	2	−	−	1,266	(1,268)	−
Net loss and comprehensive loss	−	−	−	−	−	(1,553)	(1,553)
Balance at March 31, 2012	10,911	$109	50	$1	$95,867	$(14,247)	$81,730

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,553)		$(1,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreclosure	(248)		−
Depreciation and amortization	601		241
Amortization of deferred financing costs	28		−
Insurance proceeds in excess of basis	(151)		−
Accretion of discount and direct loan fees and costs	(9)		(13)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses	40		69
Tenant receivables, net	(34)		(10)
Insurance proceeds receivable	125		−
Deposits	(48)		(50)
Due from related parties	−		32
Due to related parties, net	(80)		91
Accounts payable and accrued expenses	25		250
Tenant prepayments	(35)		11
Security deposits	41		74
Net cash used in operating activities	(1,298)		(778)

Cash flows from investing activities:
Property acquisitions	(11,376)		−
Loan acquisitions	(10,300)		(3,139)
Capital expenditures	(604)		(1,558)
Principal payments received on loans	196		−
Cash received on foreclosure of loan held for investment	518		−
Net cash used in investing activities	(21,566)		(4,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,195		11,440
Payment of deferred financing costs	(159)		−
Borrowings under revolving credit facility	650		−
Paydown of revolving credit facility	(250)		−
Syndication costs	(2,818)		(1,356)
Net cash provided by financing activities	20,618		10,084
Net (decrease) increase in cash	(2,246)		4,609
Cash at beginning of period	15,202		5,566
Cash at end of period	$12,956		$10,175

Supplemental disclosure of non-cash items:
Property and intangibles received on foreclosure of loans held for investment	$9,682		$6,250
Stock distributions issued	$1,268		$479
Cash paid for interest	$3	$	−

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors; and net proceeds of $11.3 million after payment of $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; the Advisor purchased 4,063 shares.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock in 2011 for $315,000 and 39,500 shares during the three months ended March 31, 2012 for $355,500.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors or up to $2.5 million.

On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of March 31, 2012, the Company has raised aggregate gross offering proceeds of $95.8 million, which resulted in the issuance of 9,632,015 shares of common stock in its public offering, including the 74,500 shares purchased by the Advisor.

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

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for its taxable year ended December 31, 2011.  The Company also operates its business in a manner that should permit it to maintain its exemption from registration under the Investment Company Act of 1940.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Iroquois”)	Iroquois	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	Wilmington, Delaware
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	256	Tampa, Florida
RRE Heatherwood Holdings, LLC (“Heatherwood”)	Heatherwood	184	Inkster, Michigan
RRE Bristol Holdings, LLC (“Bristol”)	Bristol	856	Houston, Texas
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Daytona, Ohio

All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Standards

Newly-Adopted Accounting Principles

The adoption of the following standards, issued by the Financial Accounting Standards Boards, (“FASB”), did not have a material impact on the Company consolidated financial position, results of operations or cash flows:

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

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Company beginning January 1, 2012 and the Company’s adoption did not have an impact on the Company’s financial condition, results of operations or cash flows.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of March 31, 2012 or December 31, 2011.

Loans Held for Investment, Net

The Company records acquired performing loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  A loan held for investment is considered impaired when it becomes probable, based on current information, that the Company is unable to collect all amounts due according to the loan’s contractual terms.  The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or, as a practical expedient, the fair value of the collateral.  If a loan is deemed to be impaired, the Company records a reserve for loan losses through a charge to income for any shortfall.

Interest income from performing loans held for investment is recognized based on the contractual terms of the loan agreement.  Fees related to any buy down of the interest rate are deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income.  The initial investment made in a purchased performing loan includes the amount paid to the seller plus fees.  The initial investment frequently differs from the related loan’s principal amount at the date of the purchase.  The difference is recognized as an adjustment of the yield over the life of the loan.  Closing costs related to the purchase of a performing loan held for investment are amortized over the term of the loan and accreted as an adjustment to interest income.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
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

Allocation of Purchase Price of Acquired and Foreclosed Assets

The cost of rental properties and foreclosed properties is allocated to net tangible and intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.

In allocating purchase price, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

The total amount of other intangible assets acquired is further allocated to customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant.  Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing relationships with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

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
March 31, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Purchase Price of Acquired and Foreclosed Assets – (Continued)

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

The future minimum rental payments to be received from noncancelable operating leases are $3.9 million and $11,600 for the twelve months ended March 31, 2013 and 2014, respectively, and none thereafter.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as whole.  The Company writes off receivables when they become uncollectible.  At March 31, 2012 and December 31, 2011, there was an allowance for uncollectible receivables of $27,350 and $3,566, respectively.

Deferred Offering Costs

Through March 31, 2012, the Advisor has advanced approximately $3.8  million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of due to related parties on the consolidated balance sheet.  As of March 31, 2012 and December 31, 2011, approximately $2.3 million and $1.4 million, respectively, have been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
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

The Company evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company.  The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in its consolidated financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.

Earnings Per Share

Basic earnings per share are calculated on the basis of weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 7 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of five 1.5% stock distributions, paid on March 15, 2011 (to shareholders of record as of February 28, 2011), on June 15, 2011 (to shareholders of record as of May 31, 2011), on September 15, 2011 (to shareholders of record as of August 31, 2011), on January 13, 2012 (to shareholders of record as of December 30, 2011), and on April 13, 2012 (to shareholders of record as of March 31, 2012).

Reclassification

Amounts due from related parties of $10,000 was offset against amounts due to related parties on the balance sheet for the three months ended March 31, 2011 to conform to the presentation of the three months ended March 31, 2012.  Contributions receivable, net of collection of ($91,000) and subscription deposits of $364,000 were offset against proceeds from issuance of common stock on the statement of cash flows for the three months ended March 31, 2011 to conform to the presentation of the three months ended March 31, 2012.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 3 – RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$6,008	$2,727
Building and improvements	42,233	25,453
Furniture, fixtures and equipment	1,418	1,312
Construction in progress	88	12
	49,747	29,504
Less: accumulated depreciation	(1,348)	(955)
	$48,399	$28,549

Depreciation expense for the three months ended March 31, 2012 and for the year ended December 31, 2011 was approximately $400,000 and $103,000, respectively.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective associated multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note.  Possession was obtained in February 2012 (see Note 5).  The accretable amount associated with the performing notes is $323,000 as of March 31, 2012.

On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the “Deerfield Note”), which is secured by a first priority mortgage on a multifamily rental community in Duluth, Minnesota.  The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs.

On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Cannery Note”), which is secured by a first priority mortgage on a multifamily rental apartment community located in Dayton, Ohio.  The contract purchase price for the Cannery Note was $7.1 million, excluding closing costs, and was funded from the proceeds of the public offering.  On December 21, 2011, the Company entered into a settlement agreement with the borrower; whereby, the borrower agreed to a consensual foreclosure of the Cannery Note and to pay all net cash flow from the property to the Company each month until the foreclosure is completed.  In exchange, the Company is allowing the borrower to retain $150,000 in the property’s operating account upon transfer of title to the Company.  Payments of excess cash for the three months ended March 31, 2012 totaled $191,000 and were recorded as a reduction of principal on the loan.

The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	March 31,		December 31,
	2012 (2)		2011
	Amount	Percent	Amount	Percent
Current (1)	$960	5%	$956	5%

Delinquent:
30−89 days	−	−	8,300	46%
90−180 days	−	−	−	−
Greater than 180 days	17,209	95%	8,741	49%
	$18,169	100%	$17,997	100%

(1)	The notes were purchased net of a discount of $9,450 and $344,000 at March 31, 2012 and December 31, 2011, respectively.
(2)	The balance sheet at March 31, 2012 also reflects $18,000 of unamortized loan costs.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET – (Continued)

The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

Loans
March 31, 2012:
Performing	$960
Nonperforming	17,209
Total	$18,169

December 31, 2011:
Performing	$956
Nonperforming	17,041
Total	$17,997

The Company has individually evaluated each loan for impairment and determined that there was no impairment as of March 31, 2012.  Accordingly, there was no allowance for credit losses or charge-offs as of March 31, 2012.  One of the Company’s two performing promissory notes matured on December 31, 2011 and the balance of $238,000 was not paid in full and is currently in default.  The Company and the borrower under this note entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower has continued to pay the debt service payments as defined in the forbearance agreement.

NOTE 5 – ACQUISITIONS AND FORECLOSURES

Town Park Apartments – Birmingham, Alabama

On December 21, 2010, the Company purchased, at a discount, two non-performing promissory notes (the “Crestwood Notes”) both secured by a first lien mortgage on a multifamily community located in Birmingham, Alabama known as Town Park Apartments (formerly Crestwood Crossings Apartments).  The contract purchase price for the Crestwood Notes was $6.3 million plus closing costs.  The Company paid an acquisition fee of $125,000, or 2% of the purchase price and closing costs, to its Advisor.  The Company foreclosed and took title to the property on March 2, 2011.

The following table presents the estimated fair value (in thousands) of Town Park Apartments, which was acquired in exchange for the Crestwood Notes:

Rental property:
Land	$596
Buildings	5,367
5,963
Acquired intangibles − in-place leases	287
Fair value assigned	$6,250

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES− (Continued)

Iroquois Apartments – Philadelphia, Pennsylvania

On June 17, 2011, the Company purchased, at a discount, a non-performing promissory note, (the “Iroquois Note”), which was secured by a first priority mortgage on a multifamily rental apartment community known as the Iroquois Apartments, located in Philadelphia, Pennsylvania.  The contract purchase price for the Iroquois Note was $12.0 million, excluding closing costs and was partially funded by a $1.35 million bridge loan provided by the Advisor, which was repaid in full on June 28, 2011.  The Company paid an acquisition fee of $324,000, or 2% of the purchase price and closing costs, to its Advisor.  The Company foreclosed and obtained title to the property on August 2, 2011 and took possession in October 2011.

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

Campus Club Apartments – Tampa, Florida

On October 21, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Campus Club Note”), which was secured by a first priority mortgage on a student housing community located in Tampa, Florida, known as the Campus Club Apartments.  The contract purchase price for the Campus Club Note was $8.3 million, plus closing costs.  The Company paid an acquisition fee of $176,000, or 2% of the purchase price and closings costs, to its Advisor.  The Company foreclosed on the Campus Club Note on February 9, 2012 and received title to the property on February 20, 2012.

The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company will have 12 months from the date of foreclosure to finalize the valuation.  The following table presents the estimated fair value (in thousands) of the Campus Club Apartments and related acquired net assets and liabilities, which were acquired in exchange for the Campus Club Note:

Rental property:
Land	$384
Buildings	6,725
7,109
Acquired intangibles − in-place leases	738
Cash	518
Accounts receivable	9
Prepaid rents	(41)
Security deposit liability	(33)
Fair value assigned	$8,300

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES− (Continued)

Heatherwood Apartments – Inkster, Michigan

On March 15, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Heatherwood Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Inkster, Michigan.  The contract purchase price for the Heatherwood Note was $1.6 million, plus closing costs.  The Company paid an acquisition fee of $34,000, or 2% of the purchase price and closing costs, to its Advisor.  On August 18, 2011, the Company was the successful bidder (for $1.9 million) at the foreclosure sale of the property.  The Company’s bid equaled an amount that the Company believed to be a reasonable approximation of the fair value of the Heatherwood Note based on an independent appraisal.  The Company received title and took possession of the property on February 18, 2012, upon the termination of the Borrower’s redemption period.

The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company will have 12 months from the date of possession to finalize the valuation.  The following table presents the estimated fair value (in thousands) of the Heatherwood Apartments and related acquired net assets, which were acquired in exchange for the Heatherwood Note:

Rental property:
Land	$310
Buildings	1,412
1,722
Acquired intangibles − in-place leases	178
Fair value assigned	$1,900

Bristol Apartments – Houston, Texas

On March 27, 2012, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as the Bristol Apartments, for $11.4 million, plus closing costs.  The Company paid an acquisition fee of $234,000, or 2% of the purchase price and closing costs, to its Advisor.

The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company will have 12 months from the date of acquisition to finalize the valuation.  The following table presents the estimated fair value of assets acquired (in thousands):

Rental property:
Land	$2,587
Buildings	8,321
10,908
Acquired intangibles − in-place leases	492
Prepaid real estate insurance	106
Organization cost	3
Real estate taxes payable	(120)
Prepaid rents	(13)
Fair value assigned	$11,376

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of acquired in-place leases totaling $2.5 million and $1.1 million as of March 31, 2012 and December 31, 2011, respectively, net of accumulated amortization of $1.0 million and $807,000, respectively.  The weighted-average remaining life of the rental leases is nine months and one month as of March 31, 2012 and December 31, 2011, respectively.  Expected amortization for the antennae leases at the Iroquois Apartments is $16,000 annually through 2025.  Expected amortization for the rental and antennae leases for the years ending March 31, and thereafter, are as follows (in thousands):

2013	$1,309
2014	16
2015	16
2016	16
2017	16
Thereafter	109
$1,482

Amortization expense for the three months ended March 31, 2012 and for the year ended December 31, 2011 was approximately $201,000 and $138,000, respectively.

NOTE 7 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

Common Stock

Through March 31, 2012, the Company had issued an aggregate of 1,283,727 shares of its $0.01 par value common stock in connection with its initial private offering, and 9,632,015 shares of its common stock (including stock dividends) in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor exchanged 4,500 common shares for 45,000 shares of the Company’s convertible stock; therefore, 10,911,241 shares of common stock are outstanding as of March 31, 2012.

Convertible Stock

As of March 31, 2012 and December 31, 2011, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, respectively.  The Advisor owns 49,063 shares and outside investors own 937 shares of the convertible stock.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

Distribution Reinvestment Plan

The Company is also offering up to 7.5 million common shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of March 31, 2012, no shares have been purchased under this plan.

Distributions

The Company has declared five quarterly distributions of 0.015 shares for each share of its common stock or 1.5% of the outstanding shares of common stock, to its stockholders of record.  In connection with these stock distributions, the Company has increased its accumulated deficit by $3.4 million in total through March 31, 2012.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operation, the Company has ongoing relationships with several related parties.  Payables to such related parties are summarized in the following table (in thousands):

	March 31,	December 31,
	2012	2011
Due to related parties:
Advisor and its affiliates	$3,782	$3,776
Resource Securities	135	152
	$3,917	$3,928

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

The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three months ended March 31, 2012 and 2011, the Advisor earned and the Company paid to the Advisor $450,700 and $67,000, respectively, in acquisition fees.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three months ended March 31, 2012 and 2011, the Advisor earned approximately $146,000 and $42,000, respectively, in asset management fees.  As of March 31, 2012 and December 31, 2011, a total of $0 and $7,000 of asset management fees due to the Advisor were unpaid.

The Company pays the Advisor a disposition fee in connection with of the sale of a property equal to the lesser of one half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  No disposition fees have been paid for the three months ended March 31, 2012 and 2011, as the Company did not dispose of any of its real estate properties.

The Company pays the Advisor a debt financing fee upon the Company’s obtaining any debt financing for which the Advisor provided substantial services equal to 0.5% of the amount available under the obtained financing.  For the three months ended March 31, 2012 and 2011, the Advisor earned approximately $46,000 and $0, respectively, in debt financing fees.  As of March 31, 2012 and December 31, 2011, no amounts were unpaid.

The Company pays the Advisor a debt servicing fee of 2.75% on payments received from loans held for investment.  For the three months ended March 31, 2012 and 2011, the Advisor earned approximately $1,200 and $0, respectively in debt servicing fees.  As of March 31, 2012 and December 31, 2011, no amounts were unpaid.

The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three months ended March 31, 2012 and 2011, such organization and offering costs paid by the Advisor totaled $247,000 and $566,506, respectively.  As of March 31, 2012 and December 31, 2011, a total of $1.6 million and $1.9 million, respectively, of these advances from the Advisor for organization and offering costs were unpaid and due to the Advisor.  As of March 31, 2012 and December 31, 2011, amounts paid for organization and offering costs directly from the Company totaled $2.3 million and $1.4 million, respectively.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with the Advisor – (Continued)

This expense reimbursement also includes expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the three months ended March 31, 2012 and 2011, the Advisor has charged the Company for these operating expenses $283,000 and $318,000, respectively.  As of March 31, 2012 and December 31, 2011, a total of $2.0 million and $1.7 million, respectively, of these advances from the Advisor for operating costs were unpaid and due to the Advisor.

Relationship with Resource Real Estate Opportunity Manager

The Company entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the three months ended March 31, 2012 and 2011, the Manager earned $107,000 and $60,000, respectively, in property management fees.  As of March 31, 2012 and December 31, 2011, a total of $46,000 and $46,000, respectively, of those fees were unpaid and due to the Manager.

During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of March 31, 2012 and December 31, 2011 totaled $154,000 and $73,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.

Relationship with Resource Securities

The Company executed a dealer-manager agreement with Resource Securities, Inc. (“Resource Securities,” formerly Chadwick Securities, Inc.), an affiliate of the Advisor, pursuant to which Resource Securities has been engaged to serve as the Company’s dealer-manager.  Resource Securities is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer-manager agreement, the Company pays Resource Securities a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.

Resource Securities reallows all selling commissions earned and up to 1.0% of the dealer-manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.  Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses.

For the three months ended March 31, 2012 and 2011, Resource Securities earned selling commissions and dealer-manager fees of $2.2 million and $1.1 million, respectively.  There were no due diligence expense reimbursements for either of the three months ended March 31, 2012 and 2011.  As of March 31, 2012 and December 31, 2011, a total of $135,000 and $132,000, respectively, of these fees were unpaid and due to Resource Securities.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
March 31, 2012
(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Other Related Parties

The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three months ended March 31, 2012 and 2011, the Company paid legal fees to Ledgewood totaling $13,010 and $7,602, respectively.

The Company utilizes the services of Graphic Images, LLC (“Graphic Images”), a printing company, whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $213,841 and $31,915 for printing services during the three months ended March 31, 2012 and 2011, respectively.

NOTE 9– FAIR VALUE MEASURES AND DISCLOSURES

In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

Rental properties, net, obtained through a foreclosed note are measured at fair value on a non-recurring basis.  The fair value of rental properties, net, is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2012
(unaudited)

NOTE 9– FAIR VALUE MEASURES AND DISCLOSURES – (Continued)

The following table presents information about the Company’s rental properties, net, measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3	Total
March 31, 2012:
Assets:
Heatherwood	$	−	$	−	$1,900	$1,900
Campus Club		−		−	8,300	8,300
Rental properties, net	$	−	$	−	$10,200	$10,200

December 31, 2011:
Assets:
Town Park	$	−	$	−	$6,250	$6,250
Iroquois		−		−	12,000	12,000
Rental properties, net	$	−	$	−	$18,250	$18,250

The carrying and fair values of the Company’s loans held for investment, net, and revolving credit facility were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Notes	$960	$960		$2,597		$2,597
Cannery Note	6,909	6,909		7,100		7,100
Deerfield Note	10,300	10,300		−		−
Campus Club Note	−	−		8,300		8,300
Total loans held for investment, net	$18,169	$18,169		$17,997		$17,997

Revolving credit facility	$400	$400	$	−	$	−

NOTE 10 – REVOLVING CREDIT FACILITY

On December 2, 2011, Resource Real Estate Opportunity OP, LP (“Resource OP”), the Company’s operating partnership entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as lender.  Under the Credit Facility, the Company may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility will be secured by those multifamily properties directly owned by the Company’s subsidiaries that it has elected to add to the borrowing base.  The proceeds of the Credit Facility may be used by the Company for working capital, property improvements and other general corporate purposes.  In addition, the Company has incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount, which fee was paid to Bank of America.

The entire unpaid principal balance of all borrowings under the Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on December 2, 2014, which date may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. The Company may borrow under the Credit Facility at a rate equal to LIBOR plus 3.0%. The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2012
(unaudited)

NOTE 10 – REVOLVING CREDIT FACILITY – (Continued)

Resource OP’s obligations with respect to the Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011 (the “Guaranty”).  The Credit Facility and the Guaranty contain, among others, the following restrictive covenants:

●	the Company must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20 million;

●	the Company must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

●	the Company may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.

The Company is currently in compliance with all such covenants.  On January 31, 2012, the Company added Arcadia and Town Park Apartments to the Credit Facility as additional collateral.  As of March 31, 2012, the Company has outstanding borrowings of $400,000 under the Credit Facility.  The Company has paid interest of $2,914 for the three months ended March 31, 2012.

NOTE 11 – DEFERRED FINANCING COSTS

Deferred financing costs include unamortized costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of March 31, 2012 and December 31, 2011 was approximately $35,000 and $6,000, respectively.  Estimated amortization of the existing deferred financing costs for the years ending March 31 are as follows (in thousands):

2013	$132
2014	132
2015	89
$353

NOTE 12 – OPERATING EXPENSE LIMITATION WAIVER

Under its charter, the Company is required to limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, as these terms are defined in its charter, unless the Conflicts Committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expense reimbursements for the four fiscal quarters ended March 31, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations.

NOTE 13 – GAIN ON INSURANCE CLAIM

On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the fire loss and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected net insurance proceeds of $250,000, net of the $25,000 deductible.  During the three months ended March 31, 2012, insurance proceeds of $133,000 were received.  Additional non-capitalizable expenses incurred in conjunction with this claim totaled $1,000.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.  An additional receivable of $8,000 for the loss of rental income was recorded and is included in rental income.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2012
(unaudited)

NOTE 14 – GAIN ON FORECLOSURE

The Company recorded the following gains on foreclosure during the three months ended March 31, 2012:

●
Crestwood Notes.  On March 14, 2012, the Company received $346,000 from the guarantor of the Crestwood Notes in full satisfaction of certain guarantees entered into by an affiliate of the borrower with the original lender.

●
Heatherwood Notes.  The Company took possession of the Heatherwood Apartments on February 20, 2012.  On the day of foreclosure, the Company’s fair value of the property exceeded the carrying value of the Heatherwood Note by $248,000.

NOTE 15 – SUBSEQUENT EVENTS

From April 1, 2012 to May 7, 2012, the Company raised approximately $9.8 million in offering proceeds through the issuance of approximately 983,000 shares of common stock under its initial public offering.  As of May 11, 2012, approximately 64.7 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.

On April 3, 2012, the Company entered into a mortgage loan (the “Iroquois Mortgage Loan”) for approximately $9.2 million.  The Iroquois Mortgage Loan matures on May 1, 2017.  The Iroquois Mortgage Loan bears interest at the one-month LIBOR plus 2.61%. The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Loan may be prepaid in full after the first year of its term with payment of a prepayment premium in the amount of 1.0% of the principal being repaid and with no prepayment premium during the last quarter of its term. The Iroquois Mortgage Loan is secured by a first mortgage lien on the assets of the Iroquois Apartments, including the land, fixtures, improvements, leases, rents and reserves.

On April 17, 2012, the Company authorized a special, one-time distribution in the amount of $0.15 per share of common stock to stockholders of record as of the close of business on May 15, 2012.  The Company expects to pay this distribution on May 31, 2012. The distribution will be paid from a portion (approximately 20%) of the proceeds of a non-recourse mortgage loan secured by the Iroquois Apartments obtained in April 2012, as discussed above.

The Company has evaluated subsequent events and determined that no events have occurred other than those disclosed above which would require an adjustment to the consolidated financial statements.

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.

Overview

We are a Maryland corporation that intends to acquire a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that Resource Real Estate Opportunity Advisor, LLC, or our Advisor, which is an indirect wholly owned subsidiary of Resource America, Inc., a publicly traded company (NASDAQ: REXI) operating in the real estate, commercial finance and financial fund management sectors; presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, our portfolio composition may vary from what we have initially disclosed.

We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

We were formed on June 3, 2009.  We commenced active real estate operations as of September 7, 2010 when we had raised the minimum offering amount in our initial public offering.  As of March 31, 2012, we had acquired two multifamily properties, eight non-performing promissory notes (four of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$2,126	$342
Gains on foreclosure	594	−
Interest income	50	23
Total revenues	2,770	365

Expenses:
Rental operating	1,559	612
Acquisition costs	1,080	254
Management fees - related parties	300	102
General and administrative	903	629
Depreciation and amortization expense	601	241
Total expenses	4,443	1,838
Interest expense	(31)	−
Insurance proceeds in excess of cost basis	151	−
Net loss	$(1,553)	$(1,473)

Revenues.  During the three months ended March 31, 2012, we recorded income primarily from rents and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our offering.  During the three months ended March 31, 2012, we also recorded gains for both the excess of fair market value at one foreclosed property over our cost basis, and a subsequent payment for a personal guarantee received from an affiliate of the borrower of a previously foreclosed note.

Expenses.  Our rental operating expenses increased for the three months ended March 31, 2012 due to operating expenses incurred for seven properties which were owned as compared to four properties owned during the three months ended March 31, 2011.  In conjunction with the increase from 2011 to 2012 in the number of properties we owned, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.  The $280,000 increase in general and administrative expenses consisted of an increase in our company level expenses of $160,000 and an increase in property level expenses of $120,000.  The increase in company level expenses consisted primarily of a $109,000 increase in professional fees and $49,000 of costs relating to potential investments which were not purchased.  Acquisition costs for the three months ended March 31, 2012 represents costs relating to one property and one loan purchased for a total of $22.0 million as compared to the purchase of four loans for a total of $3.1 million in the three months ended March 31, 2011.

Liquidity and Capital Resources

We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, any future offerings we may conduct and from secured or unsecured financings from banks.

Private Offering.  From September 15, 2009 to June 9, 2010, we conducted a private offering to accredited investors pursuant to which we raised gross offering proceeds of $12.8 million.

Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.  As of March 31, 2012, a total of 9,627,514 shares of common stock had been issued in connection with our public offering, resulting in approximately $95.8 million of gross offering proceeds.  As of March 31, 2012, we had not issued any shares pursuant to our distribution reinvestment plan.

(Back to Index)

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

On December 2, 2011, we, through our operating partnership, entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A., or Bank of America, as lender.  Under the Credit Facility, we may borrow up to $25.0 million, or the Facility Amount.  Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used by us for working capital, property improvements and other general corporate purposes.  In addition, we incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount, which fee was paid to Bank of America.

We are required to make monthly interest-only payments on outstanding borrowings.  We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.  The entire unpaid principal balance of all borrowings under the Credit Facility and all accrued and unpaid interest thereon will be due and payable in full on December 2, 2014, which date may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility.  We may borrow under the Credit Facility at a rate equal to LIBOR plus 3.0%.

Our operating partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Credit Facility and the Guaranty contain, among others, the following restrictive covenants:

●	we must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20.0 million;

●	we must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5.0 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

●	we may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.

We are currently in compliance with all such covenants.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.  As of May 7, 2012, we had drawn $650,000 from the Credit Facility, and had repaid $250,000 of this amount.

As of March 31, 2012, we own a multifamily property located at 107th Avenue in Omaha, Nebraska, two multifamily properties located in Houston, Texas known as Arcadia at Westheimer and Bristol Apartments, a multifamily property located in Birmingham, Alabama known as Town Park, a non-performing note secured by a multifamily property located in Dayton, Ohio known as the Cannery, a multifamily property located in Philadelphia, Pennsylvania known as Iroquois Apartments, a multifamily property located in Inkster, Michigan, known as Heatherwood Apartments, a student housing property located in Tampa, Florida known as Campus Club and a nonperforming note secured by a multifamily property located in Duluth, Minnesota.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as one non-performing note secured by a multifamily property located in Ohio, which has been repaid in full.

We intend to allocate a portion of the funds we raise, as necessary, to aid our objective of preserving capital for our investors by supporting the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

In addition, our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the quarter ended March 31, 2012 and 2011, such organization and offering costs paid by our Advisor totaled approximately $246,000 and $120,000, respectively.  As of March 31, 2012 and December 31, 2011, a total of $1.6 million and $1.9 million, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of March 31, 2012 and December 31, 2011, amounts paid for organization and offering costs directly from us totaled $2.8 million and $1.4 million, respectively.

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

	For the Three Months Ended
	March 31,
	2012	2011
Net loss − GAAP	$(1,553)	$(1,473)
Depreciation expense	400	103
FFO	(1,153)	(1,370)
Adjustments for straight-line rents	31	(10)
Amortization of intangible lease assets	201	138
Acquisition costs	1,080	254
MFFO	$159	$(988)

GAAP basic and diluted loss per common share	$(0.16)	$(0.50)
FFO per common share	$(0.12)	$(0.46)
MFFO per common share	$0.02	$(0.33)

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

For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements or obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to the rules applicable to smaller reporting companies.

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

(Back to Index)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended March 31, 2012 were sold in an offering registered under the Securities Act of 1933.

Use of Proceeds of Registered Securities

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities, Inc. is the dealer manager of our offering.  As of March 31, 2012, we had sold 9,627,514 shares of our common stock pursuant to our public offering which generated gross offering proceeds of $95.8 million.

From the commencement of the public offering through March 31, 2012, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  We pay selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, Inc., and Resource Securities, Inc. reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$6,121
Dealer manager fees	2,728
Other organization and offering costs (excluding underwriting compensation)	2,312
Total expenses	$11,161

Through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $85.0 million.  As of March 31, 2012, we have used the net proceeds from our ongoing initial public offering to acquire approximately $48.0 million in real estate and real estate-related investments.  Of the amount used for the purchase of these investments, approximately $2.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Repurchase of Securities

During the three months ended March 31, 2012, we did not repurchase any of our securities.  No shares eligible to be redeemed under our share redemption program were submitted for redemption during the three months ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

4.4	Escrow Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 13, 2010)

10.1
Agreement for Sale and Purchase of Loan by and between U.S. Bank National Association and Resource Real Estate Opportunity OP, LP dated March 7, 2012 (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.2
Promissory Note by Deerfield Luxury Townhomes, LLC in favor of Deutsche Banc Mortgage Capital, L.L.C. dated March 30, 2007 (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.3
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Deerfield Luxury Townhomes, LLC and Deutsche Banc Mortgage Capital, L.L.C. dated March 30, 2007 (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.4
Agreement of Purchase and Sale and Escrow Instructions by and between Tritex Real Estate Advisors II, Inc. and RRE Bristol Holdings, LLC dated March 19, 2012 (incorporated by reference to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Share Redemption Program (incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed May 7, 2010)

101.1
The following information from the Company's annual report on Form 10-K for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 14, 2012	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 14, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)