Form 10-Q
period 2012-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2012-08-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were 15,229,765 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Investments:
Rental properties, net	$96,770	$28,549
Loans held for investment, net	11,261	17,997
Identified intangible assets, net	3,158	276
	111,189	46,822

Cash	14,571	15,202
Restricted cash	66	−
Stock subscription receivable	1,803	1,686
Tenant receivables, net	131	60
Deposits	114	64
Prepaid expenses and other current assets	850	407
Deferred financing costs, net	670	222
Deferred offering costs	4,085	4,243
Total assets	$133,479	$68,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$9,139	$ −
Due to related parties, net	1,397	3,928
Revolving credit facility	14,760	−
Accounts payable and accrued expenses	3,384	1,445
Tenant prepayments	129	94
Security deposits	692	322
Total liabilities	29,501	5,789

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued and outstanding)	−	−
Common stock (par value $.01; 1,000,000,000 shares authorized, 14,090,482 and 8,454,169 shares issued and outstanding, respectively)	140	84
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	123,931	74,258
Accumulated deficit	(20,094)	(11,426)
Total stockholders’ equity	103,978	62,917
Total liabilities and stockholders’ equity	$133,479	$68,706

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$3,548	$823	$5,674	$1,159
Gains on foreclosures	966	−	1,560	−
Interest income	53	44	103	73
Total revenues	4,567	867	7,337	1,232

Expenses:
Rental operating	2,665	923	4,224	1,534
Acquisition costs	1,794	870	2,874	1,124
Management fees - related parties	393	162	693	264
General and administrative	861	735	1,764	1,364
Depreciation and amortization expense	1,060	329	1,661	570
Total expenses	6,773	3,019	11,216	4,856
Loss before other expenses	(2,206)	(2,152)	(3,879)	(3,624)

Other income (expense):
Interest expense	(112)	(3)	(143)	(3)
Insurance proceeds in excess of cost basis	−	−	151	−
Net loss	$(2,318)	$(2,155)	$(3,871)	$(3,627)

Comprehensive loss	$(2,318)	$(2,155)	$(3,871)	$(3,627)

Weighted average shares outstanding	12,671	4,667	11,231	3,950

Basic and diluted loss per share	$(0.18)	$(0.46)	$(0.34)	$(0.92)

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands)
(unaudited)

					Additional		Total
	Common Stock		Convertible Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2012	8,454	$84	50	$1	$74,258	$(11,426)	$62,917
Issuance of common stock	5,235	52	−	−	52,036	−	52,088
Proceeds from distribution reinvestment plan	111	1	−	−	1,051	−	1,052
Syndication costs	−	−	−	−	(6,315)	−	(6,315)
Distributions of common stock	290	3	−	−	2,901	(2,904)	−
Cash distribution	−	−	−	−	−	(1,893)	(1,893)
Net loss and comprehensive loss	−	−	−	−	−	(3,871)	(3,871)
Balance at June 30, 2012	14,090	$140	50	$1	$123,931	$(20,094)	$103,978

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,871)	$(3,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on foreclosures	(642)	−
Depreciation and amortization	1,661	570
Amortization of deferred financing costs	74	−
Insurance proceeds in excess of cost basis	(151)	−
Accretion of discount and direct loan fees and costs	(9)	(13)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(288)	49
Tenant receivables, net	(63)	(49)
Escrow reserves	405	−
Insurance proceeds receivable	250	−
Deposits	(82)	(44)
Due to related parties, net	(2,373)	408
Accounts payable and accrued expenses	1,538	430
Tenant prepayments	(49)	17
Security deposits	84	125
Net cash used in operating activities	(3,516)	(2,134)
Cash flows from investing activities:
Property acquisitions	(52,401)	−
Loan acquisitions	(10,300)	(22,239)
Capital expenditures	(3,166)	(2,695)
Principal payments received on loans	317	6
Cash received on foreclosure of loan held for investment	518	−
Net cash used in investing activities	(65,032)	(24,928)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,973	25,542
Payment of deferred financing costs	(117)	−
Borrowings under revolving credit facility	14,523	−
Borrowings under mortgage note	8,960	−
Paydown of revolving credit facility	(250)	−
Principal payments on mortgage note payable	(16)	−
Cash dividends paid	(841)	−
Syndication costs	(6,315)	(3,138)
Net cash provided by financing activities	67,917	22,404
Net decrease in cash	(631)	(4,658)
Cash at beginning of period	15,202	5,566
Cash at end of period	$14,571	$908
Supplemental disclosure of non-cash items:
Property and intangibles received on foreclosure of loans held for investment	$17,047	$6,250
Stock distributions issued	2,904	1,180
Shares issued through distribution reinvestment plan	1,052	−
Deferred financing costs funded by mortgage and revolving credit facility	404	−
Cash paid for interest	47	3

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors; and net proceeds of $11.3 million after payment of $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; the Advisor purchased 4,063 shares.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock in 2011 for $315,000 and 80,800 shares during the six months ended June 30, 2012 for $727,200.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors or up to $2.5 million.

On June 16, 2010, the Company’s Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933 and the Company commenced its public offering, which is ongoing.  The Company is offering shares of common stock in its primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of June 30, 2012, the Company has raised aggregate gross offering proceeds of $140.2  million, which resulted in the issuance of 14,090,482 shares of common stock, including the 131,300 shares purchased by the Advisor.

From July 1, 2012 to August 6, 2012, the Company raised approximately $9.1 million in offering proceeds through the issuance of approximately 916,000 shares of common stock under its initial public offering.  As of August 6, 2012, approximately 61.9 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.

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
JUNE 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries as follows:

Subsidiaries	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Iroquois”)	Iroquois	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	Wilmington, Delaware
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	256	Tampa, Florida
RRE Heatherwood Holdings, LLC (“Heatherwood”)	Heatherwood	184	Inkster, Michigan
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, Texas
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, Ohio
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, Ohio

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

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Company beginning January 1, 2012.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of June 30, 2012 or December 31, 2011.

Loans Held for Investment, Net

The Company records acquired performing loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.

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
JUNE 30, 2012
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
JUNE 30, 2012
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

The future minimum rental payments to be received from noncancelable operating leases are $8.4 million and $35,000 for the 12 months ending June 30, 2013 and 2014, respectively, and none thereafter.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At June 30, 2012 and December 31, 2011, there was an allowance for uncollectible receivables of $14,000 and $4,000, respectively.

Deferred Offering Costs

Through June 30, 2012, the Advisor has advanced $3.8 million on behalf of the Company related to public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and is the major component of the due to related parties as reflected on the consolidated balance sheets.  As of June 30, 2012 and December 31, 2011, $2.9 million and $1.4 million, respectively, have been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of both June 30, 2012 and December 31, 2011, the Company had no TRSs.

The Company evaluates the benefits of tax positions taken or expected to be taken in its tax returns under a two-step recognition and measurement process.  Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company.  The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in its consolidated financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months.

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.

Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 8 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of six separate 1.5% stock distributions paid each consecutive quarter since March 15, 2011.

Reclassification

Amounts due from related parties of $46,000 were offset against amounts due to related parties on the statements of cash flows for the six months ended June 30, 2011 to conform to the presentation of the six months ended June 30, 2012.  Contributions receivable, net of collection of ($136,000) and subscription deposits of $627,000 were offset against proceeds from issuance of common stock on the statement of cash flows for the six months ended June 30, 2011 to conform to the presentation for the six months ended June 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 3 – RENTAL PROPERTIES, NET

The Company’s investments in rental properties consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Land	$17,119	$2,727
Building and improvements	78,700	25,453
Furniture, fixtures and equipment	1,751	1,312
Construction in progress	1,088	12
	98,658	29,504
Less: accumulated depreciation	(1,888)	(955)
	$96,770	$28,549

Depreciation expense for the six months ended June 30, 2012 and 2011 was $940,000 and $277,000, respectively.

NOTE 4 − LOANS HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective associated multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note.  Possession was obtained in February 2012 (see Note 5).  The accretable amount associated with the performing notes was $311,000 as of June 30, 2012.

On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the “Deerfield Note”), which is secured by a first priority mortgage on a multifamily rental community in Duluth, Minnesota.  The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs.

The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	June 30,		December 31,
	2012 (2)		2011
	Amount	Percent	Amount	Percent
Current (1)	$961	9%	$956	5%

Delinquent:
30−89 days	−	−	8,300	46%
90−180 days	−	−	−	−
Greater than 180 days	10,300	91%	8,741	49%
	$11,261	100%	$17,997	100%

(1)	The notes were purchased net of a discount of $328,000 and $344,000 at June 30, 2012 and December 31, 2011, respectively.
(2)	The balance sheet at June 30, 2012 also reflects $17,000 of unamortized loan costs.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 4 − LOANS HELD FOR INVESTMENT, NET – (Continued)

The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	June 30, 2012	December 31, 2011
Loans:
Performing	$961	$956
Nonperforming	10,300	17,041
Total	$11,261	$17,997

The Company has individually evaluated each loan for impairment and determined that there was no impairment as of June 30, 2012.  Accordingly, there was no allowance for credit losses or charge-offs as of June 30, 2012.  One of the Company’s two performing promissory notes matured on December 31, 2011 and the balance of $238,000 was not paid in full and is currently in default.  The Company and the borrower under this note entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower has continued to pay the debt service payments as defined in the forbearance agreement.

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
JUNE 30, 2012
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES− (Continued)

Heatherwood Apartments – Inkster, Michigan

On March 15, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Heatherwood Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Inkster, Michigan.  The contract purchase price for the Heatherwood Note was $1.6 million, plus closing costs.  The Company paid an acquisition fee of $34,000, or 2% of the purchase price and closing costs, to its Advisor.  On August 18, 2011, the Company was the successful bidder (for $1.9 million) at the foreclosure sale of the property.  The Company’s bid equaled an amount that the Company believed to be a reasonable approximation of the fair value of the Heatherwood Apartments based on an independent appraisal.  The Company received title and took possession of the property on February 18, 2012, upon the termination of the borrower’s redemption period.

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

The Redford – Houston, Texas

On March 27, 2012, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as The Redford (formerly the Bristol Apartments) for $11.4 million, plus closing costs.  The Company paid an acquisition fee of $234,000, or 2% of the purchase price and closing costs, to its Advisor.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 5 – ACQUISITIONS AND FORECLOSURES− (Continued)

Cannery Apartments – Dayton, Ohio

On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Cannery Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Dayton, Ohio, known as the Cannery Apartments.  The contract purchase price for the Cannery Note was $7.1 million plus closing costs.  The Company paid an acquisition fee of $147,000, or 2% of the purchase price and closing costs, to its Advisor.  On June 6, 2012, the Company was the successful bidder at the foreclosure sale of the property.  The Company received title on June 6, 2012 and took possession of the property on June 19, 2012.

The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company will have 12 months from the date of possession to finalize the valuation.  The following table presents the estimated fair value (in thousands) of the Cannery Apartments and related acquired net assets, which were acquired in exchange for the Cannery Note:

Rental property:
Land	$2,763
Buildings	4,145
6,908
Acquired intangibles − in-place leases	392
Fair value assigned	$7,300

Williamsburg Apartments – Cincinnati, Ohio

On June 20, 2012, the Company purchased a multifamily residential rental apartment complex located in Cincinnati, Ohio, known as the Williamsburg Apartments, for $41.3 million, plus closing costs.  The Company paid an acquisition fee of $827,000, or 2% of the purchase price and closing costs, to its Advisor.

The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company will have 12 months from the date of acquisition to finalize the valuation.  The following table presents the estimated fair value of assets acquired (in thousands):

Rental property:
Land	$8,348
Buildings	31,099
39,447
Acquired intangibles − in-place leases	1,803
Prepaid real estate insurance	49
Accrued expenses	(37)
Security deposits	(208)
Prepaid rents	(29)
Fair value assigned	$41,025

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 6 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consisted of acquired in-place leases totaling $4.7 million and $1.1 million as of June 30, 2012 and December 31, 2011, respectively, net of accumulated amortization of $1.5 million and $807,000, respectively.  The weighted-average remaining life of the rental leases is nine months and one month as of June 30, 2012 and December 31, 2011, respectively.  Expected amortization for the antennae leases at the Iroquois Apartments is $16,000 annually through 2025.  Expected amortization for the rental and antennae leases for the years ending June 30, and thereafter, are as follows (in thousands):

2013	$2,939
2014	16
2015	16
2016	16
2017	16
Thereafter	155
$3,158

Amortization for the six months ended June 30, 2012 and 2011 was $721,000 and $293,000, respectively.

NOTE 7 – MORTGAGE NOTE PAYABLE

On April 3, 2012, the Company, through its operating partnership, entered into a mortgage loan (the “Iroquois Mortgage Loan”) for approximately $9.2 million.  The Iroquois Mortgage Loan bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61%. The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Loan may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last quarter of its term. The Iroquois Mortgage Loan is secured by a first lien mortgage on the assets of the Iroquois Apartments.

The following is a summary of the mortgage note payable (in thousands, except percentages):

Collateral	Balance Outstanding at June 30, 2012	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Iroquois Apartments	$9,139	05/01/2017	2.88%	(1)	$38

(1)	One-month LIBOR of 0.27% plus 2.61% margin.

Annual principal payments on the mortgage note payable for each of the next five years ending June 30 are as follows (in thousands):

2013	$192
2014	198
2015	204
2016	209
2017	8,336
$9,139

The mortgage note payable is recourse only with respect to the Property securing it subject to certain limited standard exceptions, as defined in the mortgage note, which the Company has guaranteed by executing a guarantee with respect to the property.  These exceptions are referred to as “carveouts”.  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 8 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Common Stock

Through June 30, 2012, the Company had issued an aggregate of 1,283,727 shares of its $0.01 par value common stock in connection with its private offering, and 12,811,255 shares of its common stock (including stock dividends and shares issued under the distribution reinvestment plan) in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor exchanged 4,500 common shares for 45,000 shares of the Company’s convertible stock; therefore, 14,090,482 shares of common stock are outstanding as of June 30, 2012.

Convertible Stock

As of June 30, 2012 and December 31, 2011, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, respectively.  The Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares of the convertible stock.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

Distribution Reinvestment Plan

The Company is also offering up to 7.5 million common shares pursuant to its distribution reinvestment plan at a purchase price initially equal to $9.50 per share.  As of June 30, 2012, 110,740 shares have been purchased under this plan.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 8 – EQUITY – (Continued)

Distributions

On May 31, 2012, the Company paid a special, one-time cash distribution of $1.9 million ($0.15 per common share) to stockholders of record as of the close of business on May 15, 2012.  The distribution was paid from a portion (approximately 20%) of the proceeds of a non-recourse mortgage loan secured by the Iroquois Apartments obtained in April 2012, as discussed above.  Approximately $1.1 million was reinvested in shares of the Company’s common stock in conjunction with the distribution reinvestment plan.

The Company has declared six quarterly distributions of 0.015 shares per each share of its common stock outstanding.  In connection with these stock distributions, the Company has increased its accumulated deficit by $8.7 million in total through June 30, 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

In the ordinary course of its business operation, the Company has ongoing relationships with several related parties.  Amounts payable to such related parties are summarized in the following table (in thousands):

	June 30,	December 31,
	2012	2011
Due to related parties:
Advisor and its affiliates	$929	$3,685
Resource Securities, Inc.	97	152
Resource Real Estate Opportunity Manager, LLC	365	85
Other	6	6
	$1,397	$3,928

Relationship with the Advisor

In September 2009, the Company entered into an Advisory Agreement with its Advisor (the “Advisory Agreement”) under which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and will renew for an unlimited number of successive one-year terms upon the approval of the Conflicts Committee.  Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three and six months ended June 30, 2012, the Advisor earned and the Company paid to the Advisor $1.1 million and $1.5 million, respectively, in acquisition fees.  For the three and six months ended June 30, 2011, the Advisor earned and the Company paid to the Advisor $147,000 and $214,000, respectively, in acquisition fees.  As of June 30, 2012 and December 31, 2011, no acquisition fee amounts were unpaid.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three and six months ended June 30, 2012, the Advisor earned $203,000 and $350,000, respectively, in asset management fees.  For the three and six months ended June 30, 2011, the Advisor earned $66,000 and $107,000, respectively, in asset management fees.  As of June 30, 2012 and December 31, 2011, a total of $0 and $22,000 of asset management fees due to the Advisor were unpaid.

The Company pays the Advisor a disposition fee in connection with of the sale of a property equal to the lesser of one half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  No disposition fees have been paid for the three and six months ended June 30, 2012 and 2011, as the Company did not dispose of any of its real estate properties.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

Relationship with the Advisor – (Continued)

The Company pays the Advisor a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which the Advisor provided substantial services.  For the three and six months ended June 30, 2012, the Advisor earned $73,000 and $119,000, respectively, in debt financing fees.  There were no debt financing fees paid to the Advisor for the three and six months ended June 30, 2011.  As of June 30, 2012 and December 31, 2011, no debt financing fees were unpaid.

The Company pays the Advisor a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.  For the three and six months ended June 30, 2012, the Advisor earned $1,000 and $2,000, respectively in debt servicing fees.  There were no debt servicing fees earned during the three and six months ended June 30, 2011.  As of June 30, 2012 and December 31, 2011, no debt servicing fees were unpaid.

The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three and six months ended June 30, 2012, such organization and offering costs paid by the Advisor totaled $45,000 and $292,000, respectively.  For the three and six months ended June 30, 2011, such organization and offering costs paid by the Advisor totaled $137,000 and $258,000, respectively.  As of June 30, 2012 and December 31, 2011, a total of $908,000 and $1.9 million, respectively, of these advances from the Advisor for organization and offering costs were unpaid and due to the Advisor.

This expense reimbursement also includes expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the three and six months ended June 30, 2012, the Advisor has charged the Company $106,000 and $389,000, respectively, for these operating expenses.  For the three and six months ended June 30, 2011, the Advisor charged the Company $338,000 and $752,000, respectively, for these operating expenses.  As of June 30, 2012 and December 31, 2011, a total of $0 and $1.7 million, respectively, of these advances were unpaid and due to the Advisor.

Relationship with Resource Real Estate Opportunity Manager

The Company entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the three and six months ended June 30, 2012, the Manager earned $218,000 and $318,000, respectively, in property management fees.  For the three and six months ended June 30, 2011, the Manager earned $81,000 and $124,000, respectively, in property management fees.  As of June 30, 2012 and December 31, 2011, a total of $142,000 and $46,000, respectively, of those fees were unpaid and due to the Manager.

During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of June 30, 2012 and December 31, 2011 totaled $373,000 and $73,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

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

For the three and six months ended June 30, 2012, Resource Securities earned selling commissions and dealer-manager fees of $2.8 million and $5.0 million, respectively.  For the three and six months ended June 30, 2011, Resource Securities earned selling commissions and dealer-manager fees of $848,000 and $1.2 million, respectively.  There were no due diligence expense reimbursements during either of the three and six months ended June 30, 2012 and 2011.  As of June 30, 2012 and December 31, 2011, a total of $142,000 and $152,000, respectively, of these fees were unpaid and due to Resource Securities.  These unpaid balances as of June 30, 2012 have been offset by $45,000 of certain expenses paid by the Company on behalf of Resource Securities.

Relationship with Other Related Parties

The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three and six months ended June 30, 2012, the Company paid legal fees to Ledgewood totaling $11,517 and $24,526, respectively.  For the three and six months ended June 30, 2011, the Company paid legal fees to Ledgewood totaling $11,000 and $19,000, respectively.

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $111,355 and $325,000 for printing service during the three and six months ended June 30, 2012, respectively, and $83,000 and $115,000 during the three and six months ended June 30, 2011, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(unaudited)

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

Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.

Rental properties obtained through a foreclosed note are measured at fair value on a non-recurring basis.  The fair value of rental properties is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.

The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1		Level 2		Level 3	Total
For the period ended June 30, 2012:
Assets:
Cannery	$	−	$	−	$7,300	$7,300
Heatherwood		−		−	1,900	1,900
Campus Club		−		−	8,300	8,300
Rental properties, net	$	−	$	−	$17,500	$17,500

For the period ended December 31, 2011:
Assets:
Town Park	$	−	$	−	$6,250	$6,250
Iroquois		−		−	12,000	12,000
Rental properties, net	$	−	$	−	$18,250	$18,250

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(unaudited)

NOTE 10 – FAIR VALUE MEASURES AND DISCLOSURES – (Continued)

The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Total loans held for investment, net	$11,261	$11,261		$17,997		$17,997
Mortgage note payable	$9,139	$9,147	$	−	$	−
Revolving credit facility	$14,760	$14,760	$	−	$	−

The fair value of the loans held for investment, net, was estimated by comparing the recorded amount of the loan to the fair value of the collateral.

The fair value of the mortgage note payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.

The fair value of the revolving credit facility equals the carrying amount because the credit facility interest rate is variable.

NOTE 11 – REVOLVING CREDIT FACILITY

On December 2, 2011, Resource Real Estate Opportunity OP, LP (“Resource OP”), the Company’s operating partnership entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”), as lender.  Under the Credit Facility, the Company may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility will be secured by certain of the multifamily properties directly owned by the Company.  The proceeds of the Credit Facility may be used by the Company for working capital, property improvements and other general corporate purposes.  In addition, the Company has incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount, which was paid to Bank of America.

The Credit Facility matures on December 2, 2014, and may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. The Company may borrow under the Credit Facility at a rate equal to LIBOR plus 3.0%.  The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty.

Resource OP’s obligations with respect to the Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011 (the “Guaranty”).  The Credit Facility and the Guaranty contain, among others, the following restrictive covenants which require the Company to:

●	maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20 million;

●	maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

●	not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval.

The Company is currently in compliance with all such covenants.  As of June 30, 2012, the Company has outstanding borrowings of $14.8 million under the Credit Facility, and the Credit Facility is secured by certain of the Company’s properties with an aggregate value of $14.9 million.  The Company paid interest of $74,000 on the credit facility for the six months ended June 30, 2012.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(unaudited)

NOTE 12 – DEFERRED FINANCING COSTS

Deferred financing costs incurred to obtain financing which are being amortized over the term of the related debt.  Accumulated amortization as of June 30, 2012 and December 31, 2011 was approximately $80,830 and $6,000, respectively.  Estimated amortization of the existing deferred financing costs for the years ending June 30 are as follows (in thousands):

2013	$236
2014	235
2015	122
2016	41
2017	36
$670

NOTE 13 – OPERATING EXPENSE LIMITATION WAIVER

Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the Conflicts Committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four fiscal quarters ended June 30, 2012 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations.

NOTE 14 – GAIN ON INSURANCE CLAIM

On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the fire loss and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected net insurance proceeds of $250,000, net of the $25,000 deductible.  During the six months ended June 30, 2012, insurance proceeds of $250,000 were received.  Additional non-capitalizable expenses incurred in conjunction with this claim totaled $1,000.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.  An additional receivable of $13,000 for the loss of rental income was recorded and is included in rental income.

NOTE 15 – GAINS ON FORECLOSURES

The Company recorded the following gains related to foreclosures that occurred during the six months ended June 30, 2012:

●
Crestwood Notes.  On March 14, 2012, the Company received $346,000 from the guarantor of the Crestwood Notes in full satisfaction of certain guarantees entered into by an affiliate of the borrower with the original lender.

●
Heatherwood Note.  On the day of foreclosure, the fair value of the property exceeded the Company’s carrying value of the Heatherwood Note by $248,000.  Pursuant to a settlement agreement with the borrower, dated May 25, 2012, the Company received $625,000 related to insurance proceeds from a loss at the Heatherwood Apartments prior to foreclosure.  In May 2012, the Company also recorded adjustments totaling $23,000 to security deposits.

●	Cannery Note. On the day of foreclosure, the Company’s fair value of the property exceeded the carrying value of the Cannery Note by $364,000, net of additional foreclosure expenses of $30,000.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2012
(unaudited)

NOTE 16 – SUBSEQUENT EVENTS

From July 1, 2012 to August 6, 2012, the Company raised approximately $9.1 million in offering proceeds through the issuance of approximately 916,000 shares of common stock under its initial public offering.  As of August 6, 2012, approximately 61.9 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.

On July 19, 2012, the Company was the successful bidder at the foreclosure sale of the property securing the Deerfield Note (“Deerfield”).  The title to Deerfield will be transferred to the Company in early 2013 after the expiration of the borrower’s statutory redemption period.

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

Overview

We are a Maryland corporation that has acquired, and intends to continue to acquire a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that Resource Real Estate Opportunity Advisor, LLC, or our Advisor, which is an indirect wholly owned subsidiary of Resource America, Inc., a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, our portfolio composition may vary from what we have initially disclosed.

We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations

We were formed on June 3, 2009.  We commenced active real estate operations as of September 7, 2010 when we had raised the minimum offering amount in our initial public offering.  As of June 30, 2012, we have acquired three multifamily properties, eight non-performing promissory notes (four of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

The following table sets forth the results of our operations for the three months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,
	2012	2011
Revenues:
Rental income	$3,548	$823
Gains on foreclosures	966	−
Interest income	53	44
Total revenues	4,567	867

Expenses:
Rental operating	2,665	923
Acquisition costs	1,794	870
Management fees - related parties	393	162
General and administrative	861	735
Depreciation and amortization expense	1,060	329
Total expenses	6,773	3,019
Loss before other expenses	(2,206)	(2,152)
Interest expense	(112)	(3)
Insurance proceeds in excess of cost basis	−	−
Net loss	$(2,318)	$(2,155)

Revenues.  During the three months ended June 30, 2012, we recorded income primarily from rents and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our offering.  The increase in rental income is due to the increase in the number of operating properties we owned from three to nine. During the three months ended June 30, 2012, we also recorded gains for both the excess of fair market value at one foreclosed property over our cost basis, and a subsequent payment for a personal guarantee received from an affiliate of the borrower of a previously foreclosed note.

Expenses.  Our rental operating expenses increased for the three months ended June 30, 2012 due to operating expenses incurred for nine properties owned as compared to three properties owned during the three months ended June 30, 2011.  In conjunction with the increase from 2012 to 2011 in the number of properties we owned, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.  The $126,000 increase in general and administrative expenses consisted of a decrease in our company level expenses of $61,000 and an increase in property level expenses of $187,000.  The decrease in company level expenses consisted primarily of a $230,000 decrease in payroll expense allocated to us by our Advisor partially offset by an increase in professional fees of $65,000 and an increase in travel expenses of $72,000.  Acquisition costs for the three months ended June 30, 2012 represent costs related to the acquisition of one property for $42.0 million as compared to the acquisition of four loans for a total of $3.0 million in the three months ended June 30, 2011.  Included in the acquisition costs for the three months ended June 30, 2012 is $700,000 of real estate taxes related to the acquisition of the above-referenced property.  The $109,000 increase in interest expense is due to the draw downs on our line of credit and our entry into a mortgage loan.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The following table sets forth the results of our operations (in thousands):

	For the Six Months Ended June 30,
	2012	2011
Revenues:
Rental income	$5,674	$1,159
Gains on foreclosures	1,560	−
Interest income	103	73
Total revenues	7,337	1,232

Expenses:
Rental operating	4,224	1,534
Acquisition costs	2,874	1,124
Management fees - related parties	693	264
General and administrative	1,764	1,364
Depreciation and amortization expense	1,661	570
Total expenses	11,216	4,856
Loss before other expenses	(3,879)	(3,624)
Interest expense	(143)	(3)
Insurance proceeds in excess of cost basis	151	−
Net loss	$(3,871)	$(3,627)

Revenues.  During the six months ended June 30, 2012, we recorded income primarily from rents and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our offering.  The increase in rental income is due to the increase in the number of operating properties we owned from three to nine. During the six months ended June 30, 2012, we also recorded gains for both the excess of fair market value at two foreclosed properties over our cost basis, and a subsequent payment for a personal guarantee received from an affiliate of the borrower of a previously foreclosed note.

Expenses.  Our rental operating expenses increased for the six months ended June 30, 2012 due to operating expenses incurred for nine properties owned as compared to three properties owned during the six months ended June 30, 2011.  In conjunction with the increase from 2012 to 2011 in the number of properties we owned, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.  The $400,000 increase in general and administrative expenses consisted of an increase in our company level expenses of $100,000 and an increase in property level expenses of $300,000.  The increase in company level expenses consisted primarily of  an increase in professional fees of $174,000, an increase in travel expenses of $96,000, and an increase in costs relating to potential investments that were not purchased of $135,000.  These increases were partially offset with a decrease of $266,000 in payroll expense allocated to us by our Advisor.  Acquisition costs for the six months ended June 30, 2012 represent costs related to the acquisition of two properties and one loan for a total of $64.0 million as compared to the acquisition of four loans for a total of $3.0 million in the six months ended June 30, 2011.  Included in the acquisition costs for the six months ended June 30, 2012 is $700,000 of real estate taxes related to the acquisition of one of the properties referenced above.  The $109,000 increase in interest expense is due to the draw downs on our line of credit and our entry into a mortgage loan.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources

We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, any future offerings we may conduct and from secured or unsecured financings from banks.

Private Offering.  From September 15, 2009 to June 9, 2010, we raised gross offering proceeds of $12.8 million in a private offering to accredited investors.

Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.  As of June 30, 2012, a total of 12,199,366 shares of common stock had been issued in connection with our public offering, plus 110,740 shares issued pursuant to our distribution reinvestment plan, resulting in approximately $121.4 million of gross offering proceeds.  We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  If we are unable to raise substantial funds, this could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions to our stockholders.

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

We are currently in compliance with all such covenants.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.  As of August 6, 2012, we had drawn $15.0 million from the Credit Facility and had repaid $250,000 of this amount.

On April 3, 2012, we entered into a mortgage loan, or the Iroquois Mortgage Loan, with Berkadia Commercial Mortgage, LLC, as lender, to borrow approximately $9.2 million.  The Iroquois Mortgage Loan matures on May 1, 2017 and bears interest at one-month LIBOR plus 2.61%.

The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding may be prepaid in full after the first year of its term with payment of a prepayment premium in the amount of 1% of the principal being repaid, and with no prepayment premium during the last three months of its term.  The Iroquois Mortgage Loan is secured by a first mortgage line on the assets of the Iroquois Apartments, including the land, fixtures, improvements, leases, rents and reserves.

The Iroquois Mortgage contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all as set forth in the Iroquois Mortgage Loan.  We are currently in compliance with all such covenants.

(Back to Index)

(Back to Index)

As of June 30, 2012, we own a multifamily property located at 107th Avenue in Omaha, Nebraska, two multifamily properties located in Houston, Texas known as Arcadia at Westheimer and The Redford, a multifamily property located in Birmingham, Alabama known as Town Park, a multifamily property located in Dayton, Ohio known as the Cannery, a multifamily property located in Philadelphia, Pennsylvania known as Iroquois Apartments, a multifamily property located in Inkster, Michigan, known as Heatherwood Apartments, a student housing property located in Tampa, Florida known as Campus Club, a multifamily property located in Cinncinati, Ohio know as Williamsburg Apartments,  and a nonperforming note secured by a multifamily property located in Duluth, Minnesota.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as one non-performing note secured by a multifamily property located in Ohio, which has been repaid in full.

We intend to allocate a portion of the funds we raise, as necessary, to preserve capital for our investors by supporting the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

In addition, our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three months ended June 30, 2012 and 2011, such organization and offering costs paid by our Advisor totaled approximately $45,000 and $137,000, respectively.  For the six months ended June 30, 2012 and 2011, such organization and offering costs paid by our Advisor totaled approximately $292,000 and $256,000, respectively.  As of June 30, 2012 and December 31, 2011, a total of $0.9 million and $1.9 million, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of June 30, 2012 and December 31, 2011, we paid for organization and offering costs directly totaling $3.3 million and $2.4 million, respectively.

Distributions

On April 17, 2012, our board of directors authorized a special, one-time cash distribution in the amount of $0.15 per share of common stock to stockholders of record as of the close of business on May 15, 2012.  We paid this distribution of $1.9 million on May 31, 2012. The distribution was entirely funded by a portion of the proceeds from the Iroquois Mortgage Loan. The distribution was paid in cash or, for investors enrolled in our distribution reinvestment plan, reinvested in additional shares.

Because we intend to fund distributions from cash flow and strategic financings, at this time we do not expect our board of directors to declare distributions on a set monthly or quarterly basis. Rather, the board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.

For the six months ended June 30, 2012, we paid aggregate distributions of $1.9 million, including $0.8 million of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan.  Our net loss for the six months ended June 30, 2012 was $3.9 million and net cash used in operating activities was $3.6 million.  Our cumulative distributions and net loss from inception through June 30, 2012 are $1.9 million and $13.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

We have also declared six quarterly stock distributions of 0.015 shares for each share of our common stock or 1.5% of the outstanding shares of common stock, to our stockholders of record on February 28, May 31, August 31, December 30, 2011 and March 31, and June 30, 2012.

(Back to Index)

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of  the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering and acquisition stages are completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss – GAAP	$(2,318)	$(2,155)	$(3,871)	$(3,627)
Depreciation expense	540	169	940	277
FFO	(1,778)	(1,986)	(2,931)	(3,350)
Adjustments for straight-line rents	(9)	(72)	22	(82)
Amortization of intangible lease assets	520	160	721	293
Acquisition costs	1,794	870	2,874	1,124
MFFO	$527	$(1,028)	$686	$(2,015)

Basic and diluted loss per common share − GAAP	$(0.18)	$(0.46)	$(0.34)	$(0.92)
FFO per share	$(0.14)	$(0.43)	$(0.26)	$(0.85)
MFFO per share	$0.04	$(0.22)	$0.06	$(0.51)

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

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements or obligations.

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

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended June 30, 2012 were sold in an offering registered under the Securities Act of 1933.

Use of Proceeds of Registered Securities

On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities, Inc. is the dealer-manager of our offering.  As of June 30, 2012, we had sold 14,090,482 shares of our common stock pursuant to our public offering, including 110,740 shares sold pursuant to our distribution reinvestment plan, which generated gross offering proceeds of $140.2 million.

From the commencement of the public offering through June 30, 2012, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  We pay selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, Inc., and Resource Securities, Inc. reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$8,032
Dealer manager fees	3,592
Other organization and offering costs (excluding underwriting compensation)	3,035
Total expenses	$14,659

Through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $125.5 million.  As of June 30, 2012, we have used the net proceeds to acquire approximately $109.9 million in real estate and real estate-related investments.  Of the amount used for the purchase of these investments, approximately $2.2 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.

Repurchase of Securities

No shares eligible to be redeemed under our share redemption program were submitted for redemption during the six months ended June 30, 2012.

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

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

4.4	Escrow Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 13, 2010)

10.1
Purchase and Sale Agreement by and between Prudential Mortgage Capital Funding, LLC and Resource Real Estate Opportunity OP, L.P. dated June 6, 2012 (incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

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

101.1
The following information from the Company's annual report on Form 10-K for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 13, 2012	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 13, 2012	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)