Form 10-Q
period 2012-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2012-11-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 19,230,439 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Investments:
Rental properties, net	$102,184	$28,549
Loans held for investment, net	11,259	17,997
Identified intangible assets, net	1,840	276
	115,283	46,822

Cash	24,941	15,202
Restricted cash	112	—
Stock subscription receivable	2,389	1,686
Tenant receivables, net	177	60
Deposits	228	64
Prepaid expenses and other current assets	1,052	407
Deferred financing costs, net	611	222
Deferred offering costs	3,792	4,243
Total assets	$148,585	$68,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$9,091	$—
Due to related parties, net	941	3,928
Revolving credit facility	1,760	—
Accounts payable and accrued expenses	5,270	1,445
Tenant prepayments	284	94
Security deposits	718	322
Total liabilities	18,064	5,789

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized, 17,603,067 and 8,454,169 shares issued and outstanding, respectively)	176	84
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	154,911	74,258
Accumulated deficit	(24,567)	(11,426)
Total stockholders’ equity	130,521	62,917
Total liabilities and stockholders’ equity	$148,585	$68,706

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$5,612	$1,184	$11,286	$2,343
Gains on foreclosures	92	—	1,653	—
Gain on payoff of loan held for investment	—	250	—	250
Interest income	32	41	135	115
Total revenues	5,736	1,475	13,074	2,708

Expenses:
Rental operating	3,990	1,417	8,217	2,953
Acquisition costs	(115)	323	2,760	1,447
Management fees - related parties	626	199	1,319	462
General and administrative	774	867	2,538	2,231
Depreciation and amortization expense	2,590	502	4,248	1,072
Total expenses	7,865	3,308	19,082	8,165
Loss before other expenses	(2,129)	(1,833)	(6,008)	(5,457)

Other income (expense):
Interest expense	(255)	—	(398)	(3)
Insurance proceeds in excess of cost basis	25	—	176	—
Net loss	$(2,359)	$(1,833)	$(6,230)	$(5,460)

Comprehensive loss	$(2,359)	$(1,833)	$(6,230)	$(5,460)

Weighted average shares outstanding	15,924	6,315	12,918	4,786

Basic and diluted loss per share	$(0.15)	$(0.29)	$(0.48)	$(1.14)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	8,454	$84	50	$1	$74,258	$(11,426)	$62,917
Issuance of common stock	8,540	86	—	—	84,925	—	85,011
Proceeds from distribution reinvestment plan	111	1	—	—	1,051	—	1,052
Syndication costs	—	—	—	—	(10,306)	—	(10,306)
Distributions of common stock	501	5	—	—	5,013	(5,018)	—
Cash distribution	—	—	—	—	—	(1,893)	(1,893)
Share redemptions	(3)	—	—	—	(30)	—	(30)
Net loss and comprehensive loss	—	—	—	—	—	(6,230)	(6,230)
Balance at September 30, 2012	17,603	$176	50	$1	$154,911	$(24,567)	$130,521

The accompanying notes are an integral part of this consolidated statement.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,230)	$(5,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on foreclosures	(642)	—
Gain on payoff of loan held for investment	—	(250)
Depreciation and amortization	4,248	1,072
Amortization of deferred financing costs	133	—
Insurance proceeds in excess of cost basis	(176)	—
Accretion of discount and direct loan fees and costs	(10)	(22)
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other current assets	(491)	(222)
Tenant receivables, net	(109)	(26)
Escrow reserves	359	—
Insurance proceeds received	275	—
Deposits	(196)	(44)
Due to related parties, net	(2,536)	(229)
Accounts payable and accrued expenses	3,483	588
Tenant prepayments	48	(79)
Security deposits	110	257
Net cash used in operating activities	(1,734)	(4,415)
Cash flows from investing activities:
Proceeds received on loan held for investment	—	815
Property acquisitions	(52,401)	—
Loan acquisitions	(10,300)	(22,239)
Capital expenditures	(9,849)	(3,796)
Principal payments received on loans	321	6
Cash received on foreclosure of loan held for investment	518	462
Net cash used in investing activities	(71,711)	(24,752)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemption	84,192	39,297
Payment of deferred financing costs	(118)	—
Borrowings under revolving credit facility	14,523	—
Borrowings under mortgage note payable	8,960	—
Paydown of revolving credit facility	(13,296)	—
Principal payments on mortgage note payable	(16)	—
Cash dividends paid	(841)	—
Syndication costs	(10,220)	(4,791)
Net cash provided by financing activities	83,184	34,506
Net increase in cash	9,739	5,339
Cash at beginning of period	15,202	5,566
Cash at end of period	$24,941	$10,905

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009.  On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, net of discounts offered to certain categories of purchasers.
The private offering closed on June 9, 2010, at which time the Company had raised aggregate gross proceeds of $12.8 million, which resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), which is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors; and net proceeds of $11.3 million after payment of $1.5 million in syndication costs.  Also, in conjunction with the private offering, the Company offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; the Advisor purchased 4,063 shares.  The Advisor has been engaged to manage the day-to-day operations of the Company.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock in 2011 for $315,000 and 102,800 shares during the nine months ended September 30, 2012 for $925,200.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million.
On June 16, 2010, the Company’s registration statement on Form S-11 (File No. 333-160463), registering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its public offering.  The Company is offering shares of common stock in its ongoing primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of September 30, 2012, the Company has raised aggregate gross offering proceeds of $175.2 million, which resulted in the issuance of 17,603,067 shares of common stock, including the 925,200 shares purchased by the Advisor.
From October 1 to November 5, 2012, the Company raised $9.1 million in offering proceeds through the issuance of 916,000 shares of common stock.  As of November 5, 2012, 61.9 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
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
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for its taxable year ended December 31, 2011.  The Company also operates its business in a manner that should permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The adoption of the following standards, issued by the Financial Accounting Standards Board (“FASB”), did not have a material impact on the Company's consolidated financial position, results of operations or cash flows:
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
Fair Value Measurements.  In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Company beginning January 1, 2012.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss would be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.  There was no indication of impairment as of September 30, 2012 or December 31, 2011.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

The Company may acquire real estate loans at a discount due to the credit quality of such loans and the respective borrowers under such loans.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan held for investment.  The EIR that is calculated when the loan held for investment is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  However, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered.
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
SEPTEMBER 30, 2012
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $9.5 million and $21,000 for the 12 months ending September 30, 2013 and 2014, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At September 30, 2012 and December 31, 2011, there were allowances for uncollectible receivables of $20,000 and $4,000, respectively.
Deferred Offering Costs
Through September 30, 2012, the Advisor has advanced $3.8 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from such sales is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and are the major component of Due to Related Parties as reflected on the consolidated balance sheets.  As of September 30, 2012 and December 31, 2011, $3.7 million and $1.4 million, respectively, have been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of both September 30, 2012 and December 31, 2011, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares discussed in Note 9 are not included in the diluted earnings per share calculation.  All common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven separate 1.5% stock distributions paid each consecutive quarter since March 15, 2011.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Nine Months Ended September 30,
	2012	2011
Non-cash activities:
Investor contributions held in escrow which converted to common stock	$—	$627
Property and intangibles received on foreclosure of loans held for investment	17,047	17,788
Stock distributions issued	5,018	2,107
Shares issued through distribution reinvestment plan	1,052	—
Deferred financing costs funded by mortgage loan and revolving credit facility	404	—

Cash paid during the period for:
Interest	$227	$3

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$11,993	$2,727
Building and improvements	86,570	25,453
Furniture, fixtures and equipment	4,621	1,312
Construction in progress	2,051	12
	105,235	29,504
Less: accumulated depreciation	(3,051)	(955)
	$102,184	$28,549
Depreciation expense for the nine months ended September 30, 2012 and 2011 was $2.1 million and $551,000, respectively.

NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective associated multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note.  Possession was obtained in February 2012 (see Note 6 - Heatherwood).  The face value of the performing notes as of both September 30, 2012 and December 31, 2011 totaled $1.3 million. The performing notes were purchased net of discounts; the unamortized accretable discounts totaled $306,000 and $344,000 at September 30, 2012 and December 31, 2011, respectively.
On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the “Deerfield Note”), which is secured by a first priority mortgage on a multifamily rental community in Duluth, Minnesota.  The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs. On July 19, 2012, the Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note; however, as of September 30, 2012, the Company had not yet taken title to the property, as the borrower's redemption period will not terminate until January 2013.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	September 30,		December 31
	2012		2011
	Amount	Percent	Amount	Percent
Current	$959	9%	$956	5%

Delinquent:
30−89 days	—	—%	8,300	46%
90−180 days	—	—%	—	—%
Greater than 180 days	10,300	91%	8,741	49%
	$11,259	100%	$17,997	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	September 30, 2012	December 31, 2011
Loans:
Performing	$959	$956
Nonperforming	10,300	17,041
Total	$11,259	$17,997

(Back to Index)

One of the Company’s two performing promissory notes matured on December 31, 2011 and the balance of $238,000 was not paid in full and is currently in default.  The Company and the borrower under this note entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower has continued to pay the debt service payments as required by the forbearance agreement.
The Company has individually evaluated each loan for impairment and determined that there were no impairments as of September 30, 2012 , with the exception of the troubled debt restructuring which is impaired.  Based on the evaluation performed on the troubled debt restructuring, although the loan is impaired, no impairment charge was recorded. There were no allowances for credit losses or charge-offs as of September 30, 2012.

NOTE 6 – ACQUISITIONS AND FORECLOSURES

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
Heatherwood Apartments – Inkster, Michigan
On March 15, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Heatherwood Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Inkster, Michigan.  The contract purchase price for the Heatherwood Note was $1.6 million, plus closing costs.  The Company paid an acquisition fee of $34,000, or 2% of the purchase price and closing costs, to its Advisor.  On August 18, 2011, the Company was the successful bidder (for $1.9 million) at the foreclosure sale of the property.  The Company’s bid equaled an amount that the Company believed to be a reasonable approximation of the fair value of the Heatherwood Apartments based on an independent appraisal.  The Company received title and took possession of the property on February 18, 2012 upon the termination of the borrower’s redemption period.

(Back to Index)

The following table presents the estimated fair value (in thousands) of the Heatherwood Apartments and related acquired net assets, which were acquired in exchange for the Heatherwood Note:

Rental property:
Land	$310
Buildings	1,412
1,722
Acquired intangibles − in-place leases	178
Fair value assigned	$1,900
2012 Activity
The Redford – Houston, Texas
On March 27, 2012, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as The Redford (formerly known as the Bristol Apartments) for $11.4 million, plus closing costs.  The Company paid an acquisition fee of $234,000, or 2% of the purchase price and closing costs, to its Advisor. During the three months ended September 30, 2012, the Advisor refunded the Company $39,000 due to an overpayment of acquisition fees.
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

(Back to Index)

Williamsburg Apartments – Cincinnati, Ohio
On June 20, 2012, the Company purchased a multifamily residential rental apartment complex located in Cincinnati, Ohio, known as the Williamsburg Apartments, for $41.3 million, plus closing costs.  The Company paid an acquisition fee of $827,000, or 2% of the purchase price and closing costs, to its Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. An appraisal of the property was obtained on September 6, 2012. The Company revalued the assets and liabilities based on this additional information retroactive to the purchase date and recorded the adjustments in the third quarter of 2012. The following table presents the fair value of assets acquired (in thousands):

Rental property:
Land	$3,223
Site Improvements	2,758
Buildings	32,353
Personal Property	1,007
39,341
Acquired intangibles − in-place leases	1,909
Prepaid real estate insurance	49
Accrued expenses	(37)
Security deposits	(208)
Prepaid rents	(29)
Fair value assigned	$41,025

NOTE 7 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consisted of acquired in-place leases totaling $4.8 million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively, net of accumulated amortization of $3.0 million and $807,000, respectively.  The weighted-average remaining life of the rental leases is nine months and one month as of September 30, 2012 and December 31, 2011, respectively.  Expected amortization for the antennae leases at the Iroquois Apartments, an apartment community owned by the Company and located in Philadelphia, Pennsylvania, is $16,000 annually through 2025.  Expected amortization for the rental and antennae leases for the next five years ending September 30, and thereafter, are as follows (in thousands):

2013	$1,625
2014	16
2015	16
2016	16
2017	16
Thereafter	151
$1,840
Amortization for the nine months ended September 30, 2012 and 2011 was $2.1 million and $521,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 8 – MORTGAGE NOTE PAYABLE
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
The following is a summary of the mortgage note payable (in thousands, except percentages):

Collateral	Balance Outstanding at September 30, 2012	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Iroquois Apartments	$9,091	5/1/2017	2.88%	(1)	$38

(1)	One-month LIBOR of 0.27% (as of September 30, 2012) plus 2.61% margin.
Annual principal payments on the mortgage note payable for each of the next five years ending September 30 are as follows (in thousands):

2013	$194
2014	200
2015	206
2016	210
2017	8,281
$9,091
     The mortgage note payable is recourse only with respect to the property securing it, subject to certain limited standard exceptions, as defined in the mortgage note. The Company has guaranteed the mortgage note by executing a guarantee with respect to the property.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

NOTE 9 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2012, the Company had issued an aggregate of 1,283,727 shares of its $0.01 par value common stock in connection with its private offering, and 16,327,123 shares of its common stock (including stock dividends and shares issued under the distribution reinvestment plan - see below) in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor exchanged 4,500 common shares for 45,000 shares of the Company’s convertible stock. Additionally, 3,283 shares of common stock were redeemed by a stockholder for $33,000 on July 30, 2012, pursuant to our share redemption program. Therefore, 17,603,067 shares of common stock are outstanding as of September 30, 2012.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

Convertible Stock
As of September 30, 2012 and December 31, 2011, the Company had 50,000 shares of $0.01 par value convertible stock outstanding, respectively, of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the quarter ended September 30, 2012, the Company redeemed shares of its common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2012	3,283	$9.75	3,283	(3)
August 2012	—	—	—	(3)
September 2012	—	—	—	(3)

(1)	All purchases of equity securities by the Company in the three months ended September 30, 2012 were made pursuant to the Company's share redemption program.

(2)	The Company announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.

(3)	The Company currently limits the dollar value and number of shares that may yet be redeemed under the program.
Distribution Reinvestment Plan
As of September 30, 2012, a total of 110,740 shares have been purchased under the distribution reinvestment plan.
Distributions
On May 31, 2012, the Company paid a special, one-time cash distribution of $1.9 million ($0.15 per common share) to stockholders of record as of the close of business on May 15, 2012.  The distribution was paid from a portion (approximately 20%) of the proceeds from the Iroquois Mortgage Loan.  Approximately $1.1 million of these distributions was reinvested in shares of the Company’s common stock pursuant to the distribution reinvestment plan.
The Company has declared seven quarterly distributions of 0.015 shares per each share of its common stock outstanding.  In connection with these stock distributions, the Company has increased its accumulated deficit by $13.0 million in total through September 30, 2012.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.  Amounts payable to such related parties are summarized in the following table (in thousands):

	September 30, 2012	December 31, 2011
Due to related parties:
Advisor and its affiliates	$190	$3,685
Resource Securities, Inc.	226	152
Resource Real Estate Opportunity Manager, LLC	524	85
Other	1	6
	$941	$3,928
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement with its Advisor (the “Advisory Agreement”) under which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and will renew for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the advisory agreement for another year on September 15, 2012. Under the advisory agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three and nine months ended September 30, 2012, the Advisor earned, and the Company paid to the Advisor, $50,000 and $1.5 million, respectively, in acquisition fees.  During the nine months ended September 30, 2012, the Advisor refunded $50,000 to the Company due to overpayment of previously paid acquisition fees. For the three and nine months ended September 30, 2011, the Advisor earned, and the Company paid to the Advisor, $0 and $459,000, respectively, in acquisition fees.  As of September 30, 2012 and December 31, 2011, no acquisition fee amounts were unpaid.
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three and nine months ended September 30, 2012, the Advisor earned $309,000 and $659,000, respectively, in asset management fees.  For the three and nine months ended September 30, 2011, the Advisor earned $106,000 and $213,000, respectively, in asset management fees.  As of September 30, 2012 and December 31, 2011, a total of $0 and $22,000 of asset management fees due to the Advisor were unpaid.
The Company pays the Advisor a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  There were no properties sold during the three and nine months ended September 30, 2012 and 2011 and, therefore, no disposition fees were paid.
The Company pays the Advisor a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which the Advisor provided substantial services.  For the three and nine months ended September 30, 2012, the Advisor earned $0 and $119,000, respectively, in debt financing fees.  There were no debt financing fees paid to the Advisor for the three and nine months ended September 30, 2011.  As of September 30, 2012 and December 31, 2011, no debt financing fees were unpaid.
The Company pays the Advisor a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.  For the three and nine months ended September 30, 2012, the Advisor earned $1,000 and $3,000, respectively in debt servicing fees.  There were no debt servicing fees earned during the three and nine months ended September 30, 2011.  As of September 30, 2012 and December 31, 2011, no debt servicing fees were unpaid.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three and nine months ended September 30, 2012, such organization and offering costs paid by the Advisor totaled $0 and $292,000, respectively.  For the three and nine months ended September 30, 2011, such organization and offering costs paid by the Advisor totaled $137,000 and $435,000, respectively.  As of September 30, 2012 and December 31, 2011, a total of $137,000 and $1.9 million, respectively, of advances from the Advisor for organization and offering costs were unpaid and due to the Advisor.
This expense reimbursement also includes expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the three and nine months ended September 30, 2012, the Advisor charged the Company $89,000 and $477,000, respectively, for these operating expenses.  For the three and nine months ended September 30, 2011, the Advisor charged the Company $162,000 and $654,000, respectively, for these operating expenses.  As of September 30, 2012 and December 31, 2011, a total of $0 and $1.8 million, respectively, of these advances were unpaid and due to the Advisor.
Relationship with Resource Real Estate Opportunity Manager
The Company entered into a management agreement with Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, pursuant to which the Manager manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties.  Pursuant to the terms of the management agreement, the Manager is entitled to specified fees upon the provision of certain services, including payment of a construction management fee and property management/debt servicing fees.  For the three and nine months ended September 30, 2012, the Manager earned $300,000 and $617,000, respectively, in property management fees.  For the three and nine months ended September 30, 2011, the Manager earned $54,000 and $194,000, respectively, in property management fees.  As of September 30, 2012 and December 31, 2011, a total of $200,000 and $40,000, respectively, of those fees were unpaid and due to the Manager.
During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of September 30, 2012 and December 31, 2011 totaled $378,000 and $73,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.
Relationship with Resource Securities
The Company executed a dealer-manager agreement with Resource Securities, Inc. (“Resource Securities,” formerly known as Chadwick Securities, Inc.), an affiliate of the Advisor, pursuant to which Resource Securities has been engaged to serve as the Company’s dealer-manager.  Resource Securities is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer-manager agreement, the Company pays Resource Securities a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.
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
For the three and nine months ended September 30, 2012, Resource Securities earned selling commissions and dealer-manager fees of $3.1 million and $8.1 million, respectively.  For the three and nine months ended September 30, 2011, Resource Securities earned selling commissions and dealer-manager fees of $1.3 million and $3.8 million, respectively.  There were no due diligence expense reimbursements during the three and nine months ended September 30, 2012 and 2011.  As of September 30, 2012 and December 31, 2011, a total of $233,000 and $152,000, respectively, of these fees were unpaid and due to Resource Securities.  The unpaid balance as of September 30, 2012 has been offset by $7,000 of certain expenses paid by the Company on behalf of Resource Securities.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2012
(unaudited)

Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three and nine months ended September 30, 2012, the Company paid legal fees to Ledgewood totaling $18,000 and $43,000, respectively.  For the three and nine months ended September 30, 2011, the Company paid legal fees to Ledgewood totaling $0 and $31,000, respectively.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $139,000 and $464,000 for printing service during the three and nine months ended September 30, 2012, respectively, and $83,000 and $111,500 during the three and nine months ended September 30, 2011, respectively.

NOTE 11 – FAIR VALUE MEASURES AND DISCLOSURES
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
SEPTEMBER 30, 2012
(unaudited)

The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
For the period ended September 30, 2012:
Assets:
Cannery	$—	$—	$7,300	$7,300
Heatherwood	—	—	1,900	1,900
Campus Club	—	—	8,300	8,300
Rental properties, net	$—	$—	$17,500	$17,500

For the period ended December 31, 2011:
Assets:
Town Park	$—	$—	$6,250	$6,250
Iroquois	—	—	12,000	12,000
Rental properties, net	$—	$—	$18,250	$18,250
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total loans held for investment, net	$11,259	$11,259	$17,997	$17,997

Mortgage note payable	$9,091	$9,067	$—	$—

Revolving credit facility	$1,760	$1,760	$—	$—
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

NOTE 12 – REVOLVING CREDIT FACILITY
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
SEPTEMBER 30, 2012
(unaudited)

Resource OP’s obligations with respect to the Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011 (the “Guaranty”).  The Credit Facility and the Guaranty contain, among others, the following restrictive covenants which require the Company to:

•	maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20 million;

•	maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

•	not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval.
The Company is currently in compliance with all such covenants.  As of September 30, 2012, the Company has outstanding borrowings of $1.8 million under the Credit Facility, and the Credit Facility is secured by certain of the Company’s properties with an aggregate value of $33.8 million.  The Company paid interest of $227,000 on the credit facility during the nine months ended September 30, 2012.

NOTE 13 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of September 30, 2012 and December 31, 2011 was approximately $140,000 and $6,000, respectively.  Estimated amortization of the existing deferred financing costs for the years ending September 30 are as follows (in thousands):

2013	$235
2014	235
2015	74
2016	41
2017	26
$611

NOTE 14 – OPERATING EXPENSE LIMITATION WAIVER
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four fiscal quarters ended September 30, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations.

NOTE 15 – GAIN ON INSURANCE CLAIM
On January 3, 2012, a fire damaged five units at the Town Park Apartments, an apartment community owned by the Company and located in Birmingham, Alabama.  The Company was insured for both the fire loss and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected net insurance proceeds of $275,000, net of the $25,000 deductible.  During the nine months ended September 30, 2012, insurance proceeds of $275,000 were received.  Additional non-capitalizable expenses incurred in conjunction with this claim totaled $1,000.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.  An additional receivable of $13,000 for the loss of rental income was recorded and is included in rental income.

(Back to Index)

NOTE 16 – GAINS ON FORECLOSURES
The Company recorded the following gains related to foreclosures that occurred during the nine months ended September 30, 2012:

•
Crestwood Notes.  On March 14, 2012, the Company received $346,000 from the guarantor of the Crestwood Notes in full satisfaction of certain guarantees entered into by an affiliate of the borrower with the original lender.

•
Heatherwood Note.  On the day of foreclosure, the fair value of the property exceeded the Company’s carrying value of the Heatherwood Note by $248,000.  Pursuant to a settlement agreement with the borrower, dated May 25, 2012, the Company received $625,000 related to insurance proceeds from a loss at the Heatherwood Apartments prior to foreclosure.  In May 2012, the Company also recorded adjustments to security deposits totaling $14,000.

•
Cannery Note.  On the day of foreclosure, the Company’s fair value of the property exceeded the carrying value of the Cannery Note by $394,000. An additional payment of $156,000 was received by the Company in satisfaction of a settlement agreement with the borrower under the Cannery Note. The Company also recorded adjustments to security deposits totaling $99,000 and incurred additional foreclosure expenses totaling $4,000, which reduced the gain.

•	Campus Club Note. On June 28, 2012, the Company incurred $24,000 of legal expenses relating to the foreclosure of Campus Club Note, which was offset against the gain.

NOTE 17 – SUBSEQUENT EVENTS
From October 1, to November 6, 2012, the Company raised approximately $15.0 million in offering proceeds through the issuance of approximately 1.5 million shares of common stock under its initial public offering.  As of November 6, 2012, approximately 57.9 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On November 7, 2012, the Company entered into an agreement to purchase the Park Forest Apartments, a multifamily residential apartment community located in Oklahoma City, Oklahoma, for $2.1 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

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

Overview
We are a Maryland corporation that has acquired, and intends to continue to acquire a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.  Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets.  We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices.  We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives.  Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner.  We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv).  Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities.  We will not forego a good investment because it does not precisely fit our expected portfolio composition.  Thus, to the extent that Resource Real Estate Opportunity Advisor, LLC, or our Advisor, which is an indirect wholly owned subsidiary of Resource America, Inc., a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, as amended, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we have initially disclosed.
We commenced the initial public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization.  We describe these offerings further in “Liquidity and Capital Resources” below.

Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of September 30, 2012, we have acquired three multifamily properties, eight non-performing promissory notes (four of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011
The following table sets forth our results of operations for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Revenues:
Rental income	$5,612	$1,184
Gains on foreclosures	92	—
Gain on payoff of loan held for investment	—	250
Interest income	32	41
Total revenues	5,736	1,475

Expenses:
Rental operating	3,990	1,417
Acquisition costs	(115)	323
Management fees - related parties	626	199
General and administrative	774	867
Depreciation and amortization expense	2,590	502
Total expenses	7,865	3,308
Loss before other expenses	(2,129)	(1,833)
Interest expense	(255)	—
Insurance proceeds in excess of cost basis	25	—
Net loss	$(2,359)	$(1,833)
Revenues.  During the three months ended September 30, 2012, we recorded income primarily from rents from properties and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our offering.  The increase in rental income is due to the increase in the number of operating properties we owned from four to nine. During the three months ended September 30, 2012, we also recorded adjustments to gains attributed to the foreclosure of non-performing mortgage loans in the previous quarters. During the three months ended September 30, 2011, we also recorded a gain from the discounted payoff of a mortgage loan held for investment.
Expenses.  Our rental operating expenses increased for the three months ended September 30, 2012 primarily due to an increase in the number of operating properties we owned as compared to the three months ended September 30, 2011.  Accordingly, we incurred increased management fees and depreciation and amortization expenses.  The $93,000 decrease in general and administrative expenses consisted of a decrease in our company level expenses of $482,000 and an increase in property level expenses of $389,000.  The decrease in company level expenses consisted primarily of a $124,000 decrease in payroll expense allocated to us by our Advisor and a decrease in travel expenses of $156,000.  General and administrative expense for the five additional properties we acquired subsequent to September 30, 2011 was $394,000. Acquisition costs for the three months ended September 30, 2012, represent refunds of excess acquisitions fees paid to our advisor in connection with the acquisition of two properties in a prior quarter. Acquisition costs for September 30, 2011, represents one partial acquisition fee for a note purchased in a previous quarter. The $255,000 increase in interest expense is due to the draw downs on our line of credit .

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011
The following table sets forth our results of operations for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Revenues:
Rental income	$11,286	$2,343
Gains on foreclosures	1,653	—
Gain on payoff of loan held for investment	—	250
Interest income	135	115
Total revenues	13,074	2,708

Expenses:
Rental operating	8,217	2,953
Acquisition costs	2,760	1,447
Management fees - related parties	1,319	462
General and administrative	2,538	2,231
Depreciation and amortization expense	4,248	1,072
Total expenses	19,082	8,165
Loss before other expenses	(6,008)	(5,457)
Interest expense	(398)	(3)
Insurance proceeds in excess of cost basis	176	—
Net loss	$(6,230)	$(5,460)
Revenues.  During the nine months ended September 30, 2012, we recorded income primarily from rents from properties and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds of our offering.  The increase in rental income is due to the increase in the number of operating properties we owned from three to nine. During the nine months ended September 30, 2012, we also recorded gains for both the excess of fair market value at two foreclosed properties over our cost basis, and a subsequent payment for a personal guarantee received from an affiliate of the borrower of a previously foreclosed note.
Expenses.  Our rental operating expenses increased for the nine months ended September 30, 2012 primarily due to an increase in the number of properties we owned as compared to the nine months ended September 30, 2011. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.  The $307,000 increase in general and administrative expenses consisted of a decrease in our company level expenses of $381,000 and an increase in property level general and administrative expenses of $688,000.  The decrease in company level expenses consisted primarily of a $389,000 decrease in payroll expense allocated to us by our Advisor. General and administrative expense for the five additional properties we acquired subsequent to September 30, 2011 was $665,000. Acquisition costs for the nine months ended September 30, 2012, represent costs related to the acquisition of two properties and one loan for a total of $2.8 million as compared to the acquisition of two loans and a $3.0 million loan portfolio for the nine months ended September 30, 2011.  Included in the acquisition costs for the nine months ended September 30, 2012, is $700,000 of real estate taxes related to the acquisition of one of the properties referenced above.  The $395,000 increase in interest expense is due to the draw downs on our line of credit and our entry into a mortgage loan.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, any future offerings we may conduct, and from secured or unsecured financings from banks.
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
Ongoing Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.  As of September 30, 2012, a total of 16,216,383 shares of common stock had been issued in connection with our public offering, plus 110,740 shares issued pursuant to our distribution reinvestment plan, resulting in approximately $163.0 million of gross offering proceeds.  We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  If we are unable to raise substantial funds, this could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions to our stockholders.
Revolving Credit Facility. On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A., or Bank of America,.  Under the Credit Facility, we may borrow up to $25.0 million, or the Facility Amount. The interest rate on borrowings is LIBOR plus 3.0%.  Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used for working capital, property improvements and other general corporate purposes.  In addition, we incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount. As of September 30, 2012, we had drawn $15.0 million from the Credit Facility and had repaid $13.0 million of this amount.
We are required to make monthly interest-only payments on outstanding borrowings.  We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.  The Credit Facility matures on December 2, 2014, which date may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed.
Our operating partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

•	we must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20.0 million;

•	we must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5.0 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

•	we may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.
We are currently in compliance with all such covenants.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
Mortgage Debt. On April 3, 2012, we entered into a mortgage loan, or the Iroquois Mortgage Loan, with Berkadia Commercial Mortgage, LLC, as lender, to borrow approximately $9.2 million.  The Iroquois Mortgage Loan matures on May 1, 2017 and bears interest at one-month LIBOR plus 2.61%.
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

(Back to Index)

(Back to Index)

The Iroquois Mortgage contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all as set forth in the Iroquois Mortgage Loan.  We are currently in compliance with all such covenants.
Operating Properties. As of September 30, 2012, we own a multifamily property located at 107th Avenue in Omaha, Nebraska, two multifamily properties located in Houston, Texas known as Arcadia at Westheimer and The Redford, a multifamily property located in Birmingham, Alabama known as Town Park, a multifamily property located in Dayton, Ohio known as the Cannery, a multifamily property located in Philadelphia, Pennsylvania known as Iroquois Apartments, a multifamily property located in Inkster, Michigan known as Heatherwood Apartments, a student housing property located in Tampa, Florida known as Campus Club, a multifamily property located in Cincinnati, Ohio know as Williamsburg Apartments,  and a nonperforming note secured by a multifamily property located in Duluth, Minnesota.  We have also acquired a portfolio of small bank loans consisting of two performing notes secured by multifamily properties located in Michigan and Indiana, as well as one non-performing note secured by a multifamily property located in Ohio, which has been repaid in full.
Organization and Offering Costs. In addition, our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer-manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  For the three months ended September 30, 2012 and 2011, such organization and offering costs paid by our Advisor totaled approximately $0 and $178,000, respectively.  For the nine months ended September 30, 2012 and 2011, such organization and offering costs paid by our Advisor totaled approximately $292,000 and $258,000, respectively.  As of September 30, 2012 and December 31, 2011, a total of $138,000 and $1.9 million, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of September 30, 2012 and December 31, 2011, we directly paid for organization and offering costs directly totaling $3.7 million and $2.4 million, respectively.

Distributions
On April 17, 2012, our board of directors authorized a special, one-time cash distribution in the amount of $0.15 per share of common stock to stockholders of record as of the close of business on May 15, 2012.  We paid this distribution of $1.9 million on May 31, 2012. The distribution was entirely funded by a portion of the proceeds from the Iroquois Mortgage Loan. The distribution was paid in cash or, for investors enrolled in our distribution reinvestment plan, reinvested in additional shares of common stock.
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
For the nine months ended September 30, 2012, we paid aggregate distributions of $6.9 million, including $0.8 million of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan.  Our net loss for the nine months ended September 30, 2012 was $6.2 million and net cash used in operating activities was $1.7 million.  Our cumulative distributions and net loss from inception through September 30, 2012 are $9.0 million and $15.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have also declared seven quarterly stock distributions of 0.015 shares for each share of our common stock or 1.5% of the outstanding shares of common stock, to our stockholders of record on February 28, May 31, August 31, and December 30, 2011 and March 31, June 30, and September 30, 2012.

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

•
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

•
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

•
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

•
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

•
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss – GAAP	$(2,359)	$(1,833)	$(6,230)	$(5,460)
Depreciation expense	1,163	274	2,099	551
FFO	(1,196)	(1,559)	(4,131)	(4,909)
Adjustments for straight-line rents	(43)	(2)	(24)	(84)
Amortization of intangible lease assets	1,243	228	1,964	521
Acquisition costs	(115)	323	2,760	1,447
MFFO	$(111)	$(1,010)	$569	$(3,025)

Basic and diluted loss per common share − GAAP	$(0.15)	$(0.29)	$(0.48)	$(1.14)
FFO per share	$(0.08)	$(0.25)	$(0.32)	$(1.03)
MFFO per share	$(0.01)	$(0.16)	$0.04	$(0.63)

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

Off-Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements or obligations.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1a.	RISK FACTOR

The SEC Staff has questioned whether historical financial statements were required for properties upon which we foreclosed.  Should the SEC Staff conclude that such financial statements were required, the SEC Staff could take actions that could adversely affect us.

                The SEC Staff issued a comment letter to us regarding our Annual Report on Form 10-K for the year ended December 31, 2011.  The comment questions whether historical financial statements were required to be filed with respect to certain real estate properties on which we were forced to foreclose to protect our interest in the collateral after we were unsuccessful in pursuing other alternatives with the borrower in default on certain mortgage loans we acquired. As of the date hereof, the SEC Staff's comment remains unresolved.  Should the SEC Staff conclude that the financial statements at issue are required and we are not able to present them, the SEC could require such statements with respect to certain future foreclosure properties, the current offering could be discontinued before its scheduled termination date of June 16, 2013, we could be subject to enforcement action by the SEC, or some combination of the foregoing could result. An early termination of our offering would result in a smaller portfolio, causing our results to vary more widely with the performance of one or more properties and causing our fixed operating expenses to be a greater percentage of our revenues, and if historical financial statements are required for certain future foreclosure properties, it could limit our ability to acquire mortgage loans, any of which could adversely affect our performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended September 30, 2012 were sold in an offering registered under the Securities Act of 1933.

(Back to Index)

Use of Proceeds of Registered Securities
On June 16, 2010, our registration statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933.  We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.3 million, or $9.50 per share.  Resource Securities, Inc. (or Resource Securities, an affiliated entity), is the dealer-manager of our offering.  As of September 30, 2012, we had sold 16,327,123 shares of common stock pursuant to our public offering, including 111,000 shares sold pursuant to our distribution reinvestment plan, which generated gross offering proceeds of $163.0 million.
From the commencement of the public offering through September 30, 2012, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below.  We pay selling commissions and dealer manager fees to Resource Securities, which then reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$10,221
Dealer manager fees	4,571
Other organization and offering costs (excluding underwriting compensation)	3,858
Total expenses	$18,650
Through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $144.0 million.  As of September 30, 2012, we have used the net proceeds to acquire $107.7 million in real estate and real estate-related investments, including $2.4 million in fees paid to our Advisor for acquisition and advisory services and acquisition expenses reimbursed.
Redemption of Securities
During the quarter ended September 30, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2012	3,283	$9.75	3,283	(3)
August 2012	—	—	—	(3)
September 2012	—	—	—	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2012 were made pursuant to our share redemption program.

(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

There are several limitations on our ability to repurchase shares under the program:

We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. Our board of directors will determine at least quarterly whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

(Back to Index)

Our share redemption program, including redemptions sought upon a stockholder's death or disability or upon confinement of a stockholder to a long-term care facility, will be available only for stockholders who purchase their shares directly from us or the transferees mentioned below, and is not intended to provide liquidity to any stockholder who acquired his or her shares by purchase from another stockholder. In connection with a request for redemption, the stockholder or his or her estate, heir or beneficiary will be required to certify to us that the stockholder acquired the shares to be repurchased either (1) directly from us or (2) from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the investor's immediate or extended family (including the investor's spouse, parents, siblings, children or grandchildren and including relatives by marriage), (ii) through a transfer to a custodian, trustee or other fiduciary for the account of the investor or members of the investor's immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.
Our board of directors, in its sole discretion, may suspend, terminate or amend our share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in our best interest. Our board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010).

3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010).

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012).

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009).

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012).

4.4	Escrow Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 13, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011).

101.1
The following information from the Company's annual report on Form 10-K for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows.

(Back to Index)

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 14, 2012	By:	/s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By:	/s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)