Form 10-K
period 2012-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2013-04-02
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the Registrant's shares of common stock.  The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 13,936,317 shares of common stock held by non-affiliates at June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 27, 2013, there were 27,813,893 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2013.

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
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring non-performing real estate loans and distressed real estate that is being sold at discounted prices. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2012, we owned 13 multifamily properties, one non-performing loan and two performing loans, as described further in “Item 2. Properties” below. We intend to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.
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
On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463), covering a primary public offering of up to 75,000,000 shares of common stock and a public offering pursuant to our distribution reinvestment plan of up to an additional 7,500,000 shares of common stock, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”), and we commenced our initial public offering, which is on-going.  We engaged an affiliate of our Advisor, Resource Securities, Inc. (previously Chadwick Securities, Inc.), or Resource Securities, to serve as the dealer manager of the offering. Pursuant to a dealer manager agreement, we are offering shares of our common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.  We are also offering shares pursuant to our distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of December 31, 2012, a net total of 20,993,303 shares of common stock had been issued in connection with our public offering, resulting in approximately $208.9 million of gross offering proceeds. This share total includes 976,832 issued to stockholders as stock distributions and 110,740 shares bought under the distribution reinvestment plan less 4,500 shares redeemed by the Advisor and 11,077 shares redeemed by investors pursuant to our share redemption program.
On March 22, 2013, our Board of Directors approved the filing of a registration statement to register a follow-on offering. Accordingly, the current offering, which is set to terminate June 16, 2013 may be extended for up to 180 days if we file the registration statement before June 16, 2013. However, we can make no assurances that we will file such a registration statement.

(Back to Index)

(Back to Index)

Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, or REO, usually as a result of foreclosure, (iii) value-add multifamily rental properties, (iv) discounted investment grade commercial mortgage-backed securities, and (v) other real estate related assets we purchase either directly or with a co-investor or joint venture partner. We anticipate holding approximately 55% of our total assets in categories (i) and (ii) listed above, 30% of our total assets in category (iii) and 15% of our assets in category (iv). We seek to acquire these assets at a discount to their perceived value and we may sell or refinance them when market conditions warrant. With respect to the discounted loans, we may negotiate full or discounted payoffs with the borrowers, restructure the loans or acquire title to the underlying properties through receipt of a deed in lieu or through a foreclosure proceeding. With respect to value-add properties, selected REO properties and properties we acquire or control through foreclosure or restructuring, we expect to enhance their value by instituting significant renovations to update their appearance, aggressively marketing them and increasing occupancy in order to realize significant capital appreciation and increase current income. Upon stabilization, we may refinance or sell the properties. We expect to hold any commercial mortgage-backed securities until their maturity, a beneficial selling opportunity presents itself, or the earlier liquidation of our assets.
With respect to our real estate-related debt investments, we are focused on acquiring loans with an acquisition cost of between $5.0 million and $100.0 million that are secured directly or indirectly by multifamily rental or other properties. We plan on acquiring these non-performing and distressed loans on a discounted basis. To the extent that we foreclose on the loan and acquire the underlying property, we plan to reposition the property to enhance its value and, as a result, our portfolio.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $1.8 million in us and as of December 31, 2012, it owned 199,790 shares of our common stock and 49,063 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. In order to more closely align our investment objectives and goals with those of our Advisor, prior to the termination of our initial public offering, our Advisor has agreed to invest 1% of the first $250.0 million invested in us by non-affiliated investors, or up to $2.5 million.
Through our Advisor, we have a management agreement with Resource Real Estate Opportunity Manager, LLC, an affiliate of our Advisor, or our Manager, to provide property management services, as applicable, for most of the properties or other real estate related assets, in each case where our Advisor is able to control the operational management of such properties. Our Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages. Our Manager also manages our real estate-related debt investments.

(Back to Index)

(Back to Index)

Resource Real Estate Management, Inc. d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2012, managed over 66 multifamily rental properties in 18 states with over 19,000 units. Resource Residential has over 500 employees. The senior managers and employees of Resource Residential, acting through Resource Real Estate Opportunity Manager, assist in providing property management as well as construction management services to us. Resource Real Estate Opportunity Manager has subcontracted with Resource Residential to manage some of the real estate investments that we own.
Distributions
Our Board of Directors declared two cash dividends of $0.15 and $0.075 per share of common stock to stockholders of record as of the close of business on May 15, 2012 and December 31, 2012, respectively.
Because we intend to fund cash distributions from cash flow and strategic financings, at this time we cannot guaranty that our board of directors will declare distributions on a set monthly or quarterly basis. Rather, the board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our Board of Directors also declared seven stock distributions (four in 2011 and three in 2012), each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board declared one stock distribution of 0.0075 shares, or 0.75%, for each outstanding share of common stock on December 31, 2012 that was distributed on January 15, 2013.
As of December 31, 2012, our cumulative cash distributions, stock distributions and net losses since our formation were $1.9 million, $9.8 million and $19.7 million, respectively.
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
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

(Back to Index)

(Back to Index)

We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit.com or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
ITEM 1A.     RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Real Estate Investments

As of December 31, 2012, we owned 13 multifamily or student housing properties encompassing approximately 3.9 million rentable square feet. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2012:

Multifamily Community Name	City and State	Number of Units	Date of Acquisition	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (2)	Effective monthly Rental Revenue per Unit (3)
Flagstone Gardens	Houston, TX	292	December 21, 2012	$5,500,000	1978	787	49%	$214
Skyview at Palm Center	Harris County, TX	360	December 19, 2012	$14,425,000	2000	1,163	76%	$186
Foxwood Apartments	Memphis, TN	220	December 7, 2012	$2,275,000	1974	964	80%	$262
Park Forest Apartments	Oklahoma City, OK	216	December 6, 2012	$2,050,000	1974	734	39%	$81
Williamsburg of Cincinnati Apartments	Cincinnati, OH	976	June 20, 2012	$41,250,000	1966	1,099	81%	$692
Cannery Lofts	Dayton, OH	156 (4)	June 6, 2012	$7,100,000 (5)	1838	1,030	96%	$965
The Redford	Houston, TX	856	March 27, 2012	$11,400,000	1979	808	55%	$515
Heatherwood Apartments	Inkster, MI	184	February 18, 2012 (6)	$1,640,000 (6)	1966	700	68%	$593
Campus Club Apartments	Tampa, FL	64	February 21, 2012 (7)	$8,300,000 (7)	2005	1,591	97%	$495
Vista Apartment Homes	Philadelphia, PA	133 (8)	August 2, 2011 (9)	$12,000,000 (9)	1961	878	91%	$1,406
Town Park	Birmingham, AL	270	March 2, 2011 (10)	$6,250,000 (10)	1980	947	91%	$726
Arcadia at Westheimer	Houston, TX	404	October 5, 2010 (11)	$7,800,000 (11)	1980	897	91%	$744
107th Avenue	Omaha, NE	5	August 26, 2010	$250,000	1961	860	100%	$562

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)	Physical occupancy rate is defined as the units occupied as of December 31, 2012 divided by the total number of residential units.

(3)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2012, adjusted for any tenant concessions, such as free rent. Monthly rental revenue per unit only includes base rents for the occupied units, including affordable housing payments and subsidies; and does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(4)	In addition to its apartment units, Cannery Lofts contains ten commercial spaces of which seven are occupied and one parking garage with parking spaces available to rent.

(5)
Cannery Lofts originally served as the collateral for a non-performing note that we purchased on May 13, 2011. On December 21, 2011, we entered into a settlement agreement with the borrower whereby the borrower agreed to a consensual foreclosure of the Cannery Note. We formally received title to the property on June 6, 2012.

(6)
Heatherwood Apartments originally served as collateral for a non-performing note that we purchased on March 15, 2011. On August 8, 2011, we were the successful bidder at a foreclosure sale of the Heatherwood Apartments; however, we did not take title to the property until the borrower's redemption period terminated on February 18, 2012.

(7)
Campus Club Apartments originally served as collateral for a non-performing that we purchased on October 21, 2011. On February 9, 2012, we were the successful bidder at a foreclosure sale of the Campus Club Apartments. We took title to the property on February 21, 2012

(8)
In addition to its apartment units, Vista Apartment Homes (formerly known as Iroquois Apartments) contains five commercial spaces, two of which are occupied, and a number of antennae on the roof of the property that generate additional income.

(9)
Vista Apartment Homes originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011. The contract purchase price for the note was $12.0 million, excluding closing costs. Upon acquiring the note, we contacted the borrower but were unsuccessful in any attempt to

(Back to Index)

(Back to Index)

restructure the loan or negotiate a discounted payoff of the note. After these efforts proved unsuccessful, we scheduled a sheriff's sale of Iroquois Apartments and, on August 2, 2011, we were the successful bidder at such sheriff's sale and formally received title to the property.

(10)
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

(11)
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

Real Estate-Related Investments
As of December 31, 2012, we owned three real estate loans.

Loan Name Location of Related Property or Collateral	Date of Acquisition	Property Type	Loan Type	Payment Type	Purchase Price (1)	Outstanding Principal Balance	Contractual Interest Rate	Maturity Date	Book Value as of December 31, 2012 (2)
Peterson Note Kalamazoo, MI	March 15, 2011	Multifamily	Performing mortgage	Principal and Interest	$210,000	$238,167	Five-year Constant Maturity Treasury Rate plus 2.75%	12/31/2011 (3)	$229,043
Trail Ridge Note Columbia City, IN	March 15, 2011	Multifamily	Performing mortgage	Principal and Interest	$699,999	$1,027,299	Federal Home Loan Bank Community Investment Program Rate plus 2.25%	10/28/2021	$730,158
Deerfield Note (4)	March 21, 2012	Multifamily	Non-performing mortgage	(5)	$10,300,000	$19,750,000	(5)	4/1/2017	$10,150,000

(1)	Purchase price represents the amount funded by us to acquire the loan and does not include closing costs and direct acquisition fees.

(2)	Book value of real estate loans receivable represents outstanding principal balance adjusted for unamortized acquisition discounts, acquisition fees, and direct acquisition costs.

(3)
After acquisition, the borrower under the Peterson Note defaulted by failing to pay the balance due upon maturity. We have negotiated a forbearance agreement with the borrower, and the borrower has continued to pay in accordance with the forbearance agreement.

(4)
On July 19, 2012, we were the successful bidder at the foreclosure sale of the property securing the Deerfield Note, a 166 unit multifamily townhome community located in Hermantown, Minnesota. The title to the property was transferred to us on January 20, 2013 after the expiration of the borrower's statutory redemption period.

(5)
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
Not applicable.

(Back to Index)

(Back to Index)

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 27, 2013, we had 27,813,893 shares of common stock outstanding held by a total of 7,900 stockholders. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to our initial public offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist the Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participate in our initial public offering, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2012. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our Advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. Our Advisor expects to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until we have completed our offering stage. We will consider our offering stage complete when 18 months have passed since our last sale of shares in a public offering of equity securities, whether that last sale was in this initial public offering or a public follow-on offering. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).
Unregistered Sale of Equity Securities
During 2012, we did not issue any securities that were not registered under the Securities Act.
Use of Proceeds of Registered Securities
On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933. We are offering a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7,500,000 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities is the dealer manager of our offering.  As of December 31, 2012, we had sold 20,993,303 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of approximately $208.9 million. In addition, 110,740 shares were purchased under our distribution reinvestment plan, which generated additional gross offering proceeds of approximately $1.1 million.
From the commencement of our public offering through December 31, 2012, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, and Resource Securities reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offerings.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions	$13,094,153
Dealer manager fees	5,876,521
Other organization and offering costs (excluding underwriting compensation)	4,961,390
Total expenses	$23,932,064
From the commencement of our ongoing initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $175.3 million. As of December 31, 2012, we have used the net proceeds from our ongoing initial public offering to acquire approximately $140.0 million in real estate and real estate-related investments and to fund $19.3 million of capital expenditure projects to improve certain of our investments. Of the amount used for the purchase of our investments, approximately $4.6 million was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
During the quarter ended December 31, 2012, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2012	—	$—	3,283	(3)
November 2012	—	$—	3,283	(3)
December 2012	7,794	$6.58	11,077	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2012 were made pursuant to our share redemption program.
(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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
All redemption requests tendered were honored for the year ended December 31, 2012.

(Back to Index)

(Back to Index)

Distribution Information
On April 17, 2012, our Board of Directors authorized a special, one-time cash distribution in the amount of $0.15 per share of common stock, or $1.9 million. In addition, on December 31, 2012, our Board of Directors declared a cash distribution of $0.075 per share (paid on January 15, 2013).
Because we intend to fund cash distributions from cash flow and strategic financings, at this time we cannot guaranty that our board of directors will declare distributions on a set monthly or quarterly basis. Rather, the board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our Board of Directors also declared seven stock distributions (four in 2011 and three in 2012), each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board declared one stock distribution of 0.0075 shares, or 0.75%, for each outstanding share of common stock on December 31, 2012 that was distributed on January 15, 2013.
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
Our Board of Directors has authorized, and may continue to authorize in the future, special cash distributions. Our Board of Directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. Although we have had little cash flow from operations available for cash distributions during the early stages of our development, we have declared, and paid two cash distributions to date. The first distribution, on May 31, 2012 was funded from proceeds of a non-recourse mortgage loan secured by the Vista Apartment Homes and the second, paid on January 15, 2013, was funded by cash flow from operations of certain cash flowing properties. To the extent permitted by Maryland law, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from advances from our Advisor or sponsor or from our Advisor's deferral of its asset management fee, although we have no present intention to do so. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
For the year ended December 31, 2012, we paid aggregate cash distributions of $1.9 million, including $841,000 of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2012 was $10.3 million and net cash used in operating activities was $3.5 million. Our cumulative cash distributions and net loss from inception through December 31, 2012 were $1.9 million and $19.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
In addition to cash distributions, our Board of Directors has, and may in the future, declare stock distributions. Although there are a number of factors that we will consider in connection with a declaration, such stock distributions are most likely to be declared if our Board of Directors believes that (i) our portfolio had appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders. Such a stock distribution would be intended to have the same effect as raising the price at which our shares of common stock are offered. We note that most of the investment opportunities that we are seeing in the market at this time are investments that are attractive more so because of their appreciation potential rather than because of their current yield. Especially in this environment and during an ongoing public offering, distributions in shares of our common stock may be in the long-term best interests of our stockholders.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
As of December 31, 2012, our Advisor has granted 17,550 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 1,077 have been forfeited and returned to the Advisor as of December 31, 2012. The outstanding shares will vest ratably over the next three years, and 10,895 of these shares have vested as of December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

(Back to Index)

(Back to Index)

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to our financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. See also “Forward-Looking Statements” preceding Part I.
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
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of December 31, 2012, we have acquired seven multifamily properties, eight non-performing promissory notes (six of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$17,188	$3,976
Gain on foreclosures	4,138	—
Gain on payoff of loan held for investment	—	250
Interest income	197	161
Total revenues	21,523	4,387

Expenses:
Rental operating	12,583	4,251
Acquisition costs	3,703	1,881
Foreclosure costs	195	400
Management fees - related parties	1,988	674
General and administrative	3,364	2,736
Loss on property impairment	400	—
Loss on disposal of assets	246	—
Depreciation and amortization expense	9,029	1,564
Total expenses	31,508	11,506
Loss before other expenses	(9,985)	(7,119)

Other (expense) income:
Interest expense	(546)	(10)
Insurance proceeds in excess of cost basis	188	—
Net loss	$(10,343)	$(7,129)
Revenues: During the years ended December 31, 2012 and 2011, we recorded income primarily from rents from our multifamily and student housing properties and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds from our offerings. The increase in rental income is due to the increased number of operating properties we owned from four to 13 as compared to the year ended December 31, 2011. During the year ended December 31, 2012, we also recorded total gains $4.1 million attributed to the foreclosure of four non-performing mortgages. During the year ended December 31, 2011, we recorded a gain of $250,000 from the payoff of a non-performing loan by the borrower.
Expenses.  Our rental operating expenses increased for the year ended December 31, 2012 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.  The $670,000 increase in general and administrative expenses consisted of a decrease in our company level expenses of $400,000, which was more than offset by an increase in property level general and administrative expenses of $1.9 million.  The decrease in company level expenses consisted primarily of a $200,000 decrease in payroll expense allocated to us by our Advisor, a decrease in professional fees of $100,000 and a decrease in travel costs of $100,000. General and administrative expenses increased at the property level from $800,000 in 2011 to $1.1 million for the year ended December 31, 2012 due to the operation of nine additional properties we acquired directly or through foreclosure subsequent to December 31, 2011. General and administrative expenses for these nine new properties was $1.9 million for 2012. Acquisition costs for the year ended December 31, 2012, related to the acquisition of six properties and one loan for a total of $3.7 million as compared to the acquisition of four loans (all subsequently foreclosed on) and a $3.0 million loan portfolio for the year ended December 31, 2011.  The $536,000 increase in interest expense is due to the draw downs on our line of credit and our entry into a mortgage loan in 2012. The asset carrying value for one property was determined to exceed its estimated fair value and, therefore, we recorded a $400,000 loss on impairment during 2012.

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
Capital Expenditures. We deployed a total of $16.0 million in capital during the year ended December 31, 2012 for capital expenditures as follows: (a) $8.0 million at the Redford to complete apartment rehabs, enhance landscaping, repair pavements and foundations, install upgraded HVAC systems, install new security gates, and a new security system, and convert pools to salt water; $1.5 million is budgeted to complete the renovations; (b) $4.0 million at the Williamsburg Apartments for new carports, playgrounds, unit rehabs, renovated garages, roof repairs and pool conversions; $1.5 million is still budgeted to complete the renovations; (c) $2.0 million at The Vista Apartment Homes for deferred maintenance, rehab of units, renovations to the exterior of the buildings and to update the common areas; $1.5 million is still budgeted to be deployed at the Vista Apartment Homes to complete this project; and (d) the majority of the remaining amounts deployed for capital expenditures relate to turnover at our existing older properties, specifically Aracadia, Town Park, and Heatherwood. An additional $8.0 million in capital expenditures is budgeted to be deployed at the four properties we acquired in December over the next two years.
Ongoing Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.  As of December 31, 2012, a net total of 20,882,562 shares of common stock had been issued in connection with our public offering, plus 110,740 shares issued pursuant to our distribution reinvestment plan, resulting in total gross proceeds of approximately $208.9 million.  We have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering.  If we are unable to raise substantial funds, this could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and limiting our ability to make distributions to our stockholders.
On March 22, 2013, our Board of Directors approved the filing of a registration statement to register a follow-on offering. Accordingly, the current offering, which is set to terminate June 16, 2013 may be extended for up to 180 days if we file the registration statement before June 16, 2013. However, we can make no assurances that we will file such a registration statement.
Revolving Credit Facility. On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A., or Bank of America,.  Under the Credit Facility, we may borrow up to $25.0 million, or the Facility Amount. The interest rate on borrowings is London InterBank Offered Rate, or LIBOR, (0.208% at December 31, 2012) plus 3.0%.  Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used for working capital, property improvements and other general corporate purposes. We incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount. As of December 31, 2012, we had outstanding borrowings of $760,000 under the Credit Facility.
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

(Back to Index)

(Back to Index)

We are currently in compliance with all such covenants.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
Mortgage Debt. On April 3, 2012, we entered into a mortgage loan, or the Iroquois Mortgage Loan, with Berkadia Commercial Mortgage, LLC for $9.2 million.  The Iroquois Mortgage Loan matures on May 1, 2017 and bears interest at one-month LIBOR plus 2.61%.
The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding may be prepaid in full after the first year of its term with payment of a prepayment premium in the amount of 1% of the principal being repaid, and with no prepayment premium during the last three months of its term.  The Iroquois Mortgage Loan is secured by a first mortgage line on the assets of the Vista Apartment Homes (formerly Iroquois Apartments), including the land, fixtures, improvements, leases, rents and reserves.
The Iroquois Mortgage Loan contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all as set forth in the Iroquois Mortgage Loan.  We are currently in compliance with all such covenants.
Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 35% of the cost of our real estate investments if unstabilized and 65% to 70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets. We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds from our offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Operating Properties. As of December 31, 2012, we owned a multifamily property located in Omaha, Nebraska, four multifamily properties located in Houston, Texas (Arcadia at Westheimer, The Redford, Skyview at Palm Center and Flagstone Gardens), a multifamily property located in Birmingham, Alabama (Town Park), a multifamily property located in Dayton, Ohio (Cannery Lofts), a multifamily property located in Philadelphia, Pennsylvania (Vista Apartment Homes), a multifamily property located in Inkster, Michigan (Heatherwood Apartments), a student housing property located in Tampa, Florida (Campus Club), a multifamily property located in Cincinnati, Ohio (Williamsburg Apartments), a multifamily property located in Oklahoma City, Oklahoma (Foxwood Apartments), and a nonperforming note secured by a multifamily property located in Duluth, Minnesota.  We have also acquired a portfolio of small bank loans of which we still own two remaining performing notes that are secured by multifamily properties located in Michigan and Indiana.
Organization and Offering Costs. Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of December 31, 2012 and 2011, a total of $0 and $1.9 million, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of December 31, 2012 and 2011, we directly paid for organization and offering costs totaling $3.7 million and $2.4 million, respectively.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 11 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2012 exceeded the charter imposed limitation; however, the conflicts committee of our board of directors determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company during the early stage of our operations.
Distributions
Our Board of Directors declared two cash dividends of $0.15 and $0.075 per share of common stock to stockholders of record as of the close of business on May 15, 2012 and December 31, 2012, respectively.
Because we intend to fund cash distributions from cash flow and strategic financings, at this time we cannot guaranty that our board of directors will declare distributions on a set monthly or quarterly basis. Rather, the board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
Our Board of Directors also declared seven stock distributions (four in 2011 and three in 2012), each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board declared one stock distribution of 0.0075 shares, or 0.75%, for each outstanding share of common stock on December 31, 2012 that was distributed on January 15, 2013.
For the year ended December 31, 2012, we paid aggregate cash distributions of $1.9 million, including $841,000 of distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2012 was $10.3 million and net cash used in operating activities was $3.5 million. Our cumulative cash distributions and net loss from inception through December 31, 2012 were $1.9 million and $19.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Funds from Operations and Modified Funds from Operations
Funds from operations, or FFO is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.

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
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs have been and will continue to be funded from the proceeds of our offering and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

	Years Ended
	December 31,
	2012	2011
Net loss – GAAP	$(10,343)	$(7,129)
Depreciation expense	4,838	890
FFO	(5,505)	(6,239)
Adjustments for straight-line rents	(6)	(103)
Amortization of intangible lease assets	4,191	674
Impairment charge	400	—
Gain relating to fair value adjustments on properties	(2,947)	—
Acquisition costs	3,703	1,881
MFFO	$(164)	$(3,787)

Basic and diluted loss per common share - GAAP	$(0.69)	$(1.26)
FFO per share	$(0.37)	$(1.10)
MFFO per share	$(0.01)	$(0.67)

(Back to Index)

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
Real Estate Purchase Price Allocation. We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.
We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management's estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
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
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with a tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
Valuation of Real Estate Assets
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
Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in our future cash flows analysis would result in an incorrect assessment of our assets' future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.
Loans Held for Investment, Net
Real estate loans held for investment are recorded at cost and reviewed for potential impairment at each balance sheet date. A loan held for investment is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan's contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.
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
We make estimates of the collectability of our tenant receivables in relation to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
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

(Back to Index)

(Back to Index)

Adoption of New Accounting Standard
Fair Value Measurements.  In May 2011, Financial Accounting Standards Board, or FASB, issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for us beginning January 1, 2012.
Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
From January 1 to March 27, 2013, we raised approximately $51.7 million in offering proceeds through the issuance of approximately 5.2 million shares of common stock under our initial public offering.  As of March 27, 2013, approximately 48.7 million shares remained available for sale to the public under our initial public offering, exclusive of shares available under our distribution reinvestment plan.
On January 22, 2013, the borrower's redemption period relating to the Deerfield Note terminated and we took possession of the property securing the Deerfield Note.
On March 28, 2013, we purchased the Armand Place Apartments, a 244 unit, multifamily residential apartment community located in Houston, Texas, for $11.8 million.
On March 13, 2013, we purchased the Kenwick Place and Canterbury Apartments, a 244 unit, multifamily residential apartment community located in Lexington, Kentucky, for $6.9 million.
On March 7, 2013, we entered into an agreement to sell Town Park Apartments for $10.25 million. We can make no assurances that we will ultimately sell this property.
We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

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
There were no disagreements with our independent registered public accountants during the year ended December 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework. Based upon this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

(Back to Index)

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our chief executive officer and chief financial officer. Our Code of Conduct and Ethics may be found at http://www.resourcereit.com, on the Prospectus/SEC Filings page.
The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Financial Statement Schedules

i.	Schedule III Real Estate and Accumulated Depreciation

ii.	Schedule IV - Mortgage Loans on Real Estate

(c)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Subscription Agreement, included as Appendix B to prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Post-Effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

4.4	Escrow Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 13, 2010)
10.1	Third Amended and Restated Advisory Agreement (incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)
10.2	Management Agreement (incorporated by reference to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed September 15, 2009)
10.3	Dealer Manager Agreement, including Form of Selected Dealer Agreement and Form of Placement Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 13, 2010)
10.4
Agreement for Sale and Purchase of Loan by and between U.S. Bank National Association and Resource Real Estate Opportunity OP, LP dated March 7, 2012 (incorporated by reference to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.5
Promissory Note by Deerfield Luxury Townhomes, LLC in favor of Deutsche Banc Mortgage Capital, L.L.C. dated March 30, 2007 (incorporated by reference to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.6
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Deerfield Luxury Townhomes, LLC and Deutsche Banc Mortgage Capital, L.L.C. dated March 30, 2007 (incorporated by reference to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

(Back to Index)

(Back to Index)

10.7
Agreement of Purchase and Sale and Escrow Instructions by and between Tritex Real Estate Advisors II, Inc. and RRE Bristol Holdings, LLC dated March 19, 2012 (incorporated by reference to Post-Effective Amendment No. 8 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2012)

10.8
Purchase and Sale Agreement by and between Prudential Mortgage Capital Funding, LLC and Resource Real Estate Opportunity OP, L.P. dated June 6, 2012 (incorporated by reference to Post-Effective Amendment No. 9 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed July 13, 2012)

21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

April 1, 2013	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	April 1, 2013
JONATHAN Z. COHEN

/s/ Thomas J. Ikeler	Director	April 1, 2013
THOMAS J. IKELER

/s/ Gary Lichtenstein	Director	April 1, 2013
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	April 1, 2013
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	April 1, 2013
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	April 1, 2013
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 1, 2013

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Investments:
Rental properties, net	$129,502	$28,549
Loans held for investment, net	11,109	17,997
Identified intangible assets, net	1,641	276
	142,252	46,822

Cash	29,858	15,202
Restricted cash	158	—
Stock subscriptions receivable	3,038	1,686
Tenant receivables, net	216	60
Deposits	413	64
Prepaid expenses and other assets	1,026	407
Deferred financing costs, net	561	222
Deferred offering costs	3,015	4,243
Total assets	$180,537	$68,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$9,043	$—
Distribution payable	1,671	—
Due to related parties, net	696	3,928
Revolving credit facility	760	—
Accounts payable and accrued expenses	3,863	1,445
Tenant prepayments	321	94
Security deposits	865	322
Total liabilities	17,219	5,789

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 22,291,810 and 8,458,669 shares issued, respectively; and 22,277,030 and 8,454,169 shares outstanding, respectively)	223	84
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	196,089	74,258
Accumulated deficit	(32,995)	(11,426)
Total stockholders’ equity	163,318	62,917
Total liabilities and stockholders’ equity	$180,537	$68,706

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$17,188	$3,976
Gain on foreclosures	4,138	—
Gain on payoff of loan held for investment	—	250
Interest income	197	161
Total revenues	21,523	4,387

Expenses:
Rental operating	12,583	4,251
Acquisition costs	3,703	1,881
Foreclosure costs	195	400
Management fees - related parties	1,988	674
General and administrative	3,364	2,736
Loss on property impairment	400	—
Loss on disposal of assets	246	—
Depreciation and amortization expense	9,029	1,564
Total expenses	31,508	11,506
Loss before other expenses	(9,985)	(7,119)

Other (expense) income:
Interest expense	(546)	(10)
Insurance proceeds in excess of cost basis	188	—
Net loss	$(10,343)	$(7,129)

Comprehensive loss	$(10,343)	$(7,129)

Weighted average common shares outstanding	14,886	5,652

Basic and diluted loss per common share	$(0.69)	$(1.26)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	2,438	$24	50	$1	$21,388	$(2,190)	$19,223
Issuance of common stock	5,805	58	—	—	57,689	—	57,747
Syndication costs	—	—	—	—	(6,924)	—	(6,924)
Distributions of common stock	211	2	—	—	2,105	(2,107)	—
Net loss and comprehensive loss	—	—	—	—	—	(7,129)	(7,129)
Balance at December 31, 2011	8,454	84	50	1	74,258	(11,426)	62,917
Issuance of common stock	12,957	130	—	—	128,817	—	128,947
Proceeds from distribution reinvestment plan	111	1	—	—	1,051	—	1,052
Syndication costs	—	—	—	—	(15,588)	—	(15,588)
Distributions of common stock	766	8	—	—	7,654	(7,662)	—
Cash distributions	—	—	—	—	—	(3,564)	(3,564)
Share redemptions	(11)	—	—	—	(103)	—	(103)
Net loss and comprehensive loss	—	—	—	—	—	(10,343)	(10,343)
Balance at December 31, 2012	22,277	$223	50	$1	$196,089	$(32,995)	$163,318

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,343)	$(7,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreclosures	(2,947)	—
Gain on payoff of loan held for investment	—	(250)
Depreciation and amortization	9,029	1,564
Amortization of deferred financing costs	192	—
Insurance proceeds in excess of cost basis	(188)	—
Accretion of discount and direct loan fees and costs	(18)	(48)
Loss on property impairment	400	—
Loss on disposal of assets	246	—
Changes in operating assets and liabilities, net of acquisitions:
Escrow reserves	313	—
Tenant receivables, net	(148)	(38)
Deposits	(381)	(44)
Prepaid expenses and other current assets	(187)	(147)
Insurance proceeds received	288	—
Due to related parties, net	(2,005)	(276)
Accounts payable and accrued expenses	1,944	555
Tenant prepayments	127	(3)
Security deposits	156	317
Net cash used in operating activities	(3,522)	(5,499)
Cash flows from investing activities:
Proceeds received on payoff of loan held for investment	—	815
Property acquisitions	(76,698)	—
Loan acquisitions	(10,300)	(30,538)
Capital expenditures	(15,879)	(4,064)
Principal payments received on loans	478	24
Cash received on foreclosure of loans held for investment	518	462
Net cash used in investing activities	(101,881)	(33,301)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	127,492	55,589
Payment of deferred financing costs	(127)	(229)
Increase in borrowings	23,483	—
Principal payments on borrowings	(14,360)	—
Distributions paid on common stock	(841)	—
Syndication costs	(15,588)	(6,924)
Net cash provided by financing activities	120,059	48,436
Net increase in cash	14,656	9,636
Cash at beginning of period	15,202	5,566
Cash at end of period	$29,858	$15,202

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, has been engaged to manage the day-to-day operations of the Company.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million.
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers. The private offering which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million, net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock in 2011 for $315,000 and 141,500 shares during the year ended December 31, 2012 for approximately $1.3 million.
On June 16, 2010, the Company’s registration statement on Form S-11 (File No. 333-160463), registering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its public offering.  The Company is offering shares of common stock in its ongoing primary offering for $10 per share, with discounts available to certain categories of investors.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  As of December 31, 2012, the Company has raised aggregate gross offering proceeds of $208.9 million, which resulted in the issuance of 20,993,303 shares of common stock, including the 176,500 shares purchased by the Advisor.
Subsequently, from January 1 to March 27, 2013, the Company raised $51.7 million in offering proceeds through the issuance of 5.2 million shares of common stock.  As of March 27, 2013, 48.7 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
The Company has acquired, and intends to continue to acquire, real estate-related debt and equity that has been significantly discounted due to the effects of recent economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it intends to target this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for its taxable year ended December 31, 2012.  The Company also operates its business in a manner that should permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	Wilmington, Delaware
Resource Real Estate Opportunity OP, LP	N/A	N/A	Wilmington, Delaware
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Vista”)	Vista	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	Wilmington, Delaware
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, Florida
RRE Heatherwood Holdings, LLC (“Heatherwood”)	Heatherwood	184	Inkster, Michigan
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, Texas
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, Ohio
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, Ohio
RRE Skyview Holdings, LLC ("Skyview")	Skyview	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Park Forest	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	Foxwood	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	Flagstone	292	Houston, TX
N/A - not applicable
All intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Standard
The adoption of the following standard issued by the Financial Accounting Standards Board (“FASB”) did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Fair Value Measurements.  In May 2011, FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability.  This guidance became effective for the Company beginning January 1, 2012 and did not result in a material impact to the consolidated financial statements.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Rental Properties
The Company records acquired rental properties at fair value. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for permanent impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the year ended December 31, 2012, we recorded a $400,000 impairment charge for one of our properties.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Allocation of the Purchase Price of Acquired and Foreclosed Assets
The cost of rental properties acquired as a fee interest and rental properties which are acquired through foreclosing on a loan are allocated to net tangible and intangible assets based on relative fair values.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values. Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.
In allocating purchase price, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period.  Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
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
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if it were vacant.  Management’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

The future minimum rental payments to be received from noncancelable operating leases are $12.3 million and $96,000 for the years ending December 31, 2013 and 2014, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2012 and 2011, there were allowances for uncollectible receivables of $29,000 and $4,000, respectively.
Deferred Offering Costs
Through December 31, 2012, the Advisor has advanced $5.9 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date and are the major component of Due to Related Parties as reflected on the consolidated balance sheets.  As of December 31, 2012 and 2011, $5.9 million and $1.4 million, respectively, have been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of December 31, 2012 and 2011, the Company had no TRSs.
The Company evaluates the benefits of tax positions taken or expected to be taken in its tax returns.  Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company.  The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in its consolidated financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months.
The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven separate 1.5% stock distributions issued to stockholders of record and one 0.75% stock distribution to stockholders of record on December 31, 2012.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2012	2011
Non-cash activities:
Investor contributions held in escrow which converted to common stock	$1,686	$627
Property and intangibles received on foreclosure of loans held for investment	19,746	17,788
Stock distributions issued	7,662	2,107
Cash distributions on common stock declared but not yet paid	1,671	—
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	875	—

Cash paid during the period for:
Interest	$328	$3

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$17,284	$2,727
Building and improvements	110,098	25,453
Furniture, fixtures and equipment	6,461	1,312
Construction in progress	1,083	12
	134,926	29,504
Less: accumulated depreciation	(5,424)	(955)
	$129,502	$28,549
Depreciation expense for the years ended December 31, 2012 and 2011 was $4.3 million and $890,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note.  Possession of the property was obtained in February 2012 (see Note 6 - Heatherwood).  The face value of the performing notes as of December 31, 2012 and 2011 was $1.3 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $316,000 and $344,000 at December 31, 2012 and 2011, respectively.
On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the “Deerfield Note”), which is secured by a first priority mortgage on a multifamily rental community in Duluth, Minnesota.  The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs. On July 19, 2012, the Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note; however, as of December 31, 2012, the Company had not yet taken title to the property, as the borrower's redemption period did not terminate until January 2013. On January 22, 2013, the Company took title to the property. The Company is still evaluating the impact of the foreclosure on the operating results.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Current	$959	9%	$956	5%

Delinquent:
30−89 days	10,150	91%	8,300	46%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	8,741	49%
	$11,109	100%	$17,997	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	December 31,
	2012	2011
Loans:
Performing	$959	$956
Nonperforming	10,150	17,041
Total	$11,109	$17,997

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
The Company has individually evaluated each loan for impairment and determined that there were no impairments as of December 31, 2012, with the exception of the troubled debt restructuring which is impaired.  Based on the evaluation performed on the troubled debt restructuring, although the loan is impaired, the Company did not record an impairment charge because the borrower is continuing to make payments and the collateral value exceeds the balance of the loan held for investment. There was no allowance for credit losses as of December 31, 2012 or charge-offs for the year then ended.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

NOTE 6 – ACQUISITIONS AND FORECLOSURES
The values of certain assets and liabilities acquired are based on preliminary valuations and are subject to adjustment as additional information is obtained.  The Company has up to 12 months from the date of foreclosure to finalize the valuation (see Note 16 for gain recorded on foreclosures).
Campus Club Apartments – Tampa, Florida
On October 21, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Campus Club Note”), which was secured by a first priority mortgage on a student housing community located in Tampa, Florida, known as the Campus Club Apartments.  The contract purchase price for the Campus Club Note was $8.3 million, plus closing costs.  The Company paid an acquisition fee of $176,000, or 2% of the purchase price and closings costs, to the Advisor.  The Company foreclosed on the Campus Club Note on February 9, 2012 and received title to the property on February 21, 2012.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. Based on the appraisal of the property obtained on January 10, 2013, the Company revalued the assets and liabilities retroactive to the purchase date and recorded the adjustments in the fourth quarter of 2012. The adjustments included reallocations of amounts originally recorded as land, buildings and in-place leases. An increase in fair value of $688,000 was also recorded (see Note 16). The following table presents the adjusted fair value of the net assets acquired (in thousands):

Rental property:
Land	$1,650
Buildings	5,965
Site improvements	285
Personal property	200
8,100
Acquired intangibles − in-place leases	435
Fair value assigned	$8,535
Heatherwood Apartments – Inkster, Michigan
On March 15, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Heatherwood Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Inkster, Michigan.  The contract purchase price for the Heatherwood Note was $1.6 million, plus closing costs.  The Company paid an acquisition fee of $34,000, or 2% of the purchase price and closing costs, to the Advisor.  On August 18, 2011, the Company was the successful bidder (for $1.9 million) at the foreclosure sale of the Heatherwood Apartments.  The Company’s bid approximated the fair value of the Heatherwood Apartments based on an independent appraisal.  The Company received title and took possession of the property on February 18, 2012 upon the termination of the borrower’s redemption period.
The following table presents the fair value (in thousands) of the Heatherwood Apartments and related net assets acquired in exchange for the Heatherwood Note:

Rental property:
Land	$310
Buildings	1,412
1,722
Acquired intangibles − in-place leases	178
Security deposit liability	(11)
Fair value assigned	$1,889

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

The Redford – Houston, Texas
On March 27, 2012, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as the Redford (formerly known as the Bristol Apartments) for $11.4 million, plus closing costs.  The Company paid an acquisition fee of $195,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. Based on the appraisal of the Redford obtained on December 28, 2012, the Company revalued the assets and liabilities retroactive to the purchase date and recorded the adjustments in the fourth quarter of 2012. The adjustments included reallocations of amounts originally recorded as land, building and in-place leases. The following table presents the adjusted fair value of the net assets acquired (in thousands):

Rental property:
Land	$4,073
Buildings	4,750
Site improvements	401
Furniture, fixtures & equipment	262
Tenant improvements	84
9,570
Acquired intangibles − in-place leases	1,558
Leasing commissions	209
Legal & marketing costs	63
Fair value assigned	$11,400
Cannery Lofts – Dayton, Ohio
On May 13, 2011, the Company purchased, at a discount, a non-performing promissory note (the “Cannery Note”), which was secured by a first priority mortgage on a multifamily rental apartment community in Dayton, Ohio, known as the Cannery Lofts.  The contract purchase price for the Cannery Note was $7.1 million, plus closing costs.  The Company paid an acquisition fee of $147,000, or 2% of the purchase price and closing costs, to the Advisor.  On June 6, 2012, the Company was the successful bidder at the foreclosure sale of the Cannery Lofts.  The Company received title on June 6, 2012 and took possession of the Cannery Lofts on June 19, 2012.
The Company estimated the fair value of certain assets and liabilities at the date of purchase. Based on an appraisal of the Cannery Lofts obtained on February 19, 2013, the Company revalued the assets and liabilities retroactive to the purchase date and recorded the adjustments in the fourth quarter of 2012. The adjustments included reallocations of amounts originally recorded as land, buildings and in-place leases. An increase in fair value of $2.0 million was also recorded (see Note 16). The following table presents the adjusted fair value of the net assets acquired (in thousands):

Land	$160
Buildings	7,418
Site improvements	10
Parking garage	392
Tenant improvements	93
Personal property	200
8,273
Acquired intangibles − in-place leases	609
Leasing commissions	27
Legal fees	8
Fair value assigned	$8,917

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Williamsburg Apartments – Cincinnati, Ohio
On June 20, 2012, the Company purchased a multifamily residential rental apartment complex located in Cincinnati, Ohio, known as the Williamsburg Apartments, for $41.3 million, plus closing costs.  The Company paid an acquisition fee of $827,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. Based on an appraisal of the Williamsburg Apartments obtained on September 6, 2012, the Company revalued the assets and liabilities retroactive to the purchase date and recorded the adjustments in the third quarter of 2012. The adjustments included reallocations of amounts originally recorded as land, building and in-place leases. The following table presents the adjusted fair value of the net assets acquired (in thousands):

Rental property:
Land	$3,223
Site Improvements	2,758
Buildings	32,353
Personal Property	1,007
39,341
Acquired intangibles − in-place leases	1,909
Prepaid real estate insurance	49
Accrued expenses	(37)
Security deposits	(208)
Prepaid rents	(29)
Fair value assigned	$41,025
Park Forest Apartments - Oklahoma City, Oklahoma
On December 6, 2012, the Company purchased a multifamily residential rental apartment complex located in Oklahoma City, Oklahoma, known as Park Forest Apartments, for $2.0 million, plus closing costs.  The Company paid an acquisition fee of $44,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$572
Buildings	1,389
1,961
Acquired intangibles − in-place leases	88
Prepaid real estate insurance	14
Security deposits	(16)
Fair value assigned	$2,047

The Company is in the process of obtaining an appraisal in order to finalize the valuation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Foxwood Apartments - Memphis, Tennessee
On December 7, 2012, the Company purchased a multifamily residential rental apartment complex located in Memphis, Tennessee, known as the Foxwood Apartments, for $2.2 million, plus closing costs.  The Company paid an acquisition fee of $49,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$591
Buildings	1,449
2,040
Acquired intangibles − in-place leases	236
Prepaid real estate insurance	16
Accrued expenses	(57)
Security deposits	(32)
Prepaid rents	(1)
Fair value assigned	$2,202

The Company is in the process of obtaining an appraisal in order to finalize the valuation.
Skyview at Palm Center - Harris County, Texas
On December 19, 2012, the Company purchased a multifamily residential rental apartment complex located in Harris County, Texas, known as the Skyview at Palm Center, for $14.4 million, plus closing costs.  The Company paid an acquisition fee of $290,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$2,535
Buildings	11,283
13,818
Acquired intangibles − in-place leases	608
Prepaid real estate insurance	49
Accrued expenses	(14)
Security deposits	(40)
Prepaid rents	(14)
Fair value assigned	$14,407

The Company is in the process of obtaining an appraisal in order to finalize the valuation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Flagstone Gardens - Houston, Texas
On December 21, 2012, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as the Flagstone Gardens, for $5.5 million, plus closing costs.  The Company paid an acquisition fee of $111,000, or 2% of the purchase price and closing costs, to the Advisor.
The Company estimated the fair value of certain assets and liabilities based on preliminary valuations at the date of purchase. The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$1,444
Buildings	3,795
5,239
Acquired intangibles − in-place leases	262
Prepaid real estate insurance	54
Security deposits	(13)
Fair value assigned	$5,542

The Company is in the process of obtaining an appraisal in order to finalize the valuation.
NOTE 7 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consisted of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $7.0 million and $1.1 million as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $5.3 million and $807,000, respectively.  The weighted-average remaining life of the rental leases is nine months and one month as of December 31, 2012 and 2011, respectively.  The value of leasing commissions totaled $306,000 and $0 respectively, net of accumulated amortization of $306,000 and $0, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes, an apartment community owned by the Company and located in Philadelphia, Pennsylvania, is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the years ended December 31, 2012 and 2011 was $4.5 million and $675,400, respectively.
Expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter, is as follows (in thousands):

2013	$1,447
2014	16
2015	16
2016	16
2017	16
Thereafter	130
$1,641
NOTE 8 – MORTGAGE NOTE PAYABLE
On April 3, 2012, the Company entered into a mortgage loan (the “Iroquois Mortgage Loan”) for $9.2 million.  The Iroquois Mortgage Loan bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61%. The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Loan may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last quarter of its term. The Iroquois Mortgage Loan is secured by a first lien mortgage on the assets of the Vista Apartment Homes.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

The following is a summary of the mortgage note payable (in thousands, except percentages):

Collateral	Balance Outstanding at December 31, 2012	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartments	$9,043	5/1/2017	2.82%	(1)	$38

(1)	One-month LIBOR of 0.208% (as of December 31, 2012) plus 2.61% margin.
Annual principal payments on the mortgage note payable for each of the next five years ending December 31 are as follows (in thousands):

2013	$195
2014	201
2015	207
2016	212
2017	8,228
$9,043
     The mortgage note payable is recourse only with respect Vista Apartment Homes, subject to certain limited standard exceptions, as defined in the mortgage note. The Company has guaranteed the mortgage note by executing a guarantee with respect to the property.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.
NOTE 9 – REVOLVING CREDIT FACILITY
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”).  Under the Credit Facility, the Company may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility are secured by certain of the Properties and is guaranteed by the Company.  The Company paid certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount. As of December 31, 2012, the Company had outstanding borrowings of $760,000 under the Credit Facility which was secured by certain of the Company’s Properties with an aggregate value of $33.8 million.  The Company recorded interest expense of $328,000 during the year ended December 31, 2012.
The Credit Facility matures on December 2, 2014, and may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 3.0%.  The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty.
The Credit Facility requires minimum tangible net worth and unencumbered liquid assets. The Company is in compliance with all of its covenants at December 31, 2012.
NOTE 10 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of December 31, 2012 and 2011 was approximately $193,000 and $6,000, respectively.  Estimated amortization of the existing deferred financing costs for the years ending December 31, are as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

2013	$244
2014	218
2015	42
2016	41
2017	16
$561
NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.  The amounts payable to such related parties are summarized in the following table (in thousands):

	December 31,
	2012	2011
Due to related parties:
Advisor and its affiliates	$119	$3,685
Resource Securities, Inc.	268	152
Resource Real Estate Opportunity Manager, LLC	303	85
Other	6	6
	$696	$3,928
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the advisory agreement for another year on September 15, 2012. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
Acquisition fees. The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the years ended December 31, 2012 and 2011 , the Advisor earned and received $2.2 million and $714,000, respectively, in acquisition fees.
Asset management fees. The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the years ended December 31, 2012 and 2011, the Advisor earned $987,000 and $343,000, respectively, in asset management fees.  As of December 31, 2012 and 2011, a total of $10,000 and $22,000 of asset management fees due to the Advisor were unpaid.
Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  There were no properties sold during the years ended December 31, 2012 and 2011 and, therefore, no disposition fees were earned.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.  For the years ended December 31, 2012 and 2011, the Advisor earned and received $119,100 and $0 in debt financing fees, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds. For the years ended December 31, 2012 and 2011, such organization and offering costs paid by the Advisor totaled $292,018 and $2.3 million, respectively.  As of December 31, 2012 and 2011, a total of $0 and $1.9 million, respectively, of advances from the Advisor for organization and offering costs were unpaid and due to the Advisor.
Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the years ended December 31, 2012 and 2011, the Advisor charged the Company $551,827 and $800,000, respectively, for these operating expenses.  As of December 31, 2012 and 2011, a total of $28,000 and $1.8 million respectively, of these advances were unpaid and due to the Advisor.

Relationship with Resource Real Estate Opportunity Manager
Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager is entitled to specified fees upon the provision of certain services, including construction management fee and property management/debt servicing fees.  For the years ended December 31, 2012 and 2011, the Manager earned $941,000 and $301,000, respectively, in property management fees.  As of December 31, 2012 and 2011, a total of $118,000 and $46,000, respectively, of those fees were unpaid and due to the Manager.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.  For the year ended December 31, 2012 and 2011, the Manager earned and received $4,500 and $0 in debt servicing fees, respectively.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of December 31, 2012 and 2011 totaled $184,000 and $73,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities,” formerly known as Chadwick Securities, Inc.), an affiliate of the Advisor, has been engaged to serve as the Company’s dealer-manager and is responsible for marketing the Company’s shares in its public offering.  Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company pays Resource Securities a selling commission of up to 7% of gross public offering proceeds and a dealer-manager fee of up to 3% of gross offering proceeds.
Resource Securities reallows all selling commissions earned and up to 1% of the dealer-manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.  Additionally, the Company may reimburse Resource Securities for bona fide due diligence expenses.
For the years ended December 31, 2012 and 2011, Resource Securities earned selling commissions and dealer manager fees of $12.4 million and $5.5 million, respectively.  There were no due diligence expense reimbursements during the years ended December 31, 2012 and 2011.  As of December 31, 2012 and 2011, a total of $277,000 and $152,000, respectively, of these fees were unpaid and due to Resource Securities.  A portion of these unpaid balances as of 2012 have been offset by $8,500 of certain expenses paid by the Company on behalf of Resource Securities.
Relationship with Other Related Parties

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the years ended December 31, 2012 and 2011, the Company paid legal fees to Ledgewood totaling $131,000 and $31,000, respectively.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $623,000 and $335,000 for printing services during the years ended December 31, 2012 and 2011, respectively.
NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2012, the Company had issued an aggregate of 1,283,727 shares of its $0.01 par value common stock in connection with its private offering, and 21,008,880 shares of its common stock (including stock dividends and shares issued under the distribution reinvestment plan - see below) in connection with its currently ongoing public offering.  On June 15, 2010, the Advisor exchanged 4,500 common shares for 45,000 shares of the Company’s convertible stock. Additionally, 11,077 shares of common stock were redeemed by stockholders for $110,736 during 2012, pursuant to the Company's share redemption program. Therefore, 22,277,030 shares of common stock are outstanding as of December 31, 2012.
Convertible Stock
As of December 31, 2012 and 2011, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the year ended December 31, 2012, the Company redeemed its shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2012	—	—	3,283	(3)
November 2012	—	—	3,283	(3)
December 2012	7,794	$6.58	11,077	(3)

(1)	All redemptions of equity securities by the Company in the year ended December 31, 2012 were made pursuant to the Company's share redemption program.

(2)	The redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	The Company currently limits the dollar value and number of shares that may be redeemed under the program.
All redemption requests tendered were honored during the year ended December 31, 2012.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2012

The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
The Company's board of directors, in its sole discretion, may suspend, terminate or amend the Company's share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in the Company's best interest. The Company's board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund the Company's share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.
Distribution Reinvestment Plan
As of December 31, 2012, a total of 110,740 shares have been issued under the distribution reinvestment plan.
Distributions
On May 31, 2012, the Company paid a special cash distribution of $1.9 million ($0.15 per common share) to stockholders of record as of the close of business on May 15, 2012, which was funded from a portion (approximately 20%) of the proceeds from the Iroquois Mortgage Loan.  Approximately $1.1 million of the distribution was reinvested in shares of the Company’s common stock pursuant to the distribution reinvestment plan.

On November 15, 2012, the Company's Board of Directors declared another special cash distribution of $1.7 million ($0.075 per common share) to stockholders of record as of the close of business on December 31, 2012, which was paid on January 15, 2013,  which was funded from certain cash flowing properties. Approximately $1.1 million of these distributions was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan.
The Company has declared seven quarterly stock distributions of 0.015 shares and one quarterly distribution of 0.0075 shares per each share of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $9.7 million as of December 31, 2012.
NOTE 13 – FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to the their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
DECEMBER 31, 2012

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
The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
For the year ended December 31, 2012:
Assets:
Cannery	$—	$—	$8,917	$8,917
Heatherwood	—	—	1,889	1,889
Campus Club	—	—	8,535	8,535
Rental properties, net	$—	$—	$19,341	$19,341

For the year ended December 31, 2011:
Assets:
Town Park	$—	$—	$6,250	$6,250
Vista	—	—	12,000	12,000
Rental properties, net	$—	$—	$18,250	$18,250
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$11,109	$11,109	$17,997	$17,997

Mortgage note payable	$(9,043)	$(9,043)	$—	$—

Revolving credit facility	$(760)	$(760)	$—	$—
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
NOTE 14 – OPERATING EXPENSE LIMITATION WAIVER
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2012 exceeded the charter imposed limitation; however, the conflicts committee of the board of directors determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations.
NOTE 15 – GAIN ON INSURANCE CLAIM

(Back to Index)

On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the property damage and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected insurance proceeds of $275,000, net of the $25,000 deductible.  During the year ended December 31, 2012, the Company received insurance proceeds of $275,000.  Additional non-capitalizable expenses incurred in conjunction with the claim totaled $1,000.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.  An additional receivable of $13,000 for the loss of rental income was recorded to rental income, which was received in 2012.
NOTE 16 – GAIN ON FORECLOSURES
The Company recorded the following gains related to foreclosures that occurred during the year ended December 31, 2012:

•
Crestwood Notes.  On March 14, 2012, the Company received $346,000 from the guarantor of the Crestwood Notes in full satisfaction of certain guarantees entered into by an affiliate of the borrower with the original lender.

•
Heatherwood Note.  On the day of foreclosure, the fair value of the property exceeded the Company’s carrying value of the Heatherwood Note by $248,000.  Pursuant to a settlement agreement with the borrower dated May 25, 2012, the Company received $625,000 related to insurance proceeds from a loss at the Heatherwood Apartments prior to foreclosure.  In May 2012, the Company also recorded adjustments to security deposits totaling $14,000.

•
Cannery Note.  On February 19, 2013, an appraisal of the fair value of the property on the date of foreclosure was completed. The results revealed that, on the day of foreclosure, the Company’s fair value of the property exceeded the carrying value of the Cannery Note by $2.0 million. An additional payment of $306,000 was received by the Company in satisfaction of a settlement agreement with the borrower under the Cannery Note. The Company also recorded adjustments to security deposits totaling $99,000, which reduced the gain.

•
Campus Club Note. On January 10, 2013, an appraisal of the fair value of the Company on the date of foreclosure was completed. The results revealed that, on the day of foreclosure, the Company’s fair value of the property exceeded the carrying value of the Campus Club Note by $688,000.

NOTE 17 – SUBSEQUENT EVENTS
From January 1, 2013 to March 27, 2013, the Company raised approximately $51.7 million in offering proceeds through the issuance of approximately 5.2 million shares of common stock under its initial public offering.  As of March 27, 2013, approximately 48.7 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On January 22, 2013, the Company took title to the property securing the Deerfield Note after the borrower's redemption period terminated.
On March 28, 2013, the Company purchased the Armand Place Apartments, a 244 unit, multifamily residential apartment community located in Houston, Texas, for $11.8 million.
On March 13, 2013, the Company purchased Kenwick Place and Canterbury Apartments, a 244 unit, multifamily residential apartment community located in Lexington, Kentucky, for $6.9 million.
On March 7, 2013, the Company entered into an agreement to sell Town Park Apartments for $10.25 million. The Company can make no assurances that it will ultimately sell this property.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2012
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$—	$225	$13	$238	$(19)	1961	8/26/2010	3 - 27.5 years
Omaha, NE

Residential	—	7,800	3,180	10,980	(1,114)	1978	10/5/2010	3 - 27.5 years
Houston, TX

Residential	—	6,250	1,343	7,593	(690)	1980	3/2/2011	3 - 27.5 years
Birmingham, AL

Residential	—	12,000	1,469	13,469	(654)	1961	8/2/2011	3 - 27.5 years
Philadelphia, PA

Residential	—	1,640	(78)	1,562	(62)	1966	2/18/2012	3 - 27.5 years
Inkster, MI

Residential	—	8,300	(150)	8,150	(267)	2005	10/21/2011	3 - 27.5 years
Tampa, FL

Residential	—	7,100	1,319	8,419	(265)	1838	6/6/2012	3 - 27.5 years
Dayton, OH

Residential	—	41,025	2,318	43,343	(920)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH

Residential	—	11,400	6,717	18,117	(1,023)	1982	3/29/2012	3 - 27.5 years
Houston, TX

Residential	—	2,050	11	2,061	(5)	1974	12/6/2012	3 - 27.5 years
Oklahoma City, OK

(Back to Index)

(Back to Index)

Residential	—	2,275	4	2,279	(5)	1974	12/7/2012	3 - 27.5 years
Memphis, TN

Residential	—	5,500	11	5,511	—	1978	12/21/2012	3 - 27.5 years
Houston, TX

Residential	—	14,425	20	14,445	—	2000	12/19/2012	3 - 27.5 years
Harris County, TX
	$—	$119,990	$16,177	$136,167	$(5,024)

	Years Ended
	December 31,
	2012	2011
Balance, beginning of the period	$29,504	$8,401
Additions during period:
Acquisitions	95,188	17,039
Improvements, etc.	11,475	4,064
Balance, at close of period	$136,167	$29,504

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2012
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	n/a	n/a	$1,058	$730	$—

Residential Kalamazoo, MI	Variable interest rate between 7.0 and 7.39%	12/30/2013	n/a	n/a	242	229	—

Residential Hermantown, MN	Fixed interest rate of 5.995%	4/1/2017	n/a	n/a	10,300	10,150	—
					$11,600	$11,109	$—

Year Ended December 31,
2012
Balance, beginning of the period	$17,997
Additions	27
New loans	10,300
Reductions	(487)
Foreclosures	(16,728)
Balance, end of the period	$11,109