Form 10-Q
period 2013-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2013-05-15
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 8, 2013, there were 31,700,892 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Rental properties, net	$160,896	$129,502
Loans held for investment, net	959	11,109
Identified intangible assets, net	2,055	1,641
	163,910	142,252

Cash	55,504	29,858
Restricted cash	58	158
Stock subscriptions receivable	1,674	3,038
Tenant receivables, net	205	216
Deposits	375	413
Prepaid expenses and other assets	634	1,026
Deferred financing costs, net	502	561
Deferred offering costs	2,181	3,015
Total assets	$225,043	$180,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$8,994	$9,043
Distribution payable	709	1,671
Due to related parties, net	976	696
Revolving credit facility	760	760
Accounts payable and accrued expenses	5,694	3,863
Tenant prepayments	376	321
Security deposits	1,140	865
Total liabilities	18,649	17,219

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 28,018,494 and 22,612,417 shares issued, respectively; and 27,983,405 and 22,601,340 shares outstanding, respectively)	280	223
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	246,328	196,089
Accumulated deficit	(40,215)	(32,995)
Total stockholders’ equity	206,394	163,318
Total liabilities and stockholders’ equity	$225,043	$180,537

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$7,603	$2,126
Gain on foreclosures	67	594
Interest income	54	50
Total revenues	7,724	2,770

Expenses:
Rental operating	5,212	1,559
Acquisition costs	686	1,080
Foreclosure costs	39	—
Management fees - related parties	820	294
General and administrative	972	909
Loss on property impairment	539	—
Loss on disposal of assets	37	—
Depreciation and amortization expense	2,909	601
Total expenses	11,214	4,443
Loss before other (expense) income	(3,490)	(1,673)

Other (expense) income:
Gain on forfeiture/redemption of stock	21	—
Interest expense	(125)	(31)
Insurance proceeds in excess of cost basis	—	151
Net loss	$(3,594)	$(1,553)

Comprehensive loss	$(3,594)	$(1,553)

Weighted average common shares outstanding	22,612	10,088

Basic and diluted loss per common share	$(0.16)	$(0.15)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	22,277	$223	50	$1	$196,089	$(32,995)	$163,318
Issuance of common stock	5,368	53	—	—	53,338	—	53,391
Proceeds from distribution reinvestment plan	195	2	—	—	1,855	—	1,857
Syndication costs	—	—	—	—	(6,408)	—	(6,408)
Distributions of common stock	167	2	—	—	1,669	(1,671)	—
Cash distributions	—	—	—	—	—	(1,955)	(1,955)
Share redemptions	(24)	—	—	—	(215)	—	(215)
Net loss and comprehensive loss	—	—	—	—	—	(3,594)	(3,594)
Balance at March 31, 2013	27,983	$280	50	$1	$246,328	$(40,215)	$206,394

The accompanying notes are an integral part of this consolidated statement.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,594)	$(1,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on foreclosures	(67)	(248)
Loss on disposal of assets	37	—
Loss on property impairment	539	—
Depreciation and amortization	2,909	601
Amortization of deferred financing costs	59	28
Amortization of deferred offering costs	1,334	580
Insurance proceeds in excess of cost basis	—	(151)
Accretion of discount and direct loan fees and costs	(9)	(9)
Changes in operating assets and liabilities, net of acquisitions:
Escrow reserves	100	—
Tenant receivables, net	11	(34)
Deposits	38	(48)
Prepaid expenses and other current assets	405	40
Insurance proceeds received	—	125
Deferred offering costs	(500)	(649)
Due to related parties, net	280	(11)
Accounts payable and accrued expenses	1,748	25
Tenant prepayments	32	(35)
Security deposits	72	41
Net cash provided by (used in) operating activities	3,394	(1,298)
Cash flows from investing activities:
Property acquisitions	(18,386)	(11,376)
Loan acquisitions	—	(10,300)
Capital expenditures	(6,393)	(604)
Principal payments received on loans	9	196
Cash received on foreclosure of loans held for investment	—	518
Net cash used in investing activities	(24,770)	(21,566)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	54,541	23,195
Payment of deferred financing costs	—	(159)
Increase in borrowings	—	650
Principal payments on borrowings	(49)	(250)
Distributions paid on common stock	(1,062)	—
Syndication costs	(6,408)	(2,818)
Net cash provided by financing activities	47,022	20,618
Net increase (decrease) in cash	25,646	(2,246)
Cash at beginning of period	29,858	15,202
Cash at end of period	$55,504	$12,956

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, has been engaged to manage the day-to-day operations of the Company.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. As of March 31, 2013, the Advisor had purchased 226,500 shares of common stock totaling $2.0 million.
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share. The private offering, which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million, net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010 (see Note 12).
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
As of March 31, 2013, the Company has raised aggregate gross proceeds as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	25,289,187	251,600
Shares issued through stock distributions	1,143,910	—
Shares issued through distribution reinvestment plan	306,170	2,900
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total shares issued	28,018,494	$267,200
Subsequently, from April 1 to May 8, 2013, the Company has raised an additional $33.8 million in offering proceeds through the issuance of 3.4 million shares of common stock.  As of May 8, 2013, 44.8 million shares remained available for sale to the public under the primary public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On March 22, 2013, the Company's Board of Directors approved the filing of a registration statement to register a follow-on offering. Accordingly, the current offering, which is set to terminate June 16, 2013 may be extended for up to 180 days if the Company files the registration statement before June 16, 2013. However, the Company can make no assurances that it will file such a registration statement.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended, for its taxable year ended December 31, 2012.  The Company also operates its business in a manner intended to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, Nebraska
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, Texas
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park	270	Birmingham, Alabama
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, Pennsylvania
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, Florida
RRE Heatherwood Holdings, LLC (“Heatherwood”)	Heatherwood	184	Inkster, Michigan
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, Texas
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, Ohio
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, Ohio
RRE Skyview Holdings, LLC ("Skyview")	Skyview at Palm Center	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Park Forest	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	Foxwood	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	Flagstone Gardens	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	Kenwick & Canterbury	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Armand Place	244	Houston, TX

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

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

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
For properties to be held or used, an impairment loss will be recorded when such anticipated cash flows are less than the carrying value of the assets to the extent that the carrying value exceeds the estimated fair value of the properties.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. For the three months ended March 31, 2013, the Company recorded a $539,000 impairment charge for one of its properties.
Loans Held for Investment, Net
The Company records acquired performing loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  The Company considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  A TDR may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

Allocation of the Purchase Price of Acquired and Foreclosed Assets
The cost of rental properties acquired directly as fee interests and rental properties which are acquired through foreclosing on a loan are allocated to net tangible and intangible assets based on their relative fair values.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and to identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships. Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.
In allocating the purchase price, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period.  Management also estimates costs to execute similar leases, including leasing commissions and legal and other related expenses, to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
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
The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.  Initial purchase price allocations are subject to change until all information is finalized, which is generally within one year of the acquisition date.
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
The specific timing of a property disposition is measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property.  If the criteria for gain recognition under the full-accrual method are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

The future minimum rental payments to be received from noncancelable operating leases are $14.9 million and $238,000 for the 12 month periods ending March 31, 2014 and 2015, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At March 31, 2013 and December 31, 2012, allowances for uncollectible receivables totaled $16,000 and $29,000, respectively.
Deferred Offering Costs
Through March 31, 2013, the Advisor has advanced $4.0 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date.   As of both March 31, 2013 and December 31, 2012, $3.9 million had been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of March 31, 2013 and December 31, 2012, the Company had no TRSs.
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

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the period.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, the convertible shares (discussed in Note 12) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions and two 0.75% stock distributions issued to stockholders. Common stock shares issued and authorized on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these nine distributions.
Reclassification
The line item “Due to related parties, net” included in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2012 has been reclassed to separate line items -“Deferred offering costs”, “Due to related parties, net”, and "Amortization of deferred offering costs" to conform with the presentation for the three months ended March 31, 2013.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	March 31, 2013	December 31, 2012
Non-cash activities:
Investor contributions held in escrow which have converted to common stock	$3,038	$1,686
Properties and intangibles received on foreclosure of loans held for investment	10,300	19,746
Stock distributions issued	1,671	7,662
Cash distributions on common stock declared but not yet paid	709	1,671
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	—	875

Cash paid during the period for:
Interest	$68	$328
NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$24,856	$17,284
Building and improvements	133,789	110,098
Furniture, fixtures and equipment	7,720	6,461
Construction in progress	2,007	1,083
	168,372	134,926
Less: accumulated depreciation	(7,476)	(5,424)
	$160,896	$129,502
Depreciation expense for the three months ended March 31, 2013 and for the year ended December 31, 2012 was $2.0 million and $4.3 million, respectively.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note.  Possession of the property was obtained in February 2012 (see Note 6 - Heatherwood) and the property was subsequently sold in April 2013 (see Note 17).  The face value of the performing notes as of both March 31, 2013 and December 31, 2012 was $1.3 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $307,000 and $316,000 at March 31, 2013 and December 31, 2012, respectively.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Current	$959	100%	$959	9%

Delinquent:
30−89 days	—	—%	10,150	91%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$959	100%	$11,109	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	March 31, 2013	December 31, 2012
Loans:
Performing	$959	$959
Nonperforming (Deerfield)	—	10,150
Total	$959	$11,109
One of the Company’s two performing promissory notes matured on December 31, 2011 with an unpaid balance of $238,000 that is currently in default.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower continues to pay the debt service payments as required by the forbearance agreement.
The Company has individually evaluated each loan for impairment and determined that, as of March 31, 2013, one loan is unimpaired and the troubled debt restructuring is impaired.  Based on the evaluation performed on the troubled debt restructuring, although the loan is impaired, the Company did not record an impairment charge because the borrower is current on its payments under the forbearance agreement and the value of the collateral securing the loan exceeds the balance of the loan held for investment.
There was no allowance for credit losses or charge-offs as of March 31, 2013.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

NOTE 6 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
The Company had acquired 13 properties as of December 31, 2012 that contained 3.9 million rentable square feet. The table below summarizes these acquisitions and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	Date of Acquisition	Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Total Fair Values Assigned
Flagstone Gardens (2)	12/21/2012	$5,500		$1,444	$3,795	$—	$262	$54	$(13)	$5,542
Skyview at Palm Center (2)	12/19/2012	14,425		2,535	11,283	—	608	49	(68)	14,407
Foxwood Apartments (2)	12/7/2012	2,275		591	1,449	—	236	16	(90)	2,202
Park Forest Apartments (2)	12/6/2012	2,050		572	1,389	—	88	14	(16)	2,047
Williamsburg Apartments	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts	6/6/2012	7,100	(3)	160	7,913	200	609	35	—	8,917
The Redford	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Campus Club Apartments	2/21/2012	8,300	(4)	1,650	6,250	200	435	—	—	8,535
Heatherwood Apartments	2/18/2012	1,640	(5)	310	1,412	—	178	—	(11)	1,889
Vista Apartment Homes	8/2/2011	12,000	(6)	1,163	9,913	—	535	530	(141)	12,000
Town Park	3/2/2011	6,250	(7)	596	5,367	—	287	—	—	6,250
Arcadia at Westheimer	10/5/2010	7,800	(8)	943	6,599	—	258	—	—	7,800
107th Avenue	8/26/2010	250		25	196	—	4	—	—	225

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)
Asset valuations are based on preliminary valuations at date of purchase. The Company is in the process of obtaining an appraisal to finalize the valuation. The Company has up to 12 months from the date of acquisition to finalize the valuation.

(3)
Cannery Lofts originally served as the collateral for a non-performing note that the Company purchased on May 13, 2011. On December 21, 2011, the Company entered into a settlement agreement with the borrower and, subsequently, the Company foreclosed and formally received title to the property.

(4)
Campus Club Apartments originally served as collateral for a non-performing note that the Company purchased on October 21, 2011. On February 9, 2012, the Company was the successful bidder at a foreclosure sale and took title to the property on February 21, 2012.

(5)
Heatherwood Apartments originally served as collateral for a non-performing note that the Company purchased on March 15, 2011. On August 8, 2011, the Company was the successful bidder at a foreclosure sale of the Heatherwood Apartments; the Company formally received title to the property on February 18, 2012. This property was sold in April 2013 (see Note 17). The property has been impaired by $939,000 through March 31, 2013.

(6)
Vista Apartment Homes, formerly known as Iroquois Apartments, originally served as the collateral for a non-performing promissory note that the Company purchased on June 17, 2011. On August 2, 2011, the Company was the successful bidder at a sheriff's sale and formally received title to the property.

(7)
Town Park (formerly known as Crestwood Crossings) originally served as collateral for two non-performing promissory notes that the Company purchased on December 21, 2010. The Company commenced foreclosure proceedings and, on March 2, 2011, formally received title to the property. This property was sold in April 2013 (see Note 17).

(8)
Arcadia at Westheimer originally served as the collateral for a non-performing promissory note that the Company purchased on September 3, 2010. The Company commenced foreclosure proceedings and, on October 5, 2010, formally received title to the property.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

2013 Acquisitions
The Company has acquired three properties, as follows, during the three months ended March 31, 2013. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining appraisals in order to finalize the estimated valuations.
Deerfield
On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the "Deerfield Note"), which was secured by a first priority mortgage on a multifamily rental community in Hermantown, Minnesota. The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs.  The Company paid an acquisition fee of $217,000, or 2% of the purchase price and closing costs, to the Advisor. On July 19, 2012, The Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note and took title to the property on January 22, 2013.
     The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$1,028
Buildings	8,592
9,620
Acquired intangibles − in-place leases	680
Prepaid real estate insurance	1
Security deposits	(4)
Fair value assigned	$10,297

Kenwick & Canterbury
On March 13, 2013, the Company purchased a multifamily residential rental apartment complex located in Lexington, Kentucky, known as Kenwick & Canterbury, for $6.85 million, excluding closing costs.  The Company paid an acquisition fee of $139,000, or 2% of the purchase price and closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,371
Buildings	3,152
6,523
Acquired intangibles − in-place leases	326
Prepaid real estate insurance	7
Accrued real estate taxes	(17)
Prepaid rents	(10)
Security deposits	(74)
Fair value assigned	$6,755
Armand Place
On March 28, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Armand Place, for $11.75 million, excluding closing costs.  The Company paid an acquisition fee of $236,000, or 2% of the purchase price and closing costs, to the Advisor.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,173
Buildings	8,241
11,414
Acquired intangibles − in-place leases	335
Prepaid real estate insurance	8
Accrued real estate taxes	(68)
Prepaid rents	(14)
Security deposits	(45)
Fair value assigned	$11,630
NOTE 7 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consisted of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $8.3 million and $7.0 million as of March 31, 2013 and December 31, 2012, respectively, less accumulated amortization of $6.3 million and $5.3 million, respectively.  The weighted-average remaining life of the rental leases is nine months and one month as of March 31, 2013 and December 31, 2012, respectively.  The leasing commissions, valued at $306,000, were fully amortized as of December 31, 2012.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Total amortization was $929,000 and $201,000 for the three months ended March 31, 2013 and 2012, respectively. Expected amortization for the rental and antennae leases for the next five years ending March 31, and thereafter, is as follows (in thousands):

2014	$1,865
2015	16
2016	16
2017	16
2018	16
Thereafter	126
$2,055
NOTE 8 – MORTGAGE NOTE PAYABLE
On April 3, 2012, the Company, through its operating partnership, entered into a mortgage loan (the “Iroquois Mortgage Loan”) for $9.2 million.  The Iroquois Mortgage Loan bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61%. The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Loan may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last quarter of its term. The Iroquois Mortgage Loan is secured by a first lien mortgage on the assets of the Vista Apartment Homes. The Company recorded interest expense of $64,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.
The following is a summary of the mortgage note payable (dollars in thousands):

Collateral	Balance Outstanding at March 31, 2013	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$8,994	5/1/2017	2.82%	(1)	$38

(1)	One-month LIBOR of 0.208% (as of March 31, 2013) plus 2.61% margin.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

Annual principal payments on the mortgage note payable for each of the next five years ending March 31 are as follows (in thousands):

2014	$197
2015	202
2016	208
2017	215
2018	8,172
$8,994
     The mortgage note payable is recourse only with respect to Vista Apartment Homes, subject to certain limited standard exceptions, as defined in the mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts described in the mortgage note by executing a guarantee with respect to the property.  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.
NOTE 9 – REVOLVING CREDIT FACILITY
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A. (“Bank of America”).  Under the Credit Facility, the Company may borrow up to $25.0 million (the “Facility Amount”). Draws under the Credit Facility are secured by certain of the Company's properties with an aggregate value of $33.8 million and are guaranteed by the Company.  The Company paid certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount. As of both March 31, 2013, and December 31, 2012, the Company had outstanding borrowings of $760,000 under the Credit Facility. The Company recorded interest expense of $2,379 and $2,914 for the three months ended March 31, 2013 and 2012, respectively.
The Credit Facility matures on December 2, 2014, and may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. Interest on outstanding borrowings is incurred at a rate of one-month LIBOR plus 3.0% (3.208% at March 31, 2013).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty.
The Credit Facility requires a certain minimum tangible net worth and a certain amount of unencumbered liquid assets. The Company was in compliance with all of its debt covenants at March 31, 2013.
NOTE 10 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of March 31, 2013 and December 31, 2012 was approximately $257,000 and $193,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending March 31, are as follows (in thousands):

2014	$244
2015	170
2016	41
2017	40
2018	7
$502

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

NOTE 11 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.  The amounts payable to such related parties are summarized in the following table (in thousands):

	March 31, 2013	December 31, 2012
Due to (from) related parties:
Advisor and its affiliates	$(34)	$119
Resource Securities, Inc.	202	268
Resource Real Estate Opportunity Manager, LLC	801	303
Other	7	6
	$976	$696
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
Acquisition fees. The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three months ended March 31, 2013 and 2012, the Advisor earned and received $555,133 and $450,700, respectively, in acquisition fees. As of March 31, 2013, the Advisor was underpaid by $5,304 for the Park Forest acquisition fees and overpaid by $52,189 for the Skyview acquisition fees. The net amount of $46,885 was due from the Advisor at March 31, 2013 and was repaid subsequent to quarter end.
Asset management fees. The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three months ended March 31, 2013 and 2012, the Advisor earned $406,000 and $146,000, respectively, in asset management fees.  As of March 31, 2013 and December 31, 2012, a total of $0 and $10,000, respectively, of asset management fees due to the Advisor were unpaid. For the three months ended March 31, 2013, the Advisor was overpaid by $136,000 for these asset management fees. This amount was due from the Advisor at March 31, 2013 and was repaid subsequent to quarter end.
Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  There were no properties sold during the three months ended March 31, 2013 and 2012 and, therefore, no disposition fees were earned.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which the Advisor provided substantial services.  For the three months ended March 31, 2013 and 2012, the Advisor earned and received $0 and $46,000 in debt financing fees, respectively.  No amounts were unpaid as of March 31, 2013 and December 31, 2012.
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds. For the three months ended March 31, 2013 and 2012, such organization and offering costs paid by the Advisor totaled $103,000 and $247,000, respectively.  As of March 31, 2013 and December 31, 2012, advances from the Advisor for organization and offering costs of $103,000 and $0, respectively, were unpaid and due to the Advisor.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out of pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment.  However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.  For the three months ended March 31, 2013 and 2012, the Advisor charged the Company $101,000 and $283,000, respectively, for these operating expenses, which is included in general and administrative expense.  As of March 31, 2013 and December 31, 2012, a total of $46,000 and $28,000 respectively, of these advances were unpaid and due to the Advisor.
Relationship with Resource Real Estate Opportunity Manager
Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, manages the Company's real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager is entitled to specified fees upon the provision of certain services, including a construction management fee and property management/debt servicing fees.  For the three months ended March 31, 2013 and 2012, the Manager earned $413,000 and $100,000, respectively, in property management fees.  As of March 31, 2013 and December 31, 2012, a total of $250,000 and $118,000, respectively, of those fees were unpaid and due to the Manager.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.  For the three months ended March 31, 2013 and 2012, the Manager earned and received $1,000 and $1,200 in debt servicing fees, respectively.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of March 31, 2013 and December 31, 2012 totaled $551,000 and $184,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.
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
For the three months ended March 31, 2013 and 2012, Resource Securities earned selling commissions and dealer-manager fees of $5.1 million and $2.2 million, respectively.  There were no due diligence expense reimbursements during the three months ended March 31, 2013 and 2012.  As of March 31, 2013 and December 31, 2012, a total of $202,000 and $277,000, respectively, of these fees were unpaid and due to Resource Securities.
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three months ended March 31, 2013 and 2012, the Company paid legal fees to Ledgewood totaling $30,900 and $13,010, respectively.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $132,788 and $213,841 for printing services during the three months ended March 31, 2013 and 2012, respectively.
NOTE 12 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2013 and December 31, 2012, no shares of preferred stock had been issued.
Common Stock and Distribution Reinvestment Plan
As of March 31, 2013, the Company had issued an aggregate of 28,018,494 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	25,289,187	251,600
Shares issued through stock distributions	1,143,910	—
Shares issued through distribution reinvestment plan	306,170	2,900
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total shares issued	28,018,494	$267,200
Convertible Stock
As of March 31, 2013 and December 31, 2012, the Company had 50,000 shares of its $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of one of two events:  first, if the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; and secondly, if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the three months ended March 31, 2013, the Company redeemed shares of its common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	—	—	11,077	(3)
February 2013	—	—	11,077	(3)
March 2013	24,012	$8.07	35,089	(3)

(1)	All redemptions of equity securities by the Company in the three months ended March 31, 2013 were made pursuant to the Company's share redemption program.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	The Company currently limits the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended March 31, 2013.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

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
Distributions
On November 15, 2012, the Company's Board of Directors declared a cash distribution of $1.7 million ($0.075 per common share) to stockholders of record as of the close of business on December 31, 2012, which was paid on January 15, 2013, and which was funded from the cash flow of certain properties. Approximately $1.1 million of this distribution was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. The Company has paid monthly cash distributions in February, March and April 2013 of $0.025 per common share outstanding. For the three months ended March 31, 2013, the Company paid aggregate distributions of $2.9 million, including $1.0 million of distributions paid in cash and $1.9 million of distributions reinvested through the distribution reinvestment plan.
Since its formation, the Company has declared seven quarterly stock distributions of 0.015 shares and two quarterly distributions of 0.0075 shares per each share of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $11.7 million as of March 31, 2013.
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

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

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
The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
For the three months ended March 31, 2013:
Assets:
Deerfield	$—	$—	$10,300	$10,300
Rental properties, net	$—	$—	$10,300	$10,300

For the year ended December 31, 2012:
Assets:
Cannery	$—	$—	$8,917	$8,917
Heatherwood	—	—	1,889	1,889
Campus Club	—	—	8,535	8,535
Rental properties, net	$—	$—	$19,341	$19,341
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$959	$959	$11,109	$11,109

Mortgage note payable	$(8,994)	$(8,994)	$(9,043)	$(9,043)

Revolving credit facility	$(760)	$(760)	$(760)	$(760)
The fair values of the loans held for investment, net, were estimated by comparing the recorded amount of the loans to the fair value of the respective collateral.
The fair value of the mortgage note payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair value of the revolving credit facility equals the carrying amount because the credit facility interest rate is variable.
NOTE 14 – OPERATING EXPENSE LIMITATION WAIVER
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four fiscal quarters ended March 31, 2013 exceeded the charter imposed limitation; however, the conflicts committee determined that the excess was justified for these periods given the costs of operating a public company and the early stage of the Company’s operations.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2013
(unaudited)

NOTE 15 – GAIN ON INSURANCE CLAIM
On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the property damage and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected insurance proceeds of $275,000, net of the $25,000 deductible.  During the three months ended March 31, 2012, the Company received insurance proceeds of $275,000.  Additional non-capitalizable expenses incurred in conjunction with the claim totaled $1,000.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.
NOTE 16 – GAIN ON FORECLOSURES
The Company recorded the following gain related to foreclosures that occurred during the three months ended March 31, 2013:

•
Deerfield.  On January 22, 2013, the date the foreclosure was completed, the Company’s fair value of the property exceeded the carrying value of the Deerfield Note by $148,000. The Company also recorded adjustments to security deposits totaling $81,000, which reduced the gain.

NOTE 17 – SUBSEQUENT EVENTS
From April 1, 2013 to May 8, 2013, the Company raised approximately $33.8 million in offering proceeds through the issuance of approximately 3.4 million shares of common stock under in its initial public offering.  As of May 8, 2013, approximately 44.8 million shares remained available for sale to the public under the initial public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On April 18, 2013, the Company purchased Autumn Wood Apartments, a 196 unit, multifamily residential apartment community located in Hoover, Alabama, for $8.5 million.
The Company sold Heatherwood Apartments for $1.0 million on April 18, 2013. The buyer received seller financing for $800,000 and paid cash of $200,000.
The Company sold Town Park Apartments on April 30, 2013 for $10.25 million and recognized a gain of approximately $2.0 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2012. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We are a Maryland corporation that has acquired, and intends to continue to acquire, a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv). Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisors, LLC, or our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, as amended, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we have initially disclosed.
We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of March 31, 2013, we have acquired nine multifamily properties, eight non-performing promissory notes (seven of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
The following table sets forth the results of our operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$7,603	$2,126
Gain on foreclosures	67	594
Interest income	54	50
Total revenues	7,724	2,770

Expenses:
Rental operating	5,212	1,559
Acquisition costs	686	1,080
Foreclosure costs	39	—
Management fees - related parties	820	294
General and administrative	972	909
Loss on impairment	539	—
Loss on disposal of assets	37	—
Depreciation and amortization expense	2,909	601
Total expenses	11,214	4,443
Loss before other (expense) income	(3,490)	(1,673)

Other (expense) income:
Gain on forfeiture/redemption of stock	21	—
Interest expense	(125)	(31)
Insurance proceeds in excess of cost basis	—	151
Net loss	$(3,594)	$(1,553)

Revenues: During the three months ended March 31, 2013, we recorded income primarily from rents from our multifamily and student housing properties and, to a lesser extent, from interest from both performing promissory notes and interest-bearing bank accounts in which we deposited the proceeds from our offerings. The increase in rental income is due to the increased number of operating properties we owned from seven at March 31, 2012 to 16 at March 31, 2013. During the three months ended March 2013, we recorded an adjustment to gains on foreclosure for the excess of market value over our fair value at one foreclosed property. During the three months ended March 31, 2013, we also recorded an adjustment to gains on foreclosure for the excess of market value over our fair value at one foreclosed property. During the three months ended March 31, 2012 we also recorded adjustments to gains for for both the excess of fair market value at two foreclosed properties over our cost basis and a subsequent payment for a personal guarantee. We also recorded a gain on shares forfeited by investors who redeemed their shares pursuant to our share redemption program during the three months ended March 31, 2013.
Expenses.  Our rental operating expenses increased for the three months ended March 31, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, and depreciation and amortization expenses.  The increase in general and administrative expenses consisted of a decrease in our company level expenses of $350,000, which approximated the increase in property level general and administrative expenses due to the ownership of nine additional properties.  The decrease in company level expenses consisted primarily of a $180,000 decrease in payroll expense allocated to us by our Advisor, and a decrease in professional fees of $140,000 General and administrative expenses increased at the property level from $240,000 during the three months ended March 31, 2012 to $614,000 during the three months ended March 31, 2013 due to the operation of nine additional properties we acquired directly or through foreclosure subsequent to March 31, 2012. Acquisition costs for the three months ended March 31, 2013, related to the acquisition of two properties and one loan for a total of $18.3 million as compared to the acquisition of one loan and one property for $22.0 million for the three months ended March 31, 2012.  The $94,000 increase in interest expense is due to the draw downs on our line of credit and our entry into a mortgage loan in April 2012. We had an insurance claim on one of our properties during the three months ended March 31, 2012 and we received insurance proceeds in excess of their basis. The asset carrying value for one property was determined to exceed its estimated fair value and, therefore,we recorded a $539,000 loss on impairment during the three months ended March 31, 2013.

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
Capital Expenditures. We deployed a total of $6.4 million in capital during the three months ended March 31, 2013 for capital expenditures as follows: (a) $1.5 million at the Redford to complete unit rehabilitations; (b) $1.6 million at the Williamsburg Apartments to complete unit rehabilitations; (c) $700,000 at The Vista Apartment Homes for deferred maintenance, unit rehabilitations, renovations to the exterior of the buildings, and updates to common areas ($800,000 is still budgeted to complete this project); (d) $1.3 million at Flagstone to begin this renovation which includes exterior painting, roofing and unit rehabilitations ($1.7 million is still budgeted to complete these renovations); and (e) the majority of the remaining amounts deployed for capital expenditures were related to turnover at our existing older properties, specifically Arcadia, Town Park, and Heatherwood. An additional $5.8 million in capital is budgeted to be deployed at three of the four properties we acquired in December (excluding Flagstone) over the next two years.
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
Gross offering proceeds. As of March 31, 2013, an aggregate of 28,018,494 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	25,289,187	251,600
Shares issued through stock distributions	1,143,910	—
Shares issued through distribution reinvestment plan	306,170	2,900
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total shares issued	28,018,494	$267,200
On March 22, 2013, our Board of Directors approved the filing of a registration statement to register a follow-on offering. Accordingly, the current offering, which is set to terminate June 16, 2013 may be extended for up to 180 days if we file the registration statement before June 16, 2013. However, we can make no assurances that we will file such a registration statement.
Revolving Credit Facility. On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A. Under the Credit Facility, we may borrow up to $25.0 million, or the Facility Amount. The interest rate on borrowings is the London InterBank Offered Rate, or LIBOR (0.208% at March 31, 2013) plus 3.0%. Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used for working capital, property improvements and other general corporate purposes. We incurred certain closing costs in connection with the Credit Facility, including a loan fee equal to 0.375% of the Facility Amount. As of March 31, 2013, we had outstanding borrowings of $760,000 under the Credit Facility.
The Credit Facility matures on December 2, 2014, and may be extended to December 2, 2015 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Credit Facility. Interest on outstanding borrowings is incurred at a rate of one-month LIBOR plus 3.0%.  We are required to make monthly interest-only payments.  We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.
Our operating partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

(Back to Index)

(Back to Index)

•	we must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Credit Facility plus (ii) $20.0 million;

•	we must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5.0 million or (ii) 20% of the outstanding principal amount of the Credit Facility; and

•	we may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.
We were in compliance with all such covenants as of March 31, 2013.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
Mortgage Debt. On April 3, 2012, we entered into a mortgage loan, or the Iroquois Mortgage Loan, with Berkadia Commercial Mortgage, LLC for $9.2 million.  The Iroquois Mortgage Loan matures on May 1, 2017 and bears interest at one-month LIBOR plus 2.61%.
The Iroquois Mortgage Loan requires monthly payments of principal and interest.  The amount outstanding may be prepaid in full after the first year of its term with payment of a prepayment premium in the amount of 1% of the principal being repaid, and with no prepayment premium during the last three months of its term.  The Iroquois Mortgage Loan is secured by a first mortgage lien on the assets of the Vista Apartment Homes (formerly Iroquois Apartments), including the land, fixtures, improvements, leases, rents and reserves.
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
Operating Properties. As of March 31, 2013, we owned a multifamily property located in Omaha, Nebraska, five multifamily properties located in Houston, Texas (Arcadia at Westheimer, The Redford, Skyview at Palm Center, Flagstone Gardens and Armand Apartments), a multifamily property located in Birmingham, Alabama (Town Park), a multifamily property located in Dayton, Ohio (Cannery Lofts), a multifamily property located in Philadelphia, Pennsylvania (Vista Apartment Homes), a multifamily property located in Inkster, Michigan (Heatherwood Apartments), a student housing property located in Tampa, Florida (Campus Club), a multifamily property located in Cincinnati, Ohio (Williamsburg Apartments), a multifamily property located in Oklahoma City, Oklahoma (Foxwood Apartments), a multifamily property located in Hermantown, Minnesota (Deerfield Apartments) and a multifamily property located in Lexington, Kentucky (Kenwick & Canterbury).  We have also acquired a portfolio of small bank loans of which we still own two remaining performing notes that are secured by multifamily properties located in Michigan and Indiana.
Organization and Offering Costs. Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of March 31, 2013 and December 31, 2012, a total of $100,000 and $0, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of March 31, 2013 and December 31, 2012, we had directly paid for organization and offering costs totaling $4.3 million and $3.7 million, respectively.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer-manager of our public offering, which is an affiliate of our Advisor. During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager

(Back to Index)

(Back to Index)

and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 11 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2013 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for this period given the costs of operating a public company during the early stage of our operations.
Distributions
Our Board of Directors declared three cash dividends of $0.025 per share of common stock to stockholders of record as of the close of business on January 31, 2013, February 28, 2013, and April 1, 2013, respectively. A portion of these cash distributions were reinvested in shares of our common stock pursuant to the distribution reinvestment plan.
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
For the three months ended March 31, 2013, we paid aggregate distributions of $2.9 million, including $1.0 million of distributions paid in cash and $1.9 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2013 was $3.6 million and net cash flow from operations was $3.4 million. For the three months ended March 31, 2013, 100% of our distributions was funded from cash flow from operations. Our cumulative distributions and net loss from inception through March 31, 2013 are $4.8 million and $23.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Our Board of Directors had also declared seven stock distributions (four in 2011 and three in 2012) each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board of Directors declared two quarterly distributions of 0.0075 shares, or 0.75%, for each outstanding share of common stock held of record on December 31, 2012 and March 29, 2013, respectively, that were distributed on January 15, 2013 and April 15, 2013, respectively.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except share and per share amounts).  As a result of the timing of the commencement of our public offering and our active real estate operations, FFO and MFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended
	March 31,
	2013	2012
Net loss – GAAP	$(3,594)	$(1,553)
Depreciation expense	1,981	400
FFO	(1,613)	(1,153)
Adjustments for straight-line rents	(64)	31
Impairment charge	539	—
Gain relating to fair value	(67)	—
Amortization of intangible lease assets	929	201
Acquisition costs	686	1,080
MFFO	$410	$159

Basic and diluted loss per common share - GAAP	$(0.16)	$(0.15)
FFO per share	$(0.05)	$(0.11)
MFFO per share	$0.02	$0.02

Weighted average shares outstanding	22,612	10,088
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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon, and as of the date of, that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2013 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds of Registered Securities
On June 16, 2010, our registration statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act. We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities, Inc. is the dealer-manager of our offering.  As of March 31, 2013, we had sold a total of 28,018,494 shares of our common stock, including 306,170 shares sold pursuant to our distribution reinvestment plan, which generated gross offering proceeds of $267.2 million.
From the commencement of the public offering through March 31, 2013, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to Resource Securities, Inc., which then reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$16,575
Dealer manager fees	7,470
Other organization and offering costs (excluding underwriting compensation)	6,289
Total expenses	$30,334
Through March 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $237.0 million. As of March 31, 2013, we have used the net proceeds to acquire approximately $151.0 million in real estate and real estate-related investments. Of the amount used for the purchase of these investments, approximately $5.6 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities

(Back to Index)

(Back to Index)

During the three months ended March 31, 2013, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	—	—	11,077	(3)
February 2013	—	—	11,077	(3)
March 2013	24,012	$8.07	35,089	(3)

(1)	All redemptions of equity securities in the three months ended March 31, 2013 were made pursuant to our share redemption program.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended March 31, 2013.
We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. Our board of directors will determine at least quarterly whether it has sufficient excess cash to redeem shares. Generally, the cash available for redemptions will be limited to proceeds from our distributions reinvestment plan plus, if we have positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
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
4.1
Form of Subscription Agreement, included as Appendix B to prospectus (incorporated by reference to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2013)

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 15, 2013	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)