Form 10-Q
period 2013-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2013-08-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

1845 Walnut Street, 18th Floor, Philadelphia, PA 19103
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 9, 2013, there were 40,734,850 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Rental properties, net	$202,944	$121,098
Loans held for investment, net	1,756	11,109
Identified intangible assets, net	1,967	1,641
Assets of discontinued operations	216	9,127
	206,883	142,975

Cash	74,919	29,336
Restricted cash	72	158
Stock subscriptions receivable	2,242	3,038
Due from related parties	461	—
Accounts receivable other	312	—
Tenant receivables, net	415	110
Deposits	153	408
Prepaid expenses and other assets	1,632	936
Deferred financing costs, net	697	561
Deferred offering costs	1,058	3,015
Total assets	$288,844	$180,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage note payable	$8,945	$9,043
Revolving credit facility	760	760
Trade accounts payable	2,070	591
Accrued expenses and other liabilities	3,599	2,825
Due to related parties	1,346	671
Tenant prepayments	339	323
Security deposits	1,152	815
Distribution payable	1,183	1,671
Liabilities of discontinued operations	102	520
Total liabilities	19,496	17,219

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 35,896,959 and 22,291,810 shares issued, respectively; and 35,861,870 and 22,277,030 shares outstanding, respectively)	359	223
Convertible stock (par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	315,603	196,089
Accumulated deficit	(46,615)	(32,995)
Total stockholders’ equity	269,348	163,318
Total liabilities and stockholders’ equity	$288,844	$180,537

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$8,512	$2,805	$15,309	$4,333
Gain on foreclosures	—	364	67	364
Interest income	61	52	115	103
Total revenues	8,573	3,221	15,491	4,800

Expenses:
Rental operating	5,260	2,026	9,875	3,078
Acquisition costs	1,831	1,791	2,518	2,871
Foreclosure costs	10	—	49	—
Management fees - related parties	870	331	1,646	586
General and administrative	1,654	786	2,567	1,607
Loss on disposal of assets	4	—	36	—
Depreciation and amortization expense	3,116	857	5,884	1,322
Total expenses	12,745	5,791	22,575	9,464
Loss before other (expense) income	(4,172)	(2,570)	(7,084)	(4,664)

Other (expense) income:
Gain on redemption of stock	—	—	22	—
Interest expense	(122)	(112)	(247)	(143)
Insurance proceeds in excess of cost basis	—	—	—	5
Loss from continuing operations	(4,294)	(2,682)	(7,309)	(4,802)

Discontinued operations:
(Loss) income from discontinued operations	(95)	364	(674)	931
Net gain on disposition	3,173	—	3,173	—
Income from discontinued operations	3,078	364	2,499	931
Net loss and comprehensive loss	$(1,216)	$(2,318)	$(4,810)	$(3,871)

Weighted average common shares outstanding	32,408	12,671	28,894	11,231

Basic and diluted loss per common share	$(0.04)	$(0.18)	$(0.17)	$(0.34)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	22,277	$223	50	$1	$196,089	$(32,995)	$163,318
Issuance of common stock	12,852	128	—	—	127,619	—	127,747
Proceeds from distribution reinvestment plan	377	4	—	—	3,576	—	3,580
Syndication costs	—	—	—	—	(15,260)	—	(15,260)
Distributions of common stock	380	4	—	—	3,794	(3,798)	—
Cash distributions	—	—	—	—	—	(5,012)	(5,012)
Share redemptions	(24)	—	—	—	(215)	—	(215)
Net loss and comprehensive loss	—	—	—	—	—	(4,810)	(4,810)
Balance at June 30, 2013	35,862	$359	50	$1	$315,603	$(46,615)	$269,348

The accompanying notes are an integral part of this consolidated statement.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,810)	$(3,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on foreclosures	(67)	(642)
Loss on disposal of assets	36	—
Loss on property impairment	539	—
Gain on disposition	(3,173)	—
Depreciation and amortization	5,884	1,661
Amortization of deferred financing costs	111	—
Insurance proceeds in excess of cost basis	—	(5)
Accretion of discount and direct loan fees and costs	(9)	(9)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	86	405
Tenant receivables, net	(612)	(130)
Deposits	256	(82)
Prepaid expenses and other current assets	(1,171)	(129)
Insurance proceeds received	—	250
Due to related parties, net	675	(2,397)
Accounts payable and accrued expenses	2,019	1,278
Tenant prepayments	(26)	(59)
Security deposits	70	30
Net cash provided by (used in) operating activities	(192)	(3,700)
Cash flows from investing activities:
Property acquisitions	(63,958)	(52,401)
Proceeds from disposal of properties, net of closing costs	10,043	—
Loan acquisitions	—	(10,300)
Capital expenditures	(13,319)	(3,166)
Principal payments received on loans	12	317
Cash received on foreclosure of loans held for investment	—	518
Net cash used in investing activities	(67,222)	(65,032)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	128,330	51,973
Payment of deferred financing costs	(247)	(117)
Payments for deferred offering costs	1,957	74
Increase in borrowings	—	23,483
Principal payments on borrowings	(98)	(266)
Distributions paid on common stock	(1,922)	(841)
Syndication costs	(15,260)	(6,315)
Net cash provided by financing activities	112,760	67,991
Cash flows from operating activities of discontinued operations	237	(314)
Net increase (decrease) in cash	45,583	(1,055)
Cash at beginning of period	29,336	14,927
Cash at end of period	$74,919	$13,872

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, has been engaged to manage the day-to-day operations of the Company.  The Advisor has agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. As of June 30, 2013, the Advisor had purchased 276,000 shares of common stock totaling $2.5 million.
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share. The private offering, which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million, net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1.00 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010 (see Note 13).
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
As of June 30, 2013, the Company had raised $340.8 million in offering proceeds through the issuance of an aggregate of 34,264,309 shares of its $0.01 par value common stock.
On May 30, 2013 the Company filed a registration statement on Form S-11 to register a follow-on public offering. Pursuant to the registration statement, the Company proposes to register $350,000,000 of its common stock in a primary offering and $35,000,000 of common stock pursuant to the distribution reinvestment plan. The Company expects to commence the follow-on offering during the fourth quarter of 2013. In connection with the filing of this follow-on offering registration statement, the Company has determined to continue offering shares in its current offering beyond June 16, 2013. The Company currently intends to continue offering shares of common stock in its current offering until the earlier of the sale of all $750,000,000 of shares in the primary offering, December 12, 2013, or the date the registration statement relating to the Company's proposed follow-on offering is declared effective by the SEC.
The Company has acquired, and intends to continue to acquire, real estate-related debt and equity that has been significantly discounted due to the effects of economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
The Company is organized and conducts its operations in a manner intended to allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended.  The Company also operates its business in a manner intended to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	Kenwick & Canterbury	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Armand Place	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Autumn Wood	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL

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
JUNE 30, 2013
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
For properties to be held or used, an impairment loss will be recorded when such anticipated cash flows are less than the carrying value of the assets to the extent that the carrying value exceeds the estimated fair value of the properties.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. For the three months ended June 30, 2013, the Company did not record impairment charges at any of its properties. For the six months ended June 30, 2013, the Company recorded a $539,000 impairment charge for one of its properties which is included in (loss) income from discontinued operations.
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

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Allocation of the Purchase Price of Acquired and Foreclosed Assets
The cost of rental properties acquired directly as fee interests and rental properties which are acquired through foreclosing on a loan are allocated to net tangible and intangible assets based on their relative fair values.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and to identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships. Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  In addition, the Company may obtain independent appraisal reports. The information in the appraisal reports along with the aforementioned information available to the Company's management is used in allocating the purchase price. The independent appraisers have no involvement in management's allocation decisions other than providing market information.
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
Discontinued Operations
The Company reports its property dispositions as discontinued operations. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
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
The future minimum rental payments to be received from noncancelable operating leases are $16.8 million and $101,000 for the 12 month periods ending June 30, 2014 and 2015, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At June 30, 2013 and December 31, 2012, allowances for uncollectible receivables totaled $3,000 and $8,000, respectively.
Deferred Offering Costs
Through June 30, 2013, the Advisor has advanced $4.0 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date.   As of both June 30, 2013 and December 31, 2012, $3.9 million had been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.
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

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of June 30, 2013 and December 31, 2012, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the period.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, 50,000 convertible shares (discussed in Note 13) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, and one 0.585% stock distribution issued to stockholders. Common stock shares issued and authorized on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these ten distributions.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	June 30,
	2013	2012
Non-cash activities:
Investor contributions held in escrow which have converted to common stock	$2,242	$1,803
Properties and intangibles received on foreclosure of loans held for investment	—	17,047
Financing provided for disposed property	800	—
Stock distributions issued	3,798	2,904
Cash distributions on common stock declared but not yet paid	1,183	1,671
Stock issued from distribution reinvestment plan	3,580	1,052
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	—	404

Cash paid during the period for:
Interest	$140	$47

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$34,256	$16,378
Building and improvements	165,942	102,037
Furniture, fixtures and equipment	8,991	5,872
Construction in progress	1,974	1,083
	211,163	125,370
Less: accumulated depreciation	(8,219)	(4,272)
	$202,944	$121,098
Depreciation expense for the six months ended June 30, 2013 and 2012 was $4.1 million and $940,000, respectively.
NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note, the Heatherwood Note.  Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (See Note 7).  The face value of the performing notes as of June 30, 2013 and December 31, 2012 was $2.1 million and $1.3 million, respectively. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $303,000 and $316,000 at June 30, 2013 and December 31, 2012, respectively.
On April 18, 2013, the Company originated an $800,000 mortgage loan to the purchaser of the Heatherwood Apartments in connection with the sale of the Heatherwood Apartments to the purchaser by the Company on the same date.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Current	$1,756	100%	$959	9%

Delinquent:
30−89 days	—	—%	10,150	91%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,756	100%	$11,109	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net (in thousands):

	June 30, 2013	December 31, 2012
Loans:
Performing	$1,756	$959
Nonperforming	—	10,150
Total	$1,756	$11,109

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Peterson Note	Trail Ridge Note	Heatherwood Note
Maturity date	12/31/2013	10/28/2021	5/17/2016
Interest rate	7.4%	7.5%	4.0%
Average monthly payment	$3	$8	$11
The Peterson Note matured on December 31, 2011 with an unpaid balance of $238,000 that is currently in default.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012.  This forbearance agreement is considered a troubled debt restructuring.  The borrower continues to pay the debt service payments as required by the forbearance agreement.
The Company has individually evaluated each loan for impairment and determined that, as of June 30, 2013, two loans are unimpaired and the troubled debt restructuring is impaired.  Although the troubled debt restructuring loan is impaired, based on the evaluation performed, the Company did not record an impairment charge because the borrower is current on its payments under the forbearance agreement and the value of the collateral securing the loan exceeds the balance of the loan held for investment.
There was no allowance for credit losses or charge-offs as of and for the six months ended June 30, 2013.
NOTE 6 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of June 30, 2013, the Company had acquired and owned 17 properties that contain 4.8 million rentable square feet. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining appraisals in order to finalize the estimated valuations for the more recent acquisitions. The table below summarizes these acquisitions and the respective fair values assigned (dollars in thousands):

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Multifamily Community Name	City and State	Date of Acquisition		Purchase Price (1)			Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Nob Hill	Winter Park, FL	6/27/2013		$10,100	(2)		$3,659	$5,987	$—	$454	$50	$(61)	$10,089
Village Square	Spring, Texas	6/24/2013		27,200	(2)		4,625	22,369	—	206	40	(170)	27,070
Autumn Wood	Hoover, Alabama	4/18/2013		8,500	(2)		2,003	6,263	—	234	2	(89)	8,413
Armand Place	Houston, TX	3/28/2013		11,750	(2)		3,173	8,241	—	335	8	(127)	11,630
Kenwick & Canterbury	Lexington, KY	3/13/2013		6,850	(2)		3,371	3,152	—	326	7	(101)	6,755
Deerfield	Hermantown, MN	1/22/2013		10,300	(2)	(3)	1,028	8,592	—	680	1	(4)	10,297
The Alcove	Houston, TX	12/21/2012		5,500	(2)		1,444	3,795	—	262	54	(13)	5,542
Cityside Crossing	Houston, TX	12/19/2012		14,425	(2)		2,535	11,283	—	608	49	(68)	14,407
The Reserve at Mount Moriah	Memphis, TN	12/7/2012		2,275	(2)		591	1,449	—	236	16	(90)	2,202
Mosaic	Oklahoma City, OK	12/6/2012		2,050	(2)		572	1,389	—	88	14	(16)	2,047
Williamsburg Apartments	Cincinnati, OH	6/20/2012		41,250			3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts	Dayton, OH	6/6/2012	(4)	7,100			160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012		11,400			4,073	5,235	262	1,558	272	—	11,400
Campus Club Apartments	Tampa, FL	2/21/2012	(5)	8,300			1,650	6,250	200	435	—	—	8,535
Vista Apartment Homes	Philadelphia, PA	8/2/2011	(6)	12,000			1,163	9,913	—	535	530	(141)	12,000
Arcadia at Westheimer	Houston, TX	10/5/2010	(7)	7,800			943	6,599	—	258	—	—	7,800
107th Avenue	Omaha, NE	8/26/2010		250			25	196	—	4	—	—	225

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)
Asset valuations are based on preliminary valuations at date of purchase. The Company is in the process of obtaining an appraisal to finalize the valuation. The Company has up to 12 months from the date of acquisition to finalize the valuation.

(3)
Deerfield originally served as the collateral for a non-performing note that the Company purchased on March 21, 2012. On July 19, 2012, the Company was the successful bidder at a foreclosure sale and formally received title to the property on January 22, 2013.

(4)
Cannery Lofts originally served as the collateral for a non-performing note that the Company purchased on May 13, 2011. On December 21, 2011, the Company entered into a settlement agreement with the borrower and, subsequently, the Company foreclosed and formally received title to the property on June 6, 2012.

(5)
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

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Acquisitions
The Company acquired six properties, as follows, during the six months ended June 30, 2013. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining third-party appraisals in order to finalize these estimated values.
Deerfield
On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the "Deerfield Note") that was secured by a first priority mortgage on a multifamily rental community in Hermantown, Minnesota. The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs.  The Company paid an acquisition fee of $217,000, or 2% of the purchase price including closing costs, to the Advisor. On July 19, 2012, The Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note and took title to the property on January 22, 2013 (see Note 17).
     The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$1,028
Buildings	8,592
9,620
Acquired intangibles − in-place leases	680
Prepaid real estate insurance	1
Security deposits	(4)
Estimated fair value assigned	$10,297
Kenwick & Canterbury
On March 13, 2013, the Company purchased a multifamily residential rental apartment complex located in Lexington, Kentucky, known as Kenwick & Canterbury, for $6.9 million, excluding closing costs.  The Company paid an acquisition fee of $139,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,371
Buildings	3,152
6,523
Acquired intangibles − in-place leases	326
Prepaid real estate insurance	7
Accrued real estate taxes	(17)
Prepaid rents	(10)
Security deposits	(74)
Estimated fair value assigned	$6,755

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Armand Place
On March 28, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Armand Place, for $11.8 million, excluding closing costs.  The Company paid an acquisition fee of $236,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,173
Buildings	8,241
11,414
Acquired intangibles − in-place leases	335
Prepaid real estate insurance	8
Accrued real estate taxes	(68)
Prepaid rents	(14)
Security deposits	(45)
Estimated fair value assigned	$11,630
Autumn Wood
On April 18, 2013, the Company purchased a multifamily residential rental apartment complex located in Hoover, Alabama, known as Autumn Wood, for $8.5 million, excluding closing costs.  The Company paid an acquisition fee of $172,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$2,003
Buildings	6,263
8,266
Acquired intangibles − in-place leases	234
Prepaid real estate insurance	2
Accrued real estate taxes	(67)
Prepaid rents	(6)
Security deposits	(16)
Estimated fair value assigned	$8,413

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Village Square
On June 24, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Village Square, for $27.2 million excluding closing costs.  The Company paid an acquisition fee of $545,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$4,625
Buildings	22,369
26,994
Acquired intangibles − in-place leases	206
Prepaid real estate insurance	40
Accrued real estate taxes	(132)
Prepaid rents	(8)
Security deposits	(30)
Estimated fair value assigned	$27,070

Nob Hill
On June 27, 2013, the Company purchased a multifamily residential rental apartment complex located in Winter Park, Florida, known as Nob Hill, for $10.1 million, excluding closing costs.  The Company paid an acquisition fee of $203,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,659
Buildings	5,987
9,646
Acquired intangibles − in-place leases	454
Prepaid real estate insurance	50
Accrued real estate taxes	(39)
Prepaid rents	(4)
Security deposits	(18)
Estimated fair value assigned	$10,089
NOTE 7 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
The Company reports its property dispositions as discontinued operations. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.  Included in discontinued operations for the three and six months ended June 30, 2013 and 2012 are the operating results of the two properties discussed below.
      The Company sold the Heatherwood Apartments, which was originally obtained through foreclosure in February 2012, to an unaffiliated purchaser for $1.0 million on April 18, 2013 and recognized a loss on disposition of $31,000. The Company provided the purchaser with financing for $800,000 and the purchaser paid cash of $200,000.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

The Company sold the Town Park Apartments to an unaffiliated purchaser on April 30, 2013 for $10.3 million and recognized a gain of approximately $3.2 million on disposition.
The results of discontinued operations are summarized for the three and six months ended June 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$275	$743	$1,081	$1,492
Gain on foreclosure	—	602	—	1,196
Total revenues	275	1,345	1,081	2,688

Expenses:
Rental operating	185	638	788	1,146
Acquisition Costs	—	3	—	3
Management fees - related parties	19	45	62	85
General and administrative	166	92	225	184
Loss on property impairment	—	—	539	—
Depreciation and amortization expense	—	203	141	339
Total expenses	370	981	1,755	1,757
(Loss) income from discontinued operations	(95)	364	(674)	931
Gain on dispositions	3,173	—	3,173	—
Income from discontinued operations	$3,078	$364	$2,499	$931

Weighted average common shares outstanding	32,408	12,671	28,894	11,231

Basic and diluted income per common share	$0.09	$0.03	$0.09	$0.08
NOTE 8 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consisted of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $9.2 million and $7.0 million as of June 30, 2013 and December 31, 2012, respectively, less accumulated amortization of $7.2 million and $5.3 million, respectively.  The weighted-average remaining life of the rental leases is eight months and one month as of June 30, 2013 and December 31, 2012, respectively.  The leasing commissions, valued at $306,000, were fully amortized as of December 31, 2012.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Total amortization was $1.9 million and $201,000 for the six months ended June 30, 2013 and 2012, respectively. Expected amortization for the rental and antennae leases for the next five years ending June 30, and thereafter, is as follows (in thousands):

2014	$1,782
2015	16
2016	16
2017	16
2018	16
Thereafter	121
$1,967

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

NOTE 9 – MORTGAGE NOTE PAYABLE
On April 3, 2012, the Company, through its operating partnership, entered into a mortgage loan (the “Iroquois Mortgage Note”) for $9.2 million.  The Iroquois Mortgage Note bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61% and requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Iroquois Mortgage Note is secured by a first lien mortgage on the assets of the Vista Apartment Homes. The Company recorded interest expense on the Iroquois Mortgage Note of $127,000 and $64,000 for the six months ended June 30, 2013 and 2012, respectively.
The following is a summary of the mortgage note payable (dollars in thousands):

Collateral	Balance Outstanding at June 30, 2013	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$8,945	5/1/2017	2.81%	(1)	$38

(1)	One-month LIBOR (0.195% as of June 30, 2013) plus 2.61% margin.
Annual principal payments on the mortgage note payable for each of the next five years ending June 30 are as follows (in thousands):

2014	$198
2015	204
2016	210
2017	8,333
2018	—
$8,945
     The mortgage note payable is recourse only with respect to the Vista Apartment Homes, subject to certain limited standard exceptions, as defined in the mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts described in the mortgage note by executing a guarantee with respect to the Vista Apartment Homes.  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.
NOTE 10 – REVOLVING CREDIT FACILITY
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A.  On May 23, 2013 the Company amended the Credit Facility to increase the amount it may borrow under the credit facility from $25.0 million to $50.0 million. Draws under the Credit Facility are secured by certain of the Company's properties with an aggregate value of $24.3 million and are guaranteed by the Company.  The amount currently available to be borrowed is $9.5 million. The Company paid certain closing costs in connection with the Credit Facility, including loan fees totaling $318,750. As of both June 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $760,000 under the Credit Facility.
The Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain terms and conditions and payment of an extension fee equal to 0.2% of the amount committed under the Credit Facility at the time of any such extension. Interest on outstanding borrowings is incurred at a rate of one-month LIBOR plus 3.0% (3.195% at June 30, 2013).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty. The Company recorded interest expense of $9,000 and $74,000 for the six months ended June 30, 2013 and 2012, respectively.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

The Credit Facility requires a certain minimum tangible net worth and a certain amount of unencumbered liquid assets. The Company was in compliance with all of its financial debt covenants at June 30, 2013.
NOTE 11 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of June 30, 2013 and December 31, 2012 was approximately $310,000 and $193,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending June 30, is as follows (in thousands):

2014	$305
2015	200
2016	103
2017	89
2018	—
$697
NOTE 12 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.  The amounts payable to such related parties are summarized in the following table (in thousands):

	June 30, 2013	December 31, 2012
Receivables from related parties:
RAI and affiliates	$461	$—

Payables to related parties:
Advisor and its affiliates	$427	$37
Resource Securities, Inc.	251	268
Resource Real Estate Opportunity Manager, LLC	666	360
Other	2	6
	$1,346	$671
Relationship with RAI
The majority of the receivables from related parties represents escrow funds held by RAI for insurance on the Company's properties. The Company's properties are partially self-insured with respect to property and casualty losses. RAI holds the escrow funds related to the self-insurance pool on its books. Therefore unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Acquisition fees. The Company pays the Advisor an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.  For the three and six months ended June 30, 2013 and 2012, the Advisor earned and received acquisition fees of $1.2 million and $1.8 million, respectively and $1.1 million and $1.5 million, respectively. As of June 30, 2013, the Advisor was due $15,897 in fees related to the acquisition of the Williamsburg asset. This amount was paid to the Advisor in July 2013.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Asset management fees. The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  For the three and six months ended June 30, 2013 and 2012, the Advisor earned asset management fees of $500,000 and $914,000, respectively and $203,000 and $350,000, respectively.  As of June 30, 2013 and December 31, 2012, a total of $213,000 and $10,000, respectively, of asset management fees due to the Advisor were unpaid.
Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or 2.75% of the contract sales price.  Two properties were sold during the three and six months ended June 30, 2013 and disposition fees of $116,000 were paid to the Advisor, which are included in general and administrative expenses. No properties were sold during the three and six months ended June 30, 2012 and therefore, no disposition fees were paid during these periods.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which the Advisor provided substantial services.  The Advisor did not earn or receive debt financing fees during the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2012, the Advisor earned and received $73,000 and $119,000 in debt financing fees, respectively.  No amounts were unpaid as of June 30, 2013 and December 31, 2012.
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds. For the three and six months ended June 30, 2013 and 2012, such organization and offering costs paid by the Advisor totaled $99,000 and $203,000, respectively and $45,000 and $292,000, respectively.  As of June 30, 2013 and December 31, 2012, advances from the Advisor for organization and offering costs of $130,000 and $0, respectively, were unpaid and due to the Advisor.
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
For the three and six months ended June 30, 2013, the Advisor charged the Company for these operating expenses $97,000 and $198,000, respectively, which are included in general and administrative expenses. For the three and six months ended June 30, 2012, the Advisor charged the Company $101,000 and $283,000, respectively, for these expenses, which are included in general and administrative expense.  As of June 30, 2013 and December 31, 2012, a total of $67,000 and $28,000 respectively, of these advances were unpaid and due to the Advisor.
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
Property management fees. The Manager is entitled to specified fees upon the provision of certain services, including a construction management fee and property management/debt servicing fees.  For the three and six months ended June 30, 2013 and 2012, the Manager earned property management fees of $371,000 and $784,000, respectively and $218,000 and $318,000, respectively.  As of June 30, 2013 and December 31, 2012, a total of $169,000 and $118,000, respectively, of those fees were unpaid and due to the Manager.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.  For the three and six months ended June 30, 2013 and 2012, the Manager earned and received debt servicing fees of $1,300 and $2,300, respectively, and $1,000 and $2,000, respectively.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.  Reimbursable expenses payable to the Manager or its affiliates as of June 30, 2013 and December 31, 2012 totaled $499,000 and $184,000, respectively.  These reimbursable amounts are non-interest bearing and are due on demand.
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
For the three and six months ended June 30, 2013 and 2012, Resource Securities earned selling commissions and dealer-manager fees of $5.1 million and $12.1 million, respectively and $2.8 million and $5.0 million, respectively.  There were no due diligence expense reimbursements during the three and six months ended June 30, 2013 and 2012.  As of June 30, 2013 and December 31, 2012, a total of $251,000 and $277,000, respectively, of these fees were unpaid and due to Resource Securities.
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive is entitled to receive payments from Ledgewood through 2013.  For the three and six months ended June 30, 2013 and 2012, the Company paid legal fees to Ledgewood totaling $51,384 and $82,284, respectively and $11,517 and $24,526, respectively.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.  The Company paid to Graphic Images $87,099 and $219,886 for printing services during the three and six months ended June 30, 2013, respectively, and $111,355 and $325,000 for printing services during the three and six months ended June 30, 2012, respectively.
NOTE 13 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2013 and December 31, 2012, no shares of preferred stock had been issued.
Common Stock and Distribution Reinvestment Plan
As of June 30, 2013, the Company had issued an aggregate of 35,896,959 shares of its $0.01 par value common stock as follows (dollars in thousands):

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	32,773,588	326,000
Shares issued through stock distributions	1,356,594	—
Shares issued through distribution reinvestment plan	487,550	4,600
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	35,896,959	$343,300
Convertible Stock
As of June 30, 2013 and December 31, 2012, the Company had 50,000 shares of its $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company has paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the three months ended June 30, 2013, the Company did not redeem any shares of its common stock under its share redemption program. During the six months ended June 30, 2013, the Company redeemed $193,675 or 24,012 shares (average redemption price of $8.07 per share), under its share redemption program. All shares tendered and eligible for redemption were redeemed during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company did not redeem any shares of its common stock.
Distributions
For the six months ended June 30, 2013, the Company paid aggregate distributions of $5.5 million, including $1.9 million of distributions paid in cash and $3.6 million of distributions reinvested through the distribution reinvestment plan, as follows. On November 15, 2012, the Company's Board of Directors declared a cash distribution of $1.7 million ($0.075 per common share) to stockholders of record as of the close of business on December 31, 2012, which was paid on January 15, 2013 and which was funded from the cash flow of certain properties. Approximately $1.1 million of this distribution was invested in shares of the Company's common stock pursuant to the distribution reinvestment plan. On November 15, 2012, the Company's Board of Directors declared a cash distribution of $599,000 ($0.025 per common share) to stockholders of record as of the close of business on January 31, 2013, which was paid on February 15, 2013. Approximately $382,000 of this distribution was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. On January 9, 2013, the Company's Board of Directors declared a cash distribution of $647,000 ($0.025 per common share) to stockholders of record as of the close of business on February 28, 2013, which was paid on March 15, 2013. Approximately $420,000 of this distribution was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. On January 9, 2013, the Company's Board of Directors declared a cash distribution of $709,000 ($0.025 per common share) to stockholders of record as of the close of business on April 1, 2013, which was paid on April 15, 2013. Approximately $466,000 of this distribution was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. On March 22, 2013, the Company's Board of Directors declared a cash distribution of $770,000 ($0.025 per common share) to stockholders of record as of the close of business on April 30, 2013, which was paid on May 1, 2013. Approximately $512,000 of this distribution was invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. On May 10, 2013, the Company's Board of Directors declared two cash distributions of $1.1 million and $1.2 million ($0.033 per common share) to stockholders of record as of the close of business on May 31, and June 28, 2013, respectively, which were paid on June 3, and July, 1, 2013, respectively. Approximately $744,000 and $804,000, respectively, of these distributions were invested in shares of the Company’s common stock pursuant to the distribution reinvestment plan. As the distributions paid on July 1, 2013 were not paid during the six months ended June 30, 2013, these distributions are not included in the aggregate distributions paid during this period as disclosed above.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly distributions of 0.0075 shares each, and one quarterly distribution of 0.00585 of its common stock outstanding. In connection with these stock distributions, the Company has increased its accumulated deficit by $14.1 million as of June 30, 2013.
NOTE 14 – FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Deerfield	$—	$—	$10,297	$10,297
Rental properties, net	$—	$—	$10,297	$10,297

December 31, 2012
Assets:
Cannery	$—	$—	$8,917	$8,917
Heatherwood	—	—	1,889	1,889
Campus Club	—	—	8,535	8,535
Rental properties, net	$—	$—	$19,341	$19,341

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,756	$1,756	$11,109	$11,109

Mortgage note payable	$(8,945)	$(8,945)	$(9,043)	$(9,043)

Revolving credit facility	$(760)	$(760)	$(760)	$(760)
The fair values of the loans held for investment, net, were estimated by comparing the recorded amount of the loans to the fair value of the respective collateral.
The fair value of the mortgage note payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair value of the revolving credit facility and the mortgage note payable equals the carrying amount because the credit facility interest rate is variable.
NOTE 15 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four fiscal quarters ended June 30, 2013 did not exceed the charter imposed limitation.
NOTE 16 – GAIN ON INSURANCE CLAIM
On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the property damage and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000 and established a receivable for the expected insurance proceeds, net of a $25,000 deductible.  During the six months ended June 30, 2012, the Company received insurance proceeds of $275,000 and incurred $1,000 of related expenses.  Accordingly, these expenses and the excess of proceeds were recorded as insurance proceeds in excess of cost basis.
NOTE 17 – GAIN ON FORECLOSURE
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company’s fair value of the property exceeded the carrying value of the Deerfield Note by $148,000. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $67,000.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2013
(unaudited)

NOTE 18 – SUBSEQUENT EVENTS
From July 1 to August 9, 2013, the Company raised an additional $44.8 million in offering proceeds through the issuance of 4.5 million shares of common stock.  As of August 9, 2013, 37.7 million shares remained available for sale to the public under the primary public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On July 18, 2013, the Company's operating partnership entered into an Agreement and Plan of Merger (the "Merger Agreement") with RRE Charlemagne Holdings, LLC, a wholly owned subsidiary of the operating partnership ("Merger Sub"), Paladin Realty Income Properties, Inc. ("Paladin") and Paladin Realty Income Properties, L.P. ("Paladin OP"), whose sole partner is Paladin, for $52.7 million, excluding transaction costs and subject to certain adjustments. The Merger Agreement provides for the merger of Paladin OP with and into Merger Sub (the "Merger"), with Merger Sub surviving as a wholly owned subsidiary of the operating partnership. Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, the operating partnership will acquire interests in up to 12 joint ventures that own a total of 11 multifamily communities with more than 2,600 rentable units and two office properties that contain more than 75,000 rentable square feet. In addition, pursuant to the Merger Agreement, Paladin is required to obtain stockholder approval of the Merger. In the event that Paladin's stockholders do not approve the Merger, the Merger Agreement may be terminated by the operating partnership or Paladin.
On July 25, 2013, the Company purchased a 412 unit multifamily community located in Collin County, Texas from an unaffiliated seller for $32.2 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto.  See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2012. As used herein, the terms “we”, “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We have acquired and intend to continue to acquire, a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 55% of our total assets in categories (i) and (ii), 30% of our total assets in category (iii), and 15% of our total assets in category (iv). Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisors, LLC, or our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, as amended, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we have initially disclosed.
We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of June 30, 2013, we have acquired 12 multifamily properties, eight non-performing promissory notes (of which we have foreclosed on seven, and negotiated a discounted payoff for one) and three performing promissory notes (including seller financing we provided to a purchaser in conjunction with the sale of a property).  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
The following table sets forth the results of our operations for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Revenues:
Rental income	$8,512	$2,805
Gain on foreclosures	—	364
Interest income	61	52
Total revenues	8,573	3,221

Expenses:
Rental operating	5,260	2,026
Acquisition costs	1,831	1,791
Foreclosure costs	10	—
Management fees - related parties	870	331
General and administrative	1,654	786
Loss on disposal of assets	4	—
Depreciation and amortization expense	3,116	857
Total expenses	12,745	5,791
Loss before other (expense) income	(4,172)	(2,570)

Other (expense) income:
Interest expense	(122)	(112)
Loss from continuing operations	(4,294)	(2,682)

Discontinued operations:
(Loss) income from discontinued operations	(95)	364
Net gain on disposition	3,173	—
Income from discontinued operations	3,078	364

Net loss and comprehensive loss	$(1,216)	$(2,318)

Revenues: During the three months ended June 30, 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned from nine at June 30, 2012 to 17 at June 30, 2013. During the three months ended June 30, 2012, we recorded adjustments to gains for both the excess of fair market value at one of our foreclosed properties over our cost basis and a subsequent payment for a personal guarantee.
Expenses.  Our rental operating expenses increased for the three months ended June 30, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, and depreciation and amortization expense.

•	General and administrative expenses increased from $786,000 during the three months ended June 30, 2012 to $1.7 million during the three months ended June 30, 2013 primarily related to the following:

◦
General and administrative expenses at the property level increased from $820,000 during the three months ended June 30, 2012 to $1.0 million during the three months ended June 30, 2013 due to the operation of 10 additional properties we acquired directly or through foreclosure subsequent to June 30, 2012, offset by the disposition of two properties.

◦
General and administrative expenses at the company level during the three months ended June 30, 2013, consisted primarily of $363,000 of third-party professional fees incurred for due diligence on potential acquisitions.

◦	Other company general and administrative expenses decreased due primarily to a $68,000 decrease in travel expenses.

(Back to Index)

◦	In addition, we incurred $116,000 in fees related to the disposition of two properties during the three months ended June 30, 2013.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
The following table sets forth the results of our operations for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Revenues:
Rental income	$15,309	$4,333
Gain on foreclosures	67	364
Interest income	115	103
Total revenues	15,491	4,800

Expenses:
Rental operating	9,875	3,078
Acquisition costs	2,518	2,871
Foreclosure costs	49	—
Management fees - related parties	1,646	586
General and administrative	2,567	1,607
Loss on disposal of assets	36	—
Depreciation and amortization expense	5,884	1,322
Total expenses	22,575	9,464
Loss before other (expense) income	(7,084)	(4,664)

Other (expense) income:
Gain on redemption of stock	22	—
Interest expense	(247)	(143)
Insurance proceeds in excess of cost basis	—	5
Loss from continuing operations	(7,309)	(4,802)

Discontinued operations:
(Loss) income from discontinued operations	(674)	931
Net gain on disposition	3,173	—
Income from discontinued operations	2,499	931

Net loss and comprehensive loss	$(4,810)	$(3,871)

Revenues: During the six months ended June 30, 2013, we recorded income primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned from nine at June 30, 2012 to 17 at June 30, 2013. During the six months ended June 30, 2013, we recorded an adjustment to gains on foreclosure for the excess of market value over our fair value at one foreclosed property. During the six months ended June 30, 2012, we also recorded adjustments to gains for both the excess of fair market value at two of our foreclosed properties over our cost basis and a subsequent payment for a personal guarantee.

(Back to Index)

Expenses.  Our rental operating expenses increased for the six months ended June 30, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, and depreciation and amortization expense.

•	General and administrative expenses increased from $1.6 million during the six months ended June 30, 2012 to $2.6 million during the six months ended June 30, 2013 primarily related to the following:

◦
General and administrative expenses increased at the property level from $653,000 during the six months ended June 30, 2012 to $1.6 million during the six months ended June 30, 2013 due to the operation of 10 additional properties we acquired directly or through foreclosure subsequent to June 30, 2012 and the disposition of two properties.

◦
General and administrative expenses at the company level during the six months ended June 30, 2013, consisted primarily of $378,000 of third-party professional fees incurred for due diligence on potential acquisitions.

◦	Other company level general and administrative expenses decreased, primarily related to a $190,000 decrease in payroll expense allocated to us by our Advisor.

•
Acquisition costs for the six months ended June 30, 2013 were $2.5 million (related to the acquisition of five properties and the origination of one loan with an aggregate value of $64.4 million) as compared to acquisition costs of $2.9 million for the six months ended June 30, 2012 (related to the acquisition of one loan and two properties with an aggregate value of $74.6 million).

•	The $104,000 increase in interest expense is due to draw downs on our line of credit and our entry into a mortgage note in April 2012.

•
The asset carrying value for one operating property, which was subsequently sold, was determined to exceed its estimated fair value and, therefore, we recorded a $539,000 loss on impairment during the six months ended June 30, 2013, which is included in (loss) income from discontinued operations.

•	We had an insurance claim on one of our properties during the six months ended June 30, 2012, and we received insurance proceeds in excess of the property's basis.

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
Capital Expenditures. We deployed a total of $13.3 million in capital during the six months ended June 30, 2013 for capital expenditures as follows: (a) $4.0 million at the Williamsburg Apartments to complete unit rehabilitations ($3.5 million is still budgeted to complete this project); (b) $1.1 million at The Vista Apartment Homes for deferred maintenance, unit rehabilitations, renovations to the exterior of the buildings, and updates to common areas ($600,000 is still budgeted to complete this project); (c) $2.2 million at the Alcove for renovations which includes exterior painting, roofing and unit rehabilitations ($0.7 million is still budgeted to complete these renovations); (d) $0.6 million at Deerfield for unit rehabilitations; (e) $1 million at Kenwick & Canterbury for unit rehabilitations ($2.6 million is still budgeted to complete these renovations); (f) $0.5 million at Armand Place for unit rehabilitation ($3.0 million is still budgeted to complete these renovations); and (g) the majority of the remaining amounts deployed for capital expenditures were related to turnover at our existing older properties. An additional $10.8 million in capital is budgeted to be deployed over the next two years for the three properties we acquired during the three months ended June 30, 2013.
Ongoing Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan.

(Back to Index)

(Back to Index)

On May 30, 2013 we filed a registration statement to register a follow-on offering, in which we are proposing to offer up to $350.0 million of common stock in a primary offering. We also propose to offer up to $35.0 million of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares. We expect this follow-on offering to commence in the fourth quarter of 2013.
Gross offering proceeds. As of June 30, 2013, an aggregate of 35,896,959 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	32,773,588	326,000
Shares issued through stock distributions	1,356,594	—
Shares issued through distribution reinvestment plan	487,550	4,600
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	35,896,959	$343,300

Revolving Credit Facility. On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A. Under the Credit Facility as amended on May 23, 2013, we may borrow up to $50.0 million, or the Facility Amount. The interest rate on borrowings is the one-month London InterBank Offered Rate, or LIBOR (0.195% at June 30, 2013) plus 3.0%. Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used for working capital, property improvements and other general corporate purposes. We incurred certain closing costs in connection with the Credit Facility, including loan fees totaling $318,750. As of June 30, 2013, we had outstanding borrowings of $760,000 under the Credit Facility.
The Credit Facility matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain terms and conditions and payment of an extension fee equal to 0.2% of the amount committed under the Credit Facility at the time of such extension. We are required to make monthly interest-only payments.  We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.
Our operating partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

•	we must maintain a minimum tangible net worth equal to the greater of (i) 200% of the outstanding principal amount of the Credit Facility and (ii) $20.0 million;

•	we must also maintain unencumbered liquid assets with a market value of not less than $5.0 million; and

•	we may not incur any additional secured or unsecured debt without Bank of America’s prior written consent and approval, which consent and approval is not to be unreasonably withheld.
We were in compliance with all such covenants as of June 30, 2013.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
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
Once we have fully invested the proceeds of our public offerings, based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 35% of the cost of our real estate investments if unstabilized and 65% to 70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets. We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include the net proceeds from our offerings and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Operating Properties. As of June 30, 2013, we owned the following multifamily properties:

Subsidiary	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Heatherwood Holdings, LLC (“Heatherwood”)	Heatherwood	184	Inkster, MI
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	Kenwick & Canterbury	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Armand Place	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Autumn Wood	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL
	Total Units	5,179
We have also acquired a portfolio of small bank loans of which we still own two remaining performing notes that are secured by multifamily properties located in Michigan and Indiana.
Organization and Offering Costs. Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of June 30, 2013 and December 31, 2012, a total of $130,000 and $0, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of June 30, 2013 and December 31, 2012, we had directly paid for organization and offering costs totaling $5.8 million and $3.7 million, respectively.

(Back to Index)

(Back to Index)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer-manager of our public offerings, which is an affiliate of our Advisor. During our offering stage, these payments include selling commissions and the dealer manager fee as well as payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 12 of the Notes to our Consolidated Financial Statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2013 did not exceed the charter imposed limitation.
Distributions
Our Board of Directors declared four cash dividends of $0.025 per share of common stock to stockholders of record as of the close of business on January 31, 2013, February 28, 2013, April 1, 2013 and April 30, 2013. In addition, our Board of Directors declared cash dividends of $0.033 per share of common stock to stockholders of record as of the close of business on May 31, 2013, June 28, 2013, July 31, 2013, August 30, 2013 and September 30, 2013. A portion of the cash distributions that have been paid to date were reinvested in shares of our common stock pursuant to the distribution reinvestment plan.
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
For the six months ended June 30, 2013, we paid aggregate distributions of $5.5 million, including $1.9 million of distributions paid in cash and $3.6 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2013 was $4.8 million and net cash flow used in operations was $0.2 million. For the six months ended June 30, 2013, 52.7% of our distributions was funded from cash flow from operations received during the first three months of 2013 and 47.3% of our distributions was funded from proceeds from debt financing. Our cumulative distributions and net loss from inception through June 30, 2013 are $21.0 million and $26.1 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Our Board of Directors had also declared seven stock distributions (four in 2011 and three in 2012) each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board of Directors declared two stock distributions of 0.0075 shares, or 0.75%, for each outstanding share of common stock held of record on December 31, 2012 and March 29, 2013, respectively, that were distributed on January 15, 2013 and April 15, 2013, respectively. Finally, on May 10, 2013 our Board of Directors declared a quarterly stock distribution of 0.00585 shares, or 0.5856% for each outstanding share of common stock held of record on June 28, 2013.

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

(Back to Index)

(Back to Index)

Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income and MFFO during this turnaround stage. We believe that the presentation of the MFFO attributed to our stabilized assets and the MFFO attributed to our unstabilized assets and our corporate overhead allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process.
Stabilized assets during the three and six months ended June 30, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Armand Place, Autumn Wood, Village Square, Nob Hill and Town Park (which was sold in April 2013). Unstabilized assets during the three and six months ended June 30, 2013 included: Mosaic, The Reserve at Mt. Moriah, The Alcove, Kenwick & Canterbury and Heatherwood (which was sold in April 2013). The calculation of MFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
Stabilized assets during the three and six months ended June 30, 2012 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, Town Park (which was sold in April 2013) and Heatherwood (which was sold in April 2013). Unstabilized assets during the three and six months ended June 30, 2012 consisted of The Redford. The calculation of MFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss – GAAP	$(1,216)	$(2,318)	$(4,810)	$(3,871)
Depreciation expense	2,134	337	3,974	601
FFO	918	(1,981)	(836)	(3,270)
Adjustments for straight-line rents	(59)	(9)	(123)	22
Impairment charge	—	—	539	—
Gain relating to fair value	—	—	(67)	—
Amortization of intangible lease assets	982	520	1,910	721
Acquisition costs	1,831	1,791	2,518	2,871
MFFO	$3,672	$321	$3,941	$344

Basic and diluted loss per common share - GAAP	$(0.04)	$(0.18)	$(0.17)	$(0.34)
FFO per share	$0.03	$(0.14)	$(0.03)	$(0.26)
MFFO per share	$0.11	$0.04	$0.14	$0.06

Weighted average shares outstanding	32,408	12,671	28,894	11,231

(Back to Index)

(Back to Index)

	Three Months Ended June 30,
	2013			2012
	MFFO Attributed to Stabilized Assets	MFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	MFFO Attributed to Stabilized Assets	MFFO Attributed to Unstabilized Assets and Corporate Overhead	Total
Net loss	$2,371	$(3,587)	$(1,216)	$(872)	$(1,446)	$(2,318)
Depreciation expense	1,903	231	2,134	253	84	337
FFO	4,274	(3,356)	918	(619)	(1,362)	(1,981)
Adjustments for straight-line rents	(59)	—	(59)	(9)	—	(9)
Amortization of intangible lease assets	644	338	982	309	211	520
Acquisition costs	560	1,271	1,831	1,566	225	1,791
MFFO	$5,419	$(1,747)	$3,672	$1,247	$(926)	$321

	Six Months Ended June 30,
	2013			2012
	MFFO Attributed to Stabilized Assets	MFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	MFFO Attributed to Stabilized Assets	MFFO Attributed to Unstabilized Assets and Corporate Overhead	Total
Net loss	$(322)	$(4,488)	$(4,810)	$(947)	$(2,924)	$(3,871)
Depreciation expense	3,638	336	3,974	513	88	601
FFO	3,316	(4,152)	(836)	(434)	(2,836)	(3,270)
Adjustments for straight-line rents	(123)	—	(123)	22	—	22
Impairment charge	—	539	539	—	—	—
Gain relating to fair value	(67)	—	(67)	—	—	—
Amortization of intangible lease assets	1,300	610	1,910	510	211	721
Acquisition costs	2,433	85	2,518	2,049	822	2,871
MFFO	$6,859	$(2,918)	$3,941	$2,147	$(1,803)	$344

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

(Back to Index)

Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or obligations.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2013 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds of Registered Securities
On June 16, 2010, our registration statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act. We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share. On May 30, 2013 we filed a registration statement on Form S-11 (File No. 333-188946) to register a follow-on offering, in which we are proposing to offer up to $350.0 million of common stock in a primary offering. We are also proposing to offer up to $35.0 million of common stock pursuant to our distribution reinvestment plan. We expect this follow-on offering to commence in the fourth quarter of 2013.
Resource Securities, Inc. is the dealer-manager of our offerings.  As of June 30, 2013, we had sold a total of 35,896,959 shares of our common stock, including 487,550 shares sold pursuant to our distribution reinvestment plan, which generated gross offering proceeds of $343.3 million.

(Back to Index)

(Back to Index)

From the commencement of the public offering through June 30, 2013, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to Resource Securities, Inc., which then reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$21,337
Dealer manager fees	9,705
Other organization and offering costs (excluding underwriting compensation)	8,150
Total expenses	$39,192
Through June 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $300.0 million. As of June 30, 2013, we have used the net proceeds to acquire approximately $195.2 million in real estate and real estate-related investments. Of the amount used for the purchase of these investments, approximately $7.4 million was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
During the three months ended June 30, 2013, we did not redeem any shares of our common stock, as no shares were tendered for redemption that were eligible for redemption under our share redemption program.

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
4.1
Form of Subscription Agreement, included as Appendix B to prospectus (incorporated by reference to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2013)

10.1
Loan Document Amendment by and among Resource Real Estate Opportunity OP, LP, RRE Westhollow Holdings, LLC, and RRE Bristol Holdings LLC, and Bank of America, N.A. dated May 23, 2013 (incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-188946) filed on May 30, 2013)

10.2
Amended and Restated Promissory Note (Revolving Credit Facility) by Resource Real Estate Opportunity OP, LP, RRE Westhollow Holdings, LLC, and RRE Bristol Holdings, LLC, in favor of Bank of America, N.A. dated May 23, 2013 (incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-188946) filed May 30, 2013)

10.3
Purchase and Sale Agreement by and between Resource Real Estate Opportunity OP, LP and IMT Capital Village Square LP dated May 29, 2013 (incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-188946) filed May 30, 2013)

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 13, 2013	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)