Form 10-Q/A
period 2013-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2013-08-16
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Explanatory paragraph

Resource Real Estate Opportunity REIT, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 with the U.S. Securities and Exchange Commission (the "SEC") on August 13, 2013 (the "Original Filing"). The Original Filing included a discussion of the Company's funds from operations ("FFO") and modified funds from operations ("MFFO") in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." After the Original Filing was made, the Company discovered that it had not included an adjustment for the net gain on the disposition of real estate properties of $3,173,000 to determine FFO for the three and six months ended June 30, 2013. The Original Filing incorrectly reported FFO and FFO per share for the three and six months ended June 30, 2013 of $918,000 and $0.03, respectively, and $(836,000) and $(0.03), respectively. The correct amounts are $(2,255,000) and $(0.07), respectively, and $(4,009,000) and $(0.14), respectively. The Original Filing also incorrectly reported the Company's MFFO and MFFO per share for the three and six months ended June 30, 2013 of $3,672,000 and $0.11, respectively, and $3,941,000 and $0.14, respectively. The correct amounts are $499,000 and $0.02, respectively, and $768,000 and $0.03, respectively.

The Company is amending the Original Filing to correct this error and to add the additional measure of Adjusted Funds from Operations (“AFFO”) and related disclosure to the "Funds from Operations and Modified Funds from Operations" subsection of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" by restating that subsection in its entirety. The Company is not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

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

Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to, commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate that was foreclosed upon and sold by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities.
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

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code of 1986, as amended, as disclosed in the prospectus for our initial public offering.  Therefore, we also use adjusted funds from operations, or AFFO, in addition to FFO and MFFO.  We calculate AFFO by adding (subtracting) gains (losses) realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions has on our continuing operations.
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income and AFFO during this turnaround stage. We believe that the presentation of the AFFO attributed to our stabilized assets and the AFFO attributed to our unstabilized assets and our corporate overhead allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process.
Stabilized assets during the three and six months ended June 30, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Armand Place, Autumn Wood, Village Square, Nob Hill and Town Park (which was sold in April 2013). Unstabilized assets during the three and six months ended June 30, 2013 included: Mosaic, The Reserve at Mt. Moriah, The Alcove, Kenwick & Canterbury and Heatherwood (which was sold in April 2013). The calculation of AFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
Stabilized assets during the three and six months ended June 30, 2012 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, Town Park (which was sold in April 2013) and Heatherwood (which was sold in April 2013). Unstabilized assets during the three and six months ended June 30, 2012 consisted of The Redford. The calculation of AFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  As a result of the timing of the commencement of our public offering and our active real estate operations, FFO, MFFO and AFFO are not relevant to a discussion comparing operations for the two periods presented.  We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss – GAAP	$(1,216)	$(2,318)	$(4,810)	$(3,871)
Net gain on disposition	(3,173)	—	(3,173)	—
Depreciation expense	2,134	337	3,974	601
FFO	(2,255)	(1,981)	(4,009)	(3,270)
Adjustments for straight-line rents	(59)	(9)	(123)	22
Impairment charge	—	—	539	—
Gain relating to fair value	—	—	(67)	—
Amortization of intangible lease assets	982	520	1,910	721
Acquisition costs	1,831	1,791	2,518	2,871
MFFO	$499	$321	$768	$344
Net gain on disposition	3,173	—	3,173	—
AFFO	$3,672	$321	$3,941	$344

Basic and diluted loss per common share - GAAP	$(0.04)	$(0.18)	$(0.17)	$(0.34)
FFO per share	$(0.07)	$(0.14)	$(0.14)	$(0.26)
MFFO per share	$0.02	$0.04	$0.03	$0.06
AFFO per share	$0.11	$0.03	$0.14	$0.03

Weighted average shares outstanding	32,408	12,671	28,894	11,231

	Three Months Ended June 30,
	2013			2012
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead		Total
Net income (loss)	$2,371	$(3,587)	$(1,216)	$(872)	$(1,446)		$(2,318)
Net (gain) loss on disposition	(3,199)	26	(3,173)	—	—		—
Depreciation expense	1,903	231	2,134	253	84		337
FFO	1,075	(3,330)	(2,255)	(619)	(1,362)		(1,981)
Adjustments for straight-line rents	(59)	—	(59)	(9)	—		(9)
Amortization of intangible lease assets	644	338	982	309	211		520
Acquisition costs	560	1,271	1,831	1,566	225		1,791
MFFO	$2,220	$(1,721)	$499	$1,247	$(926)		$321
Net gain (loss) on disposition	3,199	(26)	3,173	—	—	—	—
AFFO	$5,419	$(1,747)	$3,672	$1,247	$(926)		$321

	Six Months Ended June 30,
	2013			2012
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total
Net loss	$(322)	$(4,488)	$(4,810)	$(947)	$(2,924)	$(3,871)
Net (gain) loss on disposition	(3,199)	26	(3,173)	—	—	—
Depreciation expense	3,638	336	3,974	513	88	601
FFO	117	(4,126)	(4,009)	(434)	(2,836)	(3,270)
Adjustments for straight-line rents	(123)	—	(123)	22	—	22
Impairment charge	—	539	539	—	—	—
Gain relating to fair value	(67)	—	(67)	—	—	—
Amortization of intangible lease assets	1,300	610	1,910	510	211	721
Acquisition costs	2,433	85	2,518	2,049	822	2,871
MFFO	3,660	(2,892)	768	2,147	(1,803)	344
Net gain (loss) on disposition	3,199	(26)	3,173	—	—	—
AFFO	$6,859	$(2,918)	$3,941	$2,147	$(1,803)	$344

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

Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or obligations.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 16, 2013	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 16, 2013	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)