Form 10-Q
period 2013-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2013-11-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 12, 2013, there were 55,488,025 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Investments:
Rental properties, net	$307,959	$121,098
Loans held for investment, net	1,753	11,109
Identified intangible assets, net	3,880	1,641
Assets of discontinued operations	149	9,127
	313,741	142,975

Cash	58,606	29,336
Restricted cash	3,267	158
Stock subscriptions receivable	1,700	3,038
Due from related parties	466	—
Tenant receivables, net	373	110
Deposits	1,147	409
Prepaid expenses and other assets	1,600	935
Deferred financing costs, net	865	561
Deferred offering costs	—	3,015
Total assets	$381,765	$180,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$17,086	$9,043
Revolving credit facility	760	760
Accounts payable	3,275	591
Accrued expenses and other liabilities	5,797	2,826
Due to related parties	1,462	671
Tenant prepayments	500	306
Security deposits	1,451	815
Distribution payable	1,536	1,671
Liabilities of discontinued operations	36	536
Total liabilities	31,903	17,219

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 46,581,720 and 22,291,810 shares issued, respectively; and 46,539,509 and 22,277,030 shares outstanding, respectively)	465	223
Convertible stock (par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	410,231	196,089
Accumulated deficit	(60,835)	(32,995)
Total stockholders’ equity	349,862	163,318
Total liabilities and stockholders’ equity	$381,765	$180,537

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$11,026	$4,834	$26,335	$9,167
Gain on foreclosures	—	56	67	571
Interest income	73	32	188	135
Total revenues	11,099	4,922	26,590	9,873

Expenses:
Rental operating	7,268	3,381	17,145	6,459
Acquisition costs	3,711	(115)	6,228	2,757
Foreclosure costs	—	—	49	150
Management fees - related parties	1,210	580	2,938	1,189
General and administrative	1,319	688	3,805	2,271
Loss on disposal of assets	—	—	36	—
Depreciation and amortization expense	5,285	2,382	11,169	3,704
Total expenses	18,793	6,916	41,370	16,530
Loss before other (expense) income	(7,694)	(1,994)	(14,780)	(6,657)

Other (expense) income:
Gain on redemption of stock	7	—	29	—
Interest expense	(149)	(255)	(396)	(398)
Insurance proceeds in excess of cost basis	—	—	—	5
Loss from continuing operations	(7,836)	(2,249)	(15,147)	(7,050)

Discontinued operations:
(Loss) income from discontinued operations	(24)	(111)	(696)	819
Net gain on disposition	—	—	3,173	—
(Loss) income from discontinued operations, net	(24)	(111)	2,477	819
Net loss and comprehensive loss	$(7,860)	$(2,360)	$(12,670)	$(6,231)

Weighted average common shares outstanding	36,156	15,953	33,055	12,979

Basic and diluted loss per common share:
Continuing operations	$(0.22)	$(0.14)	$(0.46)	$(0.54)
Discontinued operations	—	(0.01)	0.08	0.06
Net loss	$(0.22)	$(0.15)	$(0.38)	$(0.48)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2013	22,277	$223	50	$1	$196,089	$(32,995)	$163,318
Issuance of common stock	23,045	230	—	—	229,071	—	229,301
Common stock issued through distribution reinvestment plan	659	7	—	—	6,251	—	6,258
Syndication costs	—	—	—	—	(26,788)	—	(26,788)
Distributions of common stock	589	6	—	—	5,890	(5,896)	—
Distributions declared	—	—	—	—	—	(9,274)	(9,274)
Share redemptions	(31)	(1)	—	—	(282)	—	(283)
Net loss and comprehensive loss	—	—	—	—	—	(12,670)	(12,670)
Balance at September 30, 2013	46,539	$465	50	$1	$410,231	$(60,835)	$349,862

The accompanying notes are an integral part of this consolidated statement.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,670)	$(6,231)
Loss (income) from discontinued operations	696	(819)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on foreclosures	(67)	(642)
Loss on disposal of assets	36	—
Loss on property impairment	539	—
Net gain on disposition	(3,173)	—
Depreciation and amortization	11,169	3,704
Amortization of deferred financing costs	158	133
Accretion of discount and direct loan fees and costs	(9)	(10)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,109)	359
Tenant receivables, net	(263)	(84)
Deposits	(738)	(196)
Prepaid expenses and other assets	(1,016)	(480)
Due to related parties, net	791	(2,558)
Accounts payable and accrued expenses	4,914	3,407
Tenant prepayments	107	42
Security deposits	186	103
Net cash used in operating activities of continuing operations	(2,449)	(3,272)
Cash flows from investing activities:
Property acquisitions	(168,663)	(52,401)
Proceeds from disposal of properties, net of closing costs	10,043	—
Loan acquisitions	—	(10,300)
Capital expenditures	(20,203)	(9,568)
Principal payments received on loan	14	321
Cash received on foreclosure of loans held for investment	—	518
Net cash used in investing activities of continuing operations	(178,809)	(71,430)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	230,363	84,192
Payment of deferred financing costs	(247)	(118)
Payment of deferred offering costs	2,800	—
Increase in borrowings	8,190	23,483
Principal payments on borrowings	(147)	(13,312)
Distributions paid on common stock	(3,153)	(841)
Syndication costs	(26,788)	(10,220)
Net cash provided by financing activities of continuing operations	211,018	83,184
Net cash provided by continuing operations	29,760	8,482
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(490)	1,168
Net cash used in investing activities	—	(281)
Net cash (used in) provided by discontinued operations	(490)	887
Net increase in cash	29,270	9,369
Cash at beginning of period	29,336	14,927
Cash at end of period	$58,606	$24,296

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, has been engaged to manage the day-to-day operations of the Company.  The Advisor agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. As of September 30, 2013, the Advisor had purchased 276,000 shares of common stock totaling $2.5 million.
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
As of September 30, 2013, the Company has raised $447.5 million in offering proceeds through the issuance of an aggregate of 44,999,826 shares of its $0.01 par value common stock.
On May 30, 2013 the Company filed a registration statement on Form S-11 to register a follow-on public offering. Pursuant to the registration statement, the Company proposes to register $350,000,000 of its common stock in a primary offering and $35,000,000 of common stock pursuant to the distribution reinvestment plan. If the follow-on offering commences, the Company expects it to commence no later than the fourth quarter of 2013. In connection with the filing of this follow-on offering registration statement, the Company has determined to continue offering shares in its current offering beyond June 16, 2013. The Company intends to continue offering shares of common stock in its current offering until the earlier of (i) the sale of all $750,000,000 of shares in the primary offering, (ii) December 12, 2013, or (iii) the date the registration statement relating to the Company's proposed follow-on offering is declared effective by the SEC.
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
SEPTEMBER 30, 2013
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC	Arcadia	404	Houston, TX
RRE Crestwood Holdings, LLC (a)	Town Park (a)	270	Birmingham, AL
RRE Iroquois, LP	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC	Jefferson Point	208	Newport News, VA
RRE Centennial Holdings, LLC	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC	Pinnacle	224	Westminster, CO

N/A - Not Applicable
(a) - Discontinued operations
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
SEPTEMBER 30, 2013
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
For properties to be held or used, an impairment loss will be recorded when such anticipated cash flows are less than the carrying value of the assets to the extent that the carrying value exceeds the estimated fair value of the properties.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. For the three months ended September 30, 2013, the Company did not record impairment charges at any of its properties. For the nine months ended September 30, 2013, the Company recorded a $539,000 impairment charge for one of its properties which is included in (loss) income from discontinued operations.
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
SEPTEMBER 30, 2013
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
Discontinued Operations
Assuming no significant continuing involvement by the Company after the sale, the sale of a property is considered a discontinued operation.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
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
The future minimum rental payments to be received from noncancelable operating leases are $27.4 million and $195,000 for the 12 month periods ending September 30, 2014 and 2015, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At September 30, 2013 and December 31, 2012, allowances for uncollectible receivables totaled $6,000 and $8,000, respectively.
Deferred Offering Costs
Through September 30, 2013, the Advisor has advanced $4.1 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs is charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering is paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date.   As of September 30, 2013 and December 31, 2012, $4.1 million and $3.9 million, respectively, had been reimbursed to the Advisor.  Upon completion of the public offering, any deferred offering costs in excess of reimbursements will be charged back to the Advisor.
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

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of September 30, 2013 and December 31, 2012, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the period.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, 50,000 convertible shares (discussed in Note 13) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution, and one 0.5% stock distribution issued to stockholders. Common stock shares issued and authorized on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 11 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	September 30,
	2013	2012
Non-cash activities:
Investor contributions held in escrow which have converted to common stock	$1,700	$2,389
Properties and intangibles received on foreclosure of loans held for investment	10,150	17,047
Financing provided for disposed property	800	—
Stock distributions issued	5,896	5,018
Distributions on common stock declared but not yet paid	1,536	2,640
Stock issued from distribution reinvestment plan	6,258	1,052
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	865	611

Cash paid during the period for:
Interest	$216	$227

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Land	$52,356	$16,378
Building and improvements	254,611	102,037
Furniture, fixtures and equipment	11,176	5,872
Construction-in-progress	1,102	1,083
	319,245	125,370
Less: accumulated depreciation	(11,286)	(4,272)
	$307,959	$121,098
Depreciation expense for the nine months ended September 30, 2013 and 2012 was $7.1 million and $1.7 million, respectively.
NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note, the Heatherwood Note.  Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (See Note 7).  The face value of the performing notes as of September 30, 2013 and December 31, 2012 was $2.1 million and $1.3 million, respectively. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $296,000 and $316,000 at September 30, 2013 and December 31, 2012, respectively.
On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan to the purchaser of the Heatherwood Apartments on the same date.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Current	$1,753	100%	$959	9%

Delinquent:
30−89 days	—	—%	10,150	91%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,753	100%	$11,109	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net (in thousands):

	September 30, 2013	December 31, 2012
Loans:
Performing	$1,753	$959
Nonperforming	—	10,150
Total	$1,753	$11,109

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Peterson Note	Trail Ridge Note	Heatherwood Note
Maturity date	12/31/2013	10/28/2021	5/17/2016
Interest rate	7.4%	7.5%	4.0%
Average monthly payment	$3	$8	$11
The Peterson Note matured on December 31, 2011 with an unpaid balance of $238,000 that is currently in default.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012 which expires on December 31, 2013.  This forbearance agreement is considered a troubled debt restructuring.  The borrower continues to pay the debt service payments as required by the forbearance agreement.
The Company has individually evaluated each loan for impairment and determined that, as of September 30, 2013, two loans are unimpaired and the troubled debt restructuring is impaired.  Although the troubled debt restructuring loan is impaired, based on the evaluation performed, the Company did not record an impairment charge because the borrower is current on its payments under the forbearance agreement and the value of the collateral securing the loan exceeds the balance of the loan held for investment.
There was no allowance for credit losses or charge-offs as of and for the nine months ended September 30, 2013 and 2012.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 6 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of September 30, 2013, the Company had acquired and owned 21 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining appraisals in order to finalize the estimated valuations for the more recent acquisitions. The table below summarizes these acquisitions and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition		Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Centennial	Littleton, CO	9/30/2013		$30,600	(2)	$7,041	$22,498	$—	$1,060	$24	$(190)	$30,433
Pinnacle	Westminster, CO	9/30/2013		24,250	(2)	4,325	19,033	—	892	20	(147)	24,123
Jefferson Point	Newport News, VA	9/9/2013		18,250	(2)	5,533	12,332	—	385	23	(59)	18,214
Brentdale	Plano, TX	7/25/2013		32,200	(2)	5,604	25,936	—	660	52	(317)	31,935
Nob Hill	Winter Park, FL	6/27/2013		10,100	(2)	3,659	5,987	—	454	50	(61)	10,089
Village Square	Spring, Texas	6/24/2013		27,200	(2)	4,625	22,369	—	206	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, Alabama	4/18/2013		8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013		11,750	(2)	1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013		6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield	Hermantown MN	1/22/2013	(3)	10,300	(2)	1,028	8,592	—	680	1	(4)	10,297
The Alcove	Houston, TX	12/21/2012		5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012		14,425	(2)	1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012		2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012		2,050	(2)	545	1,422	16	67	14	(16)	2,048
Williamsburg Apartments	Cincinnati, OH	6/20/2012		41,250		3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts	Dayton, OH	6/6/2012	(4)	7,100		160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012		11,400		4,073	5,235	262	1,558	272	—	11,400
Campus Club Apartments	Tampa, FL	2/21/2012	(5)	8,300		1,650	6,250	200	435	—	—	8,535
Vista Apartment Homes	Philadelphia, PA	8/2/2011	(6)	12,000		1,163	9,913	—	535	530	(141)	12,000
Arcadia at Westheimer	Houston, TX	10/5/2010	(7)	7,800		943	6,599	—	258	—	—	7,800
107th Avenue	Omaha, NE	8/26/2010		250		25	196	—	4	—	—	225

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)
Asset valuations are based on preliminary valuations at the date of purchase. The Company is in the process of obtaining an appraisal to finalize the valuation. The Company has up to 12 months from the date of acquisition to finalize the valuation.

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

Acquisitions
The Company acquired ten properties, as follows, during the nine months ended September 30, 2013. In order to finalize the fair values of the acquired assets and liabilities, third-party appraisals were obtained for two of the properties acquired during the nine months ended September 30, 2013. The Company estimated the fair values of certain of the acquired assets and liabilities for the other eight properties acquired during the nine months ended September 30, 2013 based on preliminary valuations at the date of purchase. The Company is in the process of obtaining third-party appraisals in order to finalize these estimated values. Thus, the provisional measurements of fair values set forth below are subject to change. Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation for each property as soon as practicable but no later than one year from the respective acquisition date.
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
     The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$1,028
Buildings	8,592
9,620
Acquired intangibles − in-place leases	680
Prepaid insurance	1
Security deposits	(4)
Estimated fair value assigned	$10,297

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

One Hundred Chevy Chase Apartments
On March 13, 2013, the Company purchased a multifamily residential rental apartment complex located in Lexington, Kentucky, known as One Hundred Chevy Chase Apartments (formerly known as Kenwick & Canterbury), for $6.9 million, excluding closing costs.  The Company paid an acquisition fee of $139,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$1,323
Buildings	4,981
Personal Property	41
6,345
Acquired intangibles − in-place leases	505
Prepaid insurance	7
Accrued real estate taxes	(17)
Prepaid rents	(10)
Security deposits	(74)
Estimated fair value assigned	$6,756

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Ivy at Clear Creek
On March 28, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Ivy at Clear Creek (formerly known as Armand Place), for $11.8 million, excluding closing costs.  The Company paid an acquisition fee of $236,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$1,877
Buildings	9,175
Personal Property	28
11,080
Acquired intangibles − in-place leases	670
Prepaid insurance	8
Accrued real estate taxes	(68)
Prepaid rents	(14)
Security deposits	(45)
Estimated fair value assigned	$11,631

Retreat at Rocky Ridge
On April 18, 2013, the Company purchased a multifamily residential rental apartment complex located in Hoover, Alabama, known as Retreat at Rocky Ridge (formerly known as Autumn Wood), for $8.5 million, excluding closing costs.  The Company paid an acquisition fee of $172,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$1,616
Buildings	6,418
Personal Property	30
8,064
Acquired intangibles − in-place leases	436
Prepaid insurance	2
Accrued real estate taxes	(67)
Prepaid rents	(6)
Security deposits	(16)
Estimated fair value assigned	$8,413

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Village Square
On June 24, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Village Square, for $27.2 million excluding closing costs.  The Company paid an acquisition fee of $545,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$4,625
Buildings	22,369
26,994
Acquired intangibles − in-place leases	206
Prepaid insurance	40
Accrued real estate taxes	(132)
Prepaid rents	(8)
Security deposits	(30)
Estimated fair value assigned	$27,070

Nob Hill
On June 27, 2013, the Company purchased a multifamily residential rental apartment complex located in Winter Park, Florida, known as Nob Hill, for $10.1 million, excluding closing costs.  The Company paid an acquisition fee of $203,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$3,659
Buildings	5,987
9,646
Acquired intangibles − in-place leases	454
Prepaid insurance	50
Accrued real estate taxes	(39)
Prepaid rents	(4)
Security deposits	(18)
Estimated fair value assigned	$10,089

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Brentdale
On July 25, 2013, the Company purchased a multifamily residential rental apartment complex located in Plano, Texas, known as Brentdale, for $32.2 million, excluding closing costs.  The Company paid an acquisition fee of $645,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$5,604
Buildings	25,936
31,540
Acquired intangibles − in-place leases	660
Prepaid insurance	52
Accrued real estate taxes	(244)
Prepaid rents	(4)
Security deposits	(69)
Estimated fair value assigned	$31,935

Jefferson Point
On September 9, 2013, the Company purchased a multifamily residential rental apartment complex located in Newport News, Virginia, known as Jefferson Point, for $18.3 million, excluding closing costs.  The Company paid an acquisition fee of $367,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$5,533
Buildings	12,332
17,865
Acquired intangibles − in-place leases	385
Prepaid insurance	23
Accrued real estate taxes	(37)
Prepaid rents	(4)
Security deposits	(18)
Estimated fair value assigned	$18,214

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Pinnacle
On September 30, 2013, the Company purchased a multifamily residential rental apartment complex located in Westminster, Colorado, known as Pinnacle, for $24.3 million, excluding closing costs.  The Company paid an acquisition fee of $486,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$4,325
Buildings	19,033
23,358
Acquired intangibles − in-place leases	892
Prepaid insurance	20
Accrued real estate taxes	(99)
Prepaid rents	(8)
Security deposits	(40)
Estimated fair value assigned	$24,123

Centennial
On September 30, 2013, the Company purchased a multifamily residential rental apartment complex located in Littleton, Colorado, known as Centennial, for $30.6 million, excluding closing costs.  The Company paid an acquisition fee of $613,000, or 2% of the purchase price including closing costs, to the Advisor.
The following table reflects the estimated values of the net assets acquired (in thousands):

Rental property:
Land	$7,041
Buildings	22,498
29,539
Acquired intangibles − in-place leases	1,060
Prepaid insurance	24
Accrued real estate taxes	(122)
Prepaid rents	(12)
Security deposits	(56)
Estimated fair value assigned	$30,433

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 7 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
The Company reports its property dispositions as discontinued operations. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.  Included in discontinued operations for the three and nine months ended September 30, 2013 and 2012 are the operating results of the two properties discussed below.
      The Company sold the Heatherwood Apartments, which was originally obtained through foreclosure in February 2012, to an unaffiliated purchaser for $1.0 million on April 18, 2013 and recognized a loss on disposition of $31,000. The Company provided the purchaser with financing for $800,000 and the purchaser paid cash of $200,000 in connection with the disposition.
The Company sold the Town Park Apartments to an unaffiliated purchaser on April 30, 2013 for $10.3 million and recognized a gain of approximately $3.2 million on disposition.
The results of discontinued operations are summarized for the three and nine months ended September 30, 2013 and 2012 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$—	$777	$1,081	$2,118
Gain on foreclosure	—	36	—	1,232
Total revenues	—	813	1,081	3,350

Expenses:
Rental operating	23	609	810	1,755
Acquisition Costs	—	—	—	3
Management fees - related parties	—	46	62	130
General and administrative	1	85	225	271
Loss on property impairment	—	—	539	—
Depreciation and amortization expense	—	209	141	547
Total expenses	24	949	1,777	2,706
(Loss) income from discontinued operations	(24)	(136)	(696)	644
Gain on dispositions	—	—	3,173	—
Insurance proceeds in excess of cost basis	—	25		175
(Loss) income from discontinued operations, net	$(24)	$(111)	$2,477	$819

Weighted average common shares outstanding	36,156	15,953	33,055	12,979

Basic and diluted (loss) income per common share	$—	$(0.01)	$0.08	$0.06

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 8 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consisted of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $12.4 million and $6.8 million as of September 30, 2013 and December 31, 2012, respectively, less accumulated amortization of $8.5 million and $5.2 million, respectively.  The weighted-average remaining life of the rental leases is 11.6 months and one month as of September 30, 2013 and December 31, 2012, respectively.  The leasing commissions, valued at $306,000, were fully amortized as of December 31, 2012.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Total amortization expense was $4.1 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. Expected amortization for the rental and antennae leases for the next five years ending September 30, and thereafter, is as follows (in thousands):

2014	$3,698
2015	16
2016	16
2017	16
2018	16
Thereafter	118
$3,880
NOTE 9 – MORTGAGE NOTES PAYABLE
On April 3, 2012, the Company, through its operating partnership, entered into a mortgage loan (the “Iroquois Mortgage Note”) for $9.2 million.  The Iroquois Mortgage Note bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61% and requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Iroquois Mortgage Note is secured by a first lien mortgage on the assets of the Vista Apartment Homes. The Company recorded interest expense on the Iroquois Mortgage Note of $64,000 and $66,000 for the three months ended September 30, 2013 and 2012, respectively, and $191,000 and $130,000 for the nine months ended September 30, 2013 and 2012, respectively.
On August 22, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the “Cannery Mortgage Note”) for $8.2 million.  The Cannery Mortgage Note bears interest at one-month LIBOR plus 3.30% and requires monthly payments of interest only through September 2015, at which point payments of principal and interest are required through the maturity date of September 1, 2020.  The amount outstanding under the Cannery Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Cannery Mortgage Note is secured by a first lien mortgage on the assets of the Cannery Lofts. The Company recorded interest expense on the Cannery Mortgage Note of $32,000 for both the three and nine months ended September 30, 2013.
The following is a summary of the mortgage notes payable (dollars in thousands):

Collateral	Balance Outstanding at September 30, 2013	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$8,896	5/1/2017	2.79%	(1)	$38
Cannery Lofts	8,190	9/1/2020	3.48%	(2)	24

(1)	One-month LIBOR (0.179% as of September 30, 2013) plus 2.61% margin.

(2)	One-month LIBOR plus 3.30% margin.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next five years ending September 30 are as follows (in thousands):

2014	$200
2015	206
2016	1,920
2017	9,916
2018	1,693
Thereafter	$3,151
$17,086
     The mortgage notes payable are recourse only with respect to the Vista Apartment Homes and Cannery Lofts, subject to certain limited standard exceptions, as defined in the mortgage notes. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts described in the mortgage notes by executing a guarantee with respect to the Vista Apartment Homes and Cannery Lofts.  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loans if the borrowers voluntarily file for bankruptcy or seek reorganization, or if a related party of the borrower does so with respect to the subsidiaries.
NOTE 10 – REVOLVING CREDIT FACILITY
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Credit Facility”) with Bank of America, N.A.  On May 23, 2013 the Company amended the Credit Facility to increase the amount it may borrow under the Credit Facility from $25.0 million to $50.0 million. Draws under the Credit Facility are secured by certain of the Company's properties with an aggregate value of $41.4 million and are guaranteed by the Company.  The amount currently available to be borrowed is $16.1 million. The Company paid certain closing costs in connection with the Credit Facility, including loan fees totaling $318,750. As of both September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $760,000 under the Credit Facility.
The Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain terms and conditions and payment of an extension fee equal to 0.2% of the amount committed under the Credit Facility at the time of any such extension. Interest on outstanding borrowings is incurred at a rate of one-month LIBOR plus 3.0% (3.179% at September 30, 2013).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Credit Facility in whole or in part at any time without premium or penalty. The Company recorded interest expense of $6,000 and $131,000 for the three months ended September 30, 2013 and 2012, respectively, and $15,000 and $134,000, for the nine months ended September 30, 2013 and 2012, respectively.
The Credit Facility requires a certain minimum tangible net worth and a certain amount of unencumbered liquid assets. The Company was in compliance with all of its financial debt covenants at September 30, 2013.
NOTE 11 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of September 30, 2013 and December 31, 2012 was approximately $357,000 and $199,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending September 30, is as follows (in thousands):

2014	$230
2015	205
2016	204
2017	142
2018	29
Thereafter	55
$865

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

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
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the advisory agreement for another year on September 12, 2013. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
Acquisition fees. The Company pays the Advisor an acquisition fee of 2% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.
Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or 2.75% of the contract sales price.  No properties were sold during the three months ended September 30, 2013. Two properties were sold during the nine months ended September 30, 2013 and disposition fees were paid to the Advisor, which are included in general and administrative expenses. No properties were sold during the three and nine months ended September 30, 2012 and therefore, no disposition fees were paid during these periods.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which the Advisor provided substantial services.  On August 22, 2013, the Company entered into the Cannery Mortgage Note, the details of which are summarized in Note 9 above. The Advisor earned and received debt financing fees for this transaction, which are included in the "Fees earned/ expenses paid to related parties" summary schedule below.
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
SEPTEMBER 30, 2013
(unaudited)

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
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2013	December 31, 2012
Receivables from related parties:
RAI and affiliates	$466	$—

Payables to related parties:
Advisor:
Acquisition fees	$155	$—
Asset management fees	—	10
Organization and operating costs	4	—
Expense reimbursements	88	28
Resource Real Estate Opportunity Manager, LLC:
Property management fees	305	103
Operating expense reimbursements	666	262
Resource Securities, Inc.
Selling commissions and dealer manager fees	244	268
	$1,462	$671

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees	$2,468	$(50)	$4,300	$1,628
Asset management fees	$717	$309	$1,640	$659
Dispositions fees	$—	$—	$116	$—
Debt financing fees	$41	$—	$41	$119
Organization and offering costs	$71	$—	$274	$291
Overhead allocation	$131	$89	$329	$477

Resource Real Estate Opportunity Manager LLC:
Property management fees	$482	$300	$1,256	$617
Debt servicing fees	$2	$1	$4	$3

Resource Securities, Inc.:
Selling commissions and dealer manager fees	$10,031	$3,078	$21,887	$8,084

Other:
Ledgewood	$56	$18	$138	$43
Graphic Images	$120	$139	$340	$464
NOTE 13 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2013 and December 31, 2012, no shares of preferred stock had been issued.
Common Stock and Distribution Reinvestment Plan
As of September 30, 2013, the Company had issued an aggregate of 46,581,720 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	42,966,691	427,600
Shares issued through stock distributions	1,566,394	—
Shares issued through distribution reinvestment plan	769,408	7,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	46,581,720	$447,600

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

Convertible Stock
As of September 30, 2013 and December 31, 2012, the Company had 50,000 shares of its $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on or after the 31st trading day following the listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the three months ended September 30, 2013, the Company redeemed 7,114 shares of its common stock for $60,540 (average redemption price of $8.51 per share) under its share redemption program. During the nine months ended September 30, 2013, the Company redeemed 31,126 shares of its common stock for $254,215 (average redemption price of $8.17 per share), under its share redemption program. All shares tendered and eligible for redemption were redeemed during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company did not redeem any shares of its common stock.
Distributions
For the nine months ended September 30, 2013, the Company paid aggregate distributions of $9.4 million, including $3.2 million of distributions paid in cash and $6.3 million of distributions reinvested through its distribution reinvestment plan, as follows:

			Distribution
	Per		Invested in
Record	Common	Distribution	shares of	Aggregate
Date	Share	Date	Common Stock	Distribution
December 31, 2012	$0.075	January 15, 2013	$1,053	$1,671
January 31, 2013	0.025	February 15, 2013	382	599
February 28, 2013	0.025	March 15, 2013	420	647
April 1, 2013	0.025	April 15, 2013	466	709
April 30, 2013	0.025	May 1, 2013	512	770
May 31, 2013	0.033	June 3, 2013	744	1,104
June 28, 2013	0.033	July 1, 2013	804	1,183
July 31, 2013	0.033	August 1, 2013	890	1,302
August 30, 2013	0.033	September 3, 2013	983	1,424
			$6,254	$9,409
On July 9, 2013, the Company's Board of Directors declared cash distributions of $1.5 million ($0.033 per common share) to stockholders of record as of the close of business on September 30, 2013, which were paid on October 1, 2013. As the distributions paid on October 1, 2013 were not paid during the nine months ended September 30, 2013, these distributions are not included in the aggregate distributions paid during this period as disclosed above.
Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly distributions of 0.0075 shares each, one quarterly distribution of 0.00585 shares each, and one quarterly distribution of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company has increased its accumulated deficit by $27 million as of September 30, 2013.

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 14 – FAIR VALUE MEASUREMENTS AND DISCLOSURES
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
September 30, 2013
Assets:
Deerfield	$—	$—	$10,297	$10,297
Rental properties, net	$—	$—	$10,297	$10,297

December 31, 2012
Assets:
Cannery	$—	$—	$8,917	$8,917
Heatherwood	—	—	1,889	1,889
Campus Club	—	—	8,535	8,535
Rental properties, net	$—	$—	$19,341	$19,341

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facility were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,753	$1,753	$11,109	$11,109

Mortgage notes payable	(17,086)	$(16,518)	$(9,043)	$(9,043)

Revolving credit facility	(760)	$(760)	$(760)	$(760)
The fair values of the loans held for investment, net, were estimated by comparing the recorded amount of the loans to the fair value of the respective collateral.
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair value of the revolving credit facility and the mortgage note payable equals the carrying amount because the credit facility interest rate is variable.
NOTE 15 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four fiscal quarters ended September 30, 2013 did not exceed the charter imposed limitation.
NOTE 16– GAIN ON INSURANCE CLAIM
On January 3, 2012, a fire damaged five units at the Town Park Apartments.  The Company was insured for both the property damage and the loss of rental income.  The Company reduced the net carrying value of the building and improvements by $98,000.  During the nine months ended September 30, 2012, the Company received insurance proceeds of $275,000 and incurred $1,000 of related expenses.  Accordingly, these expenses and the excess of proceeds over the carrying value of the property were recorded as insurance proceeds in excess of cost basis, which are included in (loss) income from discontinued operations.
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

(Back to Index)

(Back to Index

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 18 – SUBSEQUENT EVENTS
From October 1 to November 12, 2013, the Company raised an additional $84.6 million in offering proceeds through the issuance of 8.5 million shares of common stock.  As of November 12, 2013, 23,653,626 shares remained available for sale to the public under the primary public offering, exclusive of shares available under the Company’s distribution reinvestment plan.
On October 25, 2013, the Company purchased a 437 unit multifamily community located in Alpharetta, Georgia from an unaffiliated seller for $26.3 million.
On October 29, 2013, the Company entered into a mortgage loan (the “Village Square Mortgage Loan”) with Berkadia Commercial Mortgage LLC, as lender, to borrow approximately $19.4 million. The Village Square Mortgage Loan matures on November 1, 2023 and bears interest at one-month LIBOR plus 2.41%. The Village Square Mortgage Loan requires monthly payments of interest only for the first year of its term, followed by monthly payments of principal and interest for the remainder of the term of the loan. The amount outstanding under the Village Square Mortgage Loan may be prepaid in full (i) during the first year of its term with the payment of a prepayment premium in the amount of 5% of the principal being repaid, (ii) after the first year of its term with the payment of a prepayment premium in the amount of 1% of the principal being repaid, and (iii) with no prepayment premium during the last three months of its term. The Village Square Mortgage Loan is secured by a first mortgage lien on the assets of Village Square, including the land, fixtures, improvements, leases, rents and reserves.
On October 29, 2013, the Company entered into a mortgage loan (the “Ivy Mortgage Loan”) with Berkadia Commercial Mortgage LLC, as lender, to borrow approximately$8.6 million. The Ivy Mortgage Loan matures on November 1, 2023 and bears interest at one-month LIBOR plus 2.41%. The Ivy Mortgage Loan requires monthly payments of interest only for the first year of its term, followed by monthly payments of principal and interest for the remainder of the term of the loan. The amount outstanding under the Ivy Mortgage Loan may be prepaid in full (i) during the first year of its term with the payment of a prepayment premium in the amount of 5% of the principal being repaid, (ii) after the first year of its term with the payment of a prepayment premium in the amount of 1% of the principal being repaid, and (iii) with no prepayment premium during the last three months of its term. The Ivy Mortgage Loan is secured by a first mortgage lien on the assets of Ivy at Clear Creek, including the land, fixtures, improvements, leases, rents and reserves.
On October 31, 2013, the Company entered into a mortgage loan (the “Deerfield Mortgage Loan”) with Amerisphere Multifamily Finance, L.L.C., as lender, to borrow approximately $10.5 million. The Deerfield Mortgage Loan matures on November 1, 2020 and bears interest at a fixed rate of 4.66%. The Deerfield Mortgage Loan requires monthly payments of interest only for the first two years of its term, followed by monthly payments of principal and interest for the remainder of the term of the loan. The amount outstanding under the Deerfield Mortgage Loan may be prepaid in full at any time with the payment of a prepayment premium in the amount of (i) the greater of 1% of the principal being repaid or the yield maintenance amount if the prepayment is made before October 31, 2016, (ii) 1% of the principal being repaid if the prepayment is made at any time on or after October 31, 2016 and before the last three months of its term, and (iii) no prepayment premium if the prepayment is made during the last three months of its term. The Deerfield Mortgage Loan is secured by a first mortgage lien on the assets of the Deerfield Luxury Townhomes, including the land, fixtures, improvements, leases, rents and reserves.
The Company has evaluated subsequent events and determined that no events have occurred, including those disclosed above, which would require an adjustment to the consolidated financial statements.

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
Overview
We have acquired and intend to continue to acquire, a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 45% of our total assets in categories (i) and (ii), and 55% of our total assets in category (iii). Also, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Real Estate Opportunity Advisors, LLC, or our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, as amended, and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, as amended, our portfolio composition may vary from what we have initially disclosed.
We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of September 30, 2013, we have acquired 16 multifamily properties, eight non-performing promissory notes (of which we have foreclosed on seven, and negotiated a discounted payoff for one) and three performing promissory notes (including seller financing we provided to a purchaser in conjunction with the sale of a property).  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following table sets forth the results of our operations for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Revenues:
Rental income	$11,026	$4,834
Gain on foreclosures	—	56
Interest income	73	32
Total revenues	11,099	4,922

Expenses:
Rental operating	7,268	3,381
Acquisition costs	3,711	(115)
Management fees - related parties	1,210	580
General and administrative	1,319	688
Depreciation and amortization expense	5,285	2,382
Total expenses	18,793	6,916
Loss before other (expense) income	(7,694)	(1,994)

Other (expense) income:
Gain on redemption of stock	7	—
Interest expense	(149)	(255)
Loss from continuing operations	(7,836)	(2,249)

Discontinued operations:
Loss from discontinued operations	(24)	(111)
Loss from discontinued operations, net	(24)	(111)

Net loss and comprehensive loss	$(7,860)	$(2,360)

Revenues: During the three months ended September 30, 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned from nine at September 30, 2012 to 21 at September 30, 2013. During the three months ended September 30, 2012, we recorded adjustments to gains for both the excess of fair market value at one of our foreclosed properties over our cost basis and a subsequent payment for a personal guarantee.
Expenses.  Our rental operating expenses increased for the three months ended September 30, 2013 primarily due to an increase in the number of operating properties we owned and the number of properties acquired during the three months ended September 30, 2013 . Accordingly, we incurred increased management fees, acquisition fees and depreciation and amortization expense.

•
General and administrative expenses increased from $688,000 during the three months ended September 30, 2012 to $1.3 million during the three months ended September 30, 2013 primarily related to the following:

◦
General and administrative expenses at the property level increased from $481,000 during the three months ended September 30, 2012 to $1.0 million during the three months ended September 30, 2013 due to the operation of 14 additional properties we acquired directly or through foreclosure subsequent to September 30, 2012, offset by the disposition of two properties.

◦
Other professional fees at the company level increased by approximately $118,000 primarily as a result of increased audit and legal fees incurred in relation to due diligence on potential acquisitions.

◦	Other company general and administrative expenses increased due primarily to a $116,000 increase in travel expenses.

(Back to Index)

•
Acquisition costs for the three months ended September 30, 2013 were $3.7 million (primarily related to the acquisition of four properties and the origination of one loan with an aggregate purchase price of $105.3 million). Also included in acquisition costs for the three months ended September 30, 2013 were approximately $750,000 in third-party professional fees incurred in connection with due diligence related to that certain Agreement and Plan of Merger by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP and RRE Charlemagne Holdings, LLC. As of September 30, 2013, the transaction contemplated under this agreement had not closed.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
The following table sets forth the results of our operations for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Revenues:
Rental income	$26,335	$9,167
Gain on foreclosures	67	571
Interest income	188	135
Total revenues	26,590	9,873

Expenses:
Rental operating	17,145	6,459
Acquisition costs	6,228	2,757
Foreclosure costs	49	150
Management fees - related parties	2,938	1,189
General and administrative	3,805	2,271
Loss on disposal of assets	36	—
Depreciation and amortization expense	11,169	3,704
Total expenses	41,370	16,530
Loss before other (expense) income	(14,780)	(6,657)

Other (expense) income:
Gain on redemption of stock	29	—
Interest expense	(396)	(398)
Insurance proceeds in excess of cost basis	—	5
Loss from continuing operations	(15,147)	(7,050)

Discontinued operations:
(Loss) income from discontinued operations	(696)	819
Net gain on disposition	3,173	—
Income from discontinued operations, net	2,477	819

Net loss and comprehensive loss	$(12,670)	$(6,231)

Revenues: During the nine months ended September 30, 2013, we recorded income primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned from nine at September 30, 2012 to 21 at September 30, 2013. During the nine months ended September 30, 2013, we recorded an adjustment to gains on foreclosure for the excess of market value over our fair value at one foreclosed property. During the nine months ended September 30, 2012, we recorded adjustments to gains for both the excess of fair market value at two of our foreclosed properties over our cost basis and a subsequent payment for a personal guarantee.

(Back to Index)

Expenses.  Our rental operating expenses increased for the nine months ended September 30, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, and depreciation and amortization expense.

•
General and administrative expenses increased from $2.3 million during the nine months ended September 30, 2012 to $3.8 million during the nine months ended September 30, 2013 primarily related to the following:

◦
General and administrative expenses increased at the property level from $949,000 during the nine months ended September 30, 2012 to $2.4 million during the nine months ended September 30, 2013 due to the operation of 14 additional properties we acquired directly or through foreclosure subsequent to September 30, 2012, offset by the disposition of two properties.

◦	Other company level general and administrative expenses decreased, primarily related to a $145,000 decrease in payroll expense allocated to us by our Advisor.

•
Acquisition costs for the nine months ended September 30, 2013 were $6.2 million (primarily related to the acquisition of nine properties and the origination of one loan with an aggregate purchase price of $169.7 million) as compared to acquisition costs of $2.8 million for the nine months ended September 30, 2012 (related to the acquisition of one loan and five properties with an aggregate value of $63.0 million). Also included in acquisition costs for the nine months ended September 30, 2013 were approximately $750,000 in third-party professional fees incurred in connection with due diligence related to that certain Agreement and Plan of Merger by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP and RRE Charlemagne Holdings, LLC. As of September 30, 2013, the transaction contemplated under this agreement had not closed.

•
The asset carrying value for one operating property, which was subsequently sold, was determined to exceed its estimated fair value and, therefore, we recorded a $539,000 loss on impairment during the nine months ended September 30, 2013, which is included in (loss) income from discontinued operations.

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
Capital Expenditures. We deployed a total of $20.2 million in capital during the nine months ended September 30, 2013 for capital expenditures, which included the following: (a) $5.3 million at the Williamsburg Apartments to complete unit rehabilitations ($2.1 million is still budgeted to complete this project); (b) $1.4 million at The Vista Apartment Homes for deferred maintenance, unit rehabilitations, renovations to the exterior of the buildings, and updates to common areas ($0.4 million is still budgeted to complete this project); (c) $2.4 million at the Alcove for renovations that include exterior painting, roofing and unit rehabilitations ($0.6 million is still budgeted to complete these renovations); (d) $1.6 million at Deerfield for unit rehabilitations; (e) $1.9 million at One Hundred Chevy Chase Apartments for unit rehabilitations ($1.1 million is still budgeted to complete these renovations); (f) $0.9 million at Ivy at Clear Creek for unit rehabilitations ($1.8 million is still budgeted to complete these renovations); (g) $0.4 million at Retreat at Rocky Ridge for unit rehabilitations ($2.4 million is still budgeted to complete these renovations); and (h) $0.2 million at Village Square for unit rehabilitations ($4.1 million is still budgeted to complete these renovations). The majority of the remaining amounts deployed for capital expenditures were related to turnover at our existing older properties. An additional $18.2 million in capital is budgeted to be deployed over the next two years for the four properties we acquired during the three months ended September 30, 2013.
Ongoing Public Offering.  Pursuant to our ongoing public offering, we are offering up to 75.0 million shares of common stock, $0.01 par value per share, at $10.00 per share.  We are also offering up to 7.5 million shares of common stock to be issued pursuant to our distribution reinvestment plan.
On May 30, 2013 we filed a registration statement to register a follow-on offering, in which we are proposing to offer up to $350.0 million of common stock in a primary offering. We also propose to offer up to $35.0 million of common stock

(Back to Index)

(Back to Index)

pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares. If the follow-on offering commences, it is not expected to commence any later than the fourth quarter of 2013.

Gross offering proceeds. As of September 30, 2013, an aggregate of 46,581,720 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	42,966,691	427,600
Shares issued through stock distributions	1,566,394	—
Shares issued through distribution reinvestment plan	769,408	7,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	46,581,720	$447,600

Revolving Credit Facility. On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Credit Facility, with Bank of America, N.A. Under the Credit Facility as amended on May 23, 2013, we may borrow up to $50.0 million, or the Facility Amount. The interest rate on borrowings is the one-month London InterBank Offered Rate, or LIBOR (0.179% at September 30, 2013) plus 3.0%. Draws under the Credit Facility are secured by certain multifamily properties directly owned by our subsidiaries.  The proceeds of the Credit Facility may be used for working capital, property improvements and other general corporate purposes. We incurred certain closing costs in connection with the Credit Facility, including loan fees totaling $318,750. As of September 30, 2013, we had outstanding borrowings of $760,000 under the Credit Facility.
The Credit Facility matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain terms and conditions and payment of an extension fee equal to 0.2% of the amount committed under the Credit Facility at the time of such extension. We are required to make monthly interest-only payments on the outstanding balance.  We also may prepay the Credit Facility in whole or in part at any time without premium or penalty.
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
We were in compliance with all such covenants as of September 30, 2013.  Although we expect to remain in compliance with these covenants for the duration of the term of the Credit Facility, depending upon our future operating performance, capital raising success, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
Mortgage Debt. On April 3, 2012, we entered into a mortgage loan,(the "Iroquois Mortgage Note"), with Berkadia Commercial Mortgage, LLC for $9.2 million.  The Iroquois Mortgage Note matures on May 1, 2017 and bears interest at one-month LIBOR plus 2.61%.
The Iroquois Mortgage Note requires monthly payments of principal and interest.  The amount outstanding may be prepaid in full after the first year of its term with payment of a prepayment premium in the amount of 1% of the principal being repaid, and with no prepayment premium during the last three months of its term.  The Iroquois Mortgage Note is secured by a first mortgage lien on the assets of the Vista Apartment Homes (formerly Iroquois Apartments), including the land, fixtures, improvements, leases, rents and reserves.
On August 22, 2013, we entered into a mortgage loan (the “Cannery Mortgage Note”) with RED Mortgage Capital, LLC for $8.2 million.  The Cannery Mortgage Note matures on September 1, 2020 and bears interest at one-month LIBOR plus 3.30%.

(Back to Index)

(Back to Index)

The Cannery Mortgage Note requires monthly payments of interest only through September 2015, at which point payments of principal and interest are required through the maturity date.  The amount outstanding under the Cannery Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Cannery Mortgage Note is secured by a first lien mortgage on the assets of the Cannery Lofts, including the land, fixtures, improvements, leases, rents and reserves.
The Iroquois and Cannery Mortgage Notes contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all as set forth in the Iroquois and Cannery Mortgage Notes.  We are currently in compliance with all such covenants.
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
Operating Properties. As of September 30, 2013, we owned the following multifamily properties:

Subsidiary	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC	Arcadia	404	Houston, TX
RRE Iroquois, LP	Vista Apartment Homes	133	Philadelphia, PA
RRE Campus Club Holdings, LLC	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC	Jefferson Point	208	Newport News, VA
RRE Pinnacle Holdings, LLC	Pinnacle	224	Westminster, CO
RRE Centennial Holdings, LLC	Centennial	276	Littleton, CO
	Total Units	6,115

We have also acquired a portfolio of small bank loans of which we still own two remaining performing notes that are secured by multifamily properties located in Michigan and Indiana.

(Back to Index)

(Back to Index)

Organization and Offering Costs. Our Advisor has advanced funds to us for certain organization and offering costs.  We reimburse the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our ongoing public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of September 30, 2013 and December 31, 2012, a total of $4,000 and $0, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of September 30, 2013 and December 31, 2012, we had directly paid for organization and offering costs totaling $4.0 million and $3.8 million, respectively.

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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2013 did not exceed the charter imposed limitation.
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
Because we intend to fund cash distributions from cash flow and strategic financings, at this time we cannot guaranty that our board of directors will continue to declare distributions on a set monthly or quarterly basis. Rather, the board of directors will declare distributions from time to time based on cash flow from our investments and our investment and financing activities. As such, we can also give no assurances as to the timing, amount or notice with respect to any other future distribution declarations.
For the nine months ended September 30, 2013, we paid aggregate distributions of $9.4 million, including $3.2 million of distributions paid in cash and $6.3 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2013 was $12.7 million and net cash flow used in operations was $2.4 million. For the nine months ended September 30, 2013, 36.1% of our distributions was funded from cash flow from operations received during the first three months of 2013 and 63.9% of our distributions was funded from proceeds from debt financing. Our cumulative cash distributions and net loss from inception through September 30, 2013 are $11.3 million and $32.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Our Board of Directors had also declared seven stock distributions (four in 2011 and three in 2012) each for 0.015 shares, or 1.5%, for each outstanding share of common stock. In addition, our Board of Directors declared two stock distributions of 0.0075 shares, or 0.75%, for each outstanding share of common stock held of record on December 31, 2012 and March 29, 2013, respectively, that were distributed on January 15, 2013 and April 15, 2013, respectively. On May 10, 2013 our Board of Directors declared a quarterly stock distribution of 0.00585 shares, or 0.585% for each outstanding share of common stock held of record on June 28, 2013. Finally, on August 14, 2013, our Board of Directors declared a quarterly stock distribution of 0.005 shares, or 0.5% for each outstanding share of common stock held of record on September 30, 2013.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code of 1986, as amended, as disclosed in the prospectus for our initial public offering.  Therefore, we also use adjusted funds from operations, or AFFO, in addition to FFO and MFFO.  We calculate AFFO by adding (subtracting) gains (losses) realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.
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
Stabilized assets during the three and nine months ended September 30, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Ivy at Clear Creek, Village Square, Nob Hill, Brentdale, Jefferson Point, Pinnacle and Town Park (which was sold in April 2013). Unstabilized assets during the three and nine months ended September 30, 2013 included: Mosaic, The Reserve at Mt. Moriah, The Alcove, One Hundred Chevy Chase Apartments, Retreat at Rocky Ridge, Centennial and Heatherwood (which was sold in April 2013). The calculation of MFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
Stabilized assets during the three and nine months ended September 30, 2012 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, Town Park (which was sold in April 2013) and Heatherwood (which was sold in April 2013). Unstabilized assets during the three and nine months ended September 30, 2012 consisted of The Redford. The calculation of MFFO attributed to unstabilized assets includes non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level.
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

(Back to Index)

(Back to Index)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss – GAAP	$(7,860)	$(2,360)	$(12,670)	$(6,231)
Net gain on disposition	—	—	(3,173)	—
Depreciation expense	3,097	1,034	7,071	1,738
FFO	(4,763)	(1,326)	(8,772)	(4,493)
Adjustments for straight-line rents	(34)	(43)	(156)	(24)
Impairment charge	—	—	539	—
Gain relating to fair value	—	—	(67)	—
Amortization of intangible lease assets	2,188	1,348	4,098	1,966
Acquisition costs	3,711	(115)	6,228	2,757
MFFO	1,102	(136)	1,870	206
Net gain on disposition	—	—	3,173	—
AFFO	$1,102	$(136)	$5,043	$206

Basic and diluted loss per common share - GAAP	$(0.22)	$(0.15)	$(0.38)	$(0.48)
FFO per share	$(0.13)	$(0.08)	$(0.27)	$(0.35)
MFFO per share	$0.03	$(0.01)	$0.06	$0.02
AFFO per share	$0.03	$(0.01)	$0.15	$0.02

Weighted average shares outstanding	36,156	15,953	33,055	12,979

	Three Months Ended September 30,
	2013			2012
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total
Net loss	$(1,492)	$(6,368)	$(7,860)	$(631)	$(1,729)	$(2,360)
Net (gain) loss on disposition	—	—	—	—	—	—
Depreciation expense	2,597	500	3,097	952	82	1,034
FFO	1,105	(5,868)	(4,763)	321	(1,647)	(1,326)
Adjustments for straight-line rents	(34)	—	(34)	(43)	—	(43)
Amortization of intangible lease assets	1,258	930	2,188	1,061	287	1,348
Acquisition costs	359	3,352	3,711	(76)	(39)	(115)
MFFO	$2,688	$(1,586)	$1,102	$1,263	$(1,399)	$(136)
Net gain (loss) on disposition	—	—	—	—	—	—
AFFO	$2,688	$(1,586)	$1,102	$1,263	$(1,399)	$(136)

(Back to Index)

(Back to Index)

	Nine Months Ended September 30,
	2013			2012
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets and Corporate Overhead	Total
Net loss	$(365)	$(12,305)	$(12,670)	$(1,999)	$(4,232)	$(6,231)
Net (gain) loss on disposition	(3,199)	26	(3,173)	—	—	—
Depreciation expense	6,235	836	7,071	1,606	132	1,738
FFO	2,671	(11,443)	(8,772)	(393)	(4,100)	(4,493)
Adjustments for straight-line rents	(156)	—	(156)	(24)	—	(24)
Impairment charge	—	539	539
Gains relating to fair value	(67)	—	(67)
Amortization of intangible lease assets	2,284	1,814	4,098	1,367	599	1,966
Acquisition costs	1,416	4,812	6,228	1,977	780	2,757
MFFO	$6,148	$(4,278)	$1,870	$2,927	$(2,721)	$206
Net gain (loss) on disposition	3,199	(26)	3,173	—	—	—
AFFO	$9,347	$(4,304)	$5,043	$2,927	$(2,721)	$206

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

Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or obligations.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2013 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds of Registered Securities
On June 16, 2010, our registration statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act. We are offering a maximum of 75.0 million shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we are offering 7.5 million shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share. On May 30, 2013 we filed a registration statement on Form S-11 (File No. 333-188946) to register a follow-on offering, in which we are proposing to offer up to $350.0 million of common stock in a primary offering. We are also proposing to offer up to $35.0 million of common stock pursuant to our distribution reinvestment plan. If the follow-on offering commences, we expect it to commence no later than the fourth quarter of 2013.
Resource Securities, Inc. is the dealer-manager of our offerings.  As of September 30, 2013, we had sold a total of 42,966,691 shares of our common stock, including 769,408 shares sold pursuant to our distribution reinvestment plan, which generated gross offering proceeds of $434.9 million.

(Back to Index)

(Back to Index)

From the commencement of the public offering through September 30, 2013, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to Resource Securities, Inc., which then reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount
(in thousands)
Selling commissions	$28,096
Dealer manager fees	12,761
Other organization and offering costs (excluding underwriting compensation)	9,862
Total expenses	$50,719
Through September 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $384.2 million. As of September 30, 2013, we have used the net proceeds to acquire approximately $292.4 million in real estate and real estate-related investments. Of the amount used for the purchase of these investments, approximately $10.5 million was paid to our Advisor in the form of acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
During the three months ended September 30, 2013, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	7,114	$8.51	7,114	(3)
August 2013	—	—	0	(3)
September 2013	—	—	0	(3)

(1)    All redemptions of equity securities in the three months ended September 30, 2013 were made pursuant to our share redemption program.
(2)    The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.
(3)    We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended September 30, 2013.
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
Our Board of Directors, in its sole discretion, may suspend, terminate or amend our share redemption program without stockholder approval upon 30 days' notice if it determines that such suspension, termination or amendment is in our best interest. Our board may also reduce the number of shares purchased under the share redemption program if it determines the funds otherwise available to fund our share redemption program are needed for other purposes. These limitations apply to all redemptions, including redemptions sought upon the stockholder's death, qualifying disability or confinement to a long-term care facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 18, 2013 by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP and RRE Charlemagne Holdings, LLC (incorporated by reference to Post-Effective No. 13 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Subscription Agreement, included as Appendix B to prospectus (incorporated by reference to Post-Effective Amendment No. 13 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Post-Effective Amendment No. 11 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed April 16, 2013)

10.1
Purchase and Sale Agreement by and between Brentdale Holdings Limited Partnership and Resource Real Estate Opportunity OP, LP dated July 2, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

10.2
Improved Commercial Property Earnest Money Contract by and between Resource Real Estate Opportunity OP, LP and ORI-Colorado, Inc. dated September 3, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

10.3
Improved Commercial Property Earnest Money Contract by and between Resource Real Estate Opportunity OP, LP and ORI-Park, Inc. dated September 3, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 14, 2013	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)