Form 10-K
period 2013-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2014-03-31
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the Registrant's shares of common stock.  The Registrant conducted an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated its primary offering on December 13, 2013 and is continuing to offer shares of it s common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $9.50 per share pursuant to a registration statement on Form S-3D. There were approximately 13,936,317 shares of common stock held by non-affiliates at June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 26, 2014, there were 67,450,656 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A of this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring non-performing real estate loans and distressed real estate that are being sold at discounted prices. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2013, we owned 24 multifamily properties, as described further in “Item 2. Properties” below, one non-performing loan and two performing loans,. We intend to continue to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of macro-economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.
We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc., or RAI, a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.
Our Offerings
On September 15, 2009, we commenced a private placement offering to accredited investors for the sale of up to 5,000,000 shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers.  The offering, which closed on June 9, 2010, resulted in aggregate gross proceeds of $12.8 million, ($11.3 million, net of syndication costs) and resulted in the issuance of 1,283,727 common shares, including 20,000 shares purchased by our Advisor. Also, in conjunction with the private offering, we offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock; the Advisor purchased the remaining 4,063 shares.
On June 16, 2010, we commenced our initial primary public offering of up to 75,000,000 shares and a public offering of up to an additional 7,500,000 shares pursuant to our distribution reinvestment plan. An affiliate of our Advisor, Resource Securities, Inc. , or Resource Securities, served as the dealer manager. We offered shares of our common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.
The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. We mare continuing to offer shares pursuant to our distribution reinvestment plan at a purcahse price equal to $9.50 per share.

(Back to Index)

(Back to Index)

Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate and real estate-related assets in which we may invest and, accordingly, we may invest in other real estate and real estate related assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 45% of our total assets in categories (i) and (ii), and 55% of our total assets in category (iii). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor, presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act of 1940, as amended (the "Investment Company Act"), our portfolio composition may vary from what we have initially disclosed.
We believe the continued disruption in the commercial real estate and credit markets that began with the 2007 economic downturn and parallel credit crisis continues to present an attractive environment to acquire U.S. commercial real estate and real estate-related debt. Our Advisor, its predecessors and its affiliates have over 20 years of experience in acquiring, managing and disposing of real estate assets. We believe our extensive experience in discounted real estate assets and multifamily rental properties along with our proven experience sponsoring a publicly traded REIT and our long standing contacts in the financial services industry distinguish us from our competitors.
Our Operating Policies and Strategies
Our Advisor has the primary responsibility for the selection of investments, the negotiation of the acquisition of these investments, and financing, asset-management and disposition decisions. A majority of our Board of Directors and a majority of the Conflicts Committee, which includes only our three independent directors, approve all proposed real estate property investments and certain significant real estate-related debt investments. Our Board of Directors meets regularly to monitor the execution of our investment strategies and our progress in achieving our investment objectives.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $2.5 million in us and as of December 31, 2013, it owned 276,056 shares of our common stock and 32,418 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2013, our Advisor has granted 18,762 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 1,613 have been forfeited and returned to the Advisor as of December 31, 2013. The outstanding shares will vest ratably over the next three years, and 16,645 of these shares have vested as of December 31, 2013.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management, Inc. d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2013, managed over 65 multifamily rental properties in 22 states with over 19,000 units. Resource Residential has over 500 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
Distributions
During the year ended December 31, 2013, we paid aggregate distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10 million of distributions reinvested through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2012	$0.075	January 15, 2013	$1,053	$618	$1,671
January 31, 2013	0.025	February 15, 2013	383	217	600
February 28, 2013	0.025	March 15, 2013	420	227	647
April 1, 2013	0.025	April 15, 2013	467	243	710
April 30, 2013	0.025	May 1, 2013	512	258	770
May 31, 2013	0.033	June 3, 2013	745	359	1,104
June 28, 2013	0.033	July 1, 2013	805	379	1,184
July 31, 2013	0.033	August 1, 2013	890	412	1,302
August 30, 2013	0.033	September 3, 2013	983	441	1,424
September 30, 2013	0.033	October 1, 2013	1,064	472	1,536
October 31, 2013	0.033	November 1, 2013	1,231	527	1,758
November 29, 2013	0.033	December 2, 2013	1,431	604	2,035
			$9,984	$4,757	$14,741
On September 12, 2013, our Board of Directors declared distributions of $2.2 million ($0.033 per common share) to stockholders of record as of the close of business on December 31, 2013, which distributions were paid on January 2, 2014.
Since its formation, we have also declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $18.0 million in the aggregate as of December 31, 2013.
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

(Back to Index)

(Back to Index)

Employees and Economic Dependency
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.
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
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
ITEM 1A.     RISK FACTORS
Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Us
There is no public trading market for our shares; therefore, it will be difficult for you to sell your shares.
There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.
We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends primarily upon the performance of our Advisor with respect to the acquisition of our investments. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. We currently have substantial uninvested proceeds raised from our initial public offering, which we are seeking to invest on attractive terms. Even if we can invest our offering proceeds on attractive terms, if such proceeds are not invested promptly, our operations may suffer because we will continue to pay distributions to our stockholders while earning de minimis interest income on our offering proceeds. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that our objectives will be achieved. If we are unable to find suitable investments promptly, we will hold the proceeds from our offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate or pay a special dividend. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, and we may not be able to meet our investment objectives.

(Back to Index)

(Back to Index)

We have a limited prior operating history and our sponsor, Resource Real Estate, has only limited experience operating a public company, which makes our future performance difficult to predict.
We were incorporated in the State of Maryland on June 3, 2009 and we have a limited operating history. As of December 31, 2013, we owned 24 multifamily properties, two performing first mortgage loans and one non-performing first mortgage loan. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our Advisor. Our limited operating history and differences from other programs sponsored by RAI or Resource Real Estate significantly increase the risk and uncertainty you face in making an investment in our shares.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has a limited operating history and it depends largely upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, RAI. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our sponsor’s revenues and operating results impacts the performance of our Advisor, our results of operations, and financial condition could also suffer.
The SEC staff has informed us that historical pre-acquisition financial statements were required for the properties underlying certain significant non-performing loans we have acquired. To date we have not provided this information. Unless we are able to provide this information or the SEC staff changes its position, the SEC staff could take actions that could adversely affect us.
In connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2012, the SEC staff questioned whether historical pre-acquisition financial statements were required to be filed with respect to certain real estate properties underlying our non-performing loans. We had not provided this information based on our review of the available accounting literature, but the SEC staff has stated that such historical financial information is required for properties underlying the significant non-performing mortgage loans that we have acquired. Although the SEC staff has closed the comment letter, we could be subject to enforcement action by the SEC if the staff’s position remains unchanged and we are unable to present the required historical financial statements. Moreover, if historical financial statements are required for certain future loan acquisitions, it could limit our ability to acquire mortgage loans, any of which could adversely affect our performance.
Our investment strategy includes investing in non-performing loans and then pursuing various strategies to create value in such investments. As discussed in the risk factor above, to date we have not provided historical pre-acquisition financial statements for the properties underlying certain non-performing loans we have acquired. As a result you will have less information with which to evaluate some of our investments.
We have acquired non-performing loans as part of our investment strategy. Our strategy for creating value in such loans includes negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the property securing the loan. For some of our properties, we have not provided historical pre-acquisition financial statements. As a result you will have less information with which to evaluate our real estate portfolio.
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals at Resource Real Estate could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
Our success depends to a significant degree upon the contributions of Alan Feldman, our Chief Executive Officer, and Kevin Finkel, our President, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals. Messrs. Feldman and Finkel may not remain associated with Resource Real Estate. If either of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.

(Back to Index)

We believe that our future success depends, in large part, upon Resource Real Estate and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.
If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.
We will declare distributions when our board of directors determines we have sufficient cash flow. We generally expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. However, during the early stages of our operations or beyond, we may set distribution rates at levels we believe we will be able to cover with anticipated future cash flows from operating activities. In order to make these cash distributions, we may be required to use alternative funding sources.
Our organizational documents permit us to make distributions from any source. If we fund distributions from borrowings, sales of properties or offering proceeds, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent distributions exceed our cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from cash flows from operations.
For the year ended December 31, 2013, we paid aggregate cash distributions of $14.7 million including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in our shares through our distribution reinvestment plan. Our net loss for the year ended December 31, 2013 was $19.5 million and net cash used in operating activities was $7.5 million. Our cumulative distributions and net loss from inception through December 31, 2013 are $16.6 million and $39.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
The value of a share of our common stock has been diluted as a result of our payment of stock distributions and will be further diluted if we make additional stock distributions.
We have issued stock distributions to our stockholders and may continue to issue such stock distributions in the future. We seek to purchase assets that may have limited operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not intend to change our per share public offering price until up to 18 months after the termination of the primary portion of our initial public offering (which occurred in December 2013). Therefore, investors who purchased shares early in our offering, as compared with later investors, received more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.
Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.
While we expect a significant amount of our leases to be short-term multifamily leases that will not be affected by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. Although inflation has been generally low in recent years, high inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.

(Back to Index)

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distributions to you. The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and unenforceable.
We may change our targeted investments, our policies and our operations without stockholder consent.
We expect to allocate a majority of our portfolio to investments in multifamily rental properties, which includes student housing and senior residential, and debt secured by multifamily rental properties, but we may also purchase investments in condominium, office, retail, industrial, mixed-use, hospitality and healthcare properties and other real estate asset classes throughout the United States. Also, we are not restricted as to the following:

•	where we may acquire real estate investments;

•
the percentage of our proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in real estate-related debt investments, commercial mortgage-backed securities or mortgage loans, each of which may be leveraged and will have differing risks and profit potential; or

•
the percentage of our proceeds that may be invested in any one real estate investment (the greater the percentage of our subscription proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).

Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments we currently intend to acquire. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.
Because the offering price in our distribution reinvestment plan offering exceeds our net tangible book value per share, investors in the offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares pursuant to our distribution reinvestment plan at $9.50 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2013, our net tangible book value per share was $7.68.

(Back to Index)

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.00 per share. This redemption price is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, and other affiliated Resource Real Estate entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the management agreement;

•
sales of properties and other investments, which may entitle our Advisor to disposition fees and the possible issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

•
acquisitions of properties and investments in loans, which entitle our Advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from other Resource Real Estate-sponsored programs, might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset management fees payable to our Advisor;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to the issuance of shares of our common stock through the conversion of our convertible stock;

•	whether we internalize our management, which may entail significant payments to affiliates of our Advisor; and

•
whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to disposition fees and to the issuance of shares of our common stock through the conversion of our convertible stock.

The fees our Advisor receives in connection with the acquisition and management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
Our Advisor will face conflicts of interest relating to the acquisition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.
We rely on our sponsor and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other Resource Real Estate-sponsored programs and joint ventures. As such, Resource Real Estate-sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs. Many investment opportunities that are suitable for us may also be suitable for other Resource Real Estate programs and joint ventures. When these real estate professionals direct an investment opportunity to any Resource Real Estate-sponsored program or joint venture, they, in their sole discretion, will offer the opportunity to the program or joint venture for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or joint venture. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our Advisor has recommended the investment to us. Thus, the real estate professionals of our Advisor could direct attractive investment opportunities to other entities. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to you.

(Back to Index)

Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other joint venture partners at our expense.
If approved by the unanimous vote of our conflicts committee, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.
Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers face competing demands relating to their time, and this may cause our operations and your investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other Resource Real Estate programs and engage in other business activities. As a result of their interests in other Resource Real Estate programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other Resource Real Estate-sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and some of our directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our property manager, which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our Advisor, our property manager and other affiliated Resource Real Estate entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
Your investment will be diluted upon conversion of the convertible stock.
In connection with the commencement of our initial public offering, our Advisor exchanged 4,500 shares of common stock for 45,000 shares of our convertible stock and purchased 4,063 shares of our convertible stock that were not sold in our private offering. As of December 31, 2013, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 937 shares of our convertible stock and a total of 50,000 shares of convertible stock were issued and outstanding. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”  Upon a Triggering Event, our convertible stock will, unless our advisory agreement has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

•	(A) the lesser of

◦	(i) 25% of the amount, if any, by which

(Back to Index)

▪
(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

▪
(2) the sum of the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

◦	(ii) 15% of the amount, if any, by which

▪
(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

▪
(2) the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

•	(B) the value of the company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
However, if our advisory agreement expires without renewal or is terminated (other than because of a material breach by our Advisor) prior to a Triggering Event, then upon a Triggering Event the holder of the convertible stock will be entitled to a prorated portion of the number of shares of common stock determined by the foregoing calculation, where such proration is based on the percentage of time we were advised by our Advisor.  As a result, following conversion, the holder of the convertible stock will be entitled to a portion of amounts distributable to our stockholders, which such amounts distributable to the holder could be significant.
Our Advisor can influence whether our common stock is listed for trading on a national securities exchange.  Accordingly, our Advisor can influence the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.
Risks Related to Our Distribution Reinvestment Plan Offering and Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. A majority of our independent directors who do not have an interest in the transaction must approve any issuance of preferred stock.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

(Back to Index)

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an “investment company” is an issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “Primarily Engaged Test”); and

•
is engaged and or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets on an unconsolidated basis (the “40% Test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our operating partnership meet either of the tests above. With respect to the 40% Test, all of the entities through which we and our operating partnership own our assets are wholly-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the Primarily Engaged Test, we and our operating partnership are holding companies. Through the majority-owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.
We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC Staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate” (“Qualifying Assets”); at least 80% of its assets in Qualifying Assets plus real estate-related assets (“Real Estate-Related Assets”); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets (“Miscellaneous Assets”). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.
If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and our operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC Staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.
If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

(Back to Index)

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.
Our board of directors has approved the share redemption program, but may amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.
In addition, our share redemption program contains other restrictions and limitations. Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility or for other exigent circumstances and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).
Other than redemptions following the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for such shares we repurchase under our proposed redemption program will equal (1) prior to the time we establish an estimated value per shares or our common stock, the amount by which (a) the lesser of (i) 90% of the average issue price for all of your shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our investments; or (2) after we establish an estimated value per share of common stock, the greater of (a) 100% of the average issue price per share for all of your shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 100% of estimated value per share, as determined by our Advisor or another firm chosen for that purpose. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.
Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

(Back to Index)

Our stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are designated as convertible stock and 10,000,000 are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may also elect to (1) sell additional equity securities in future public or private offerings; (2) issue shares of our common stock upon the exercise of the options we may grant to our independent directors or to our Advisor's or our Manager's employees; (3) issue shares to our Advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; (4) issue shares of common stock upon the conversion of our convertible stock; or (5) issue shares of our common stock to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional equity interests, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any public offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.
Our board of directors could opt into certain provisions of the Maryland General Corporation Law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
Risks Related to Investments in Real Estate
Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
The properties we acquire and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition;

•	adverse local conditions, such as oversupply or reduction in demand and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in governmental regulations, including those involving tax, real estate usage, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on your investment.

(Back to Index)

We are subject to the risks associated with acquiring discounted real estate assets.
We are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, instability in the financial markets may limit the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity would have the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions worsen, an inability of the underlying real estate assets to produce income may weaken our return on our investments, which in turn, may weaken your return on investment.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. Though we have purchased, and intend to continue to purchase, real estate assets at a discount from historical cost, the fluctuation in market conditions make judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.
Residents of multifamily rental properties or tenants of other property classes we intend to acquire as discounted real estate assets that have experienced personal financial problems or a downturn in their business may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.
The discounted real estate assets may involve investments in commercial leases with residents or tenants who have experienced a downturn in their residential or business leases and with residents or tenants that have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, resulting in their failure to make timely rental payments or their default under their leases or debt instruments. In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.
The bankruptcy or insolvency of any resident or tenant also may adversely affect the income produced by our properties. If any resident or tenant becomes a debtor in a case under the U.S. Bankruptcy Code, our actions may be restricted by the bankruptcy court and our financial condition and results of operations could be adversely affected.
The operating costs of our properties will not necessarily decrease if our income decreases.
Certain expenses associated with ownership and operation of a property may be intentionally increased to enhance the short- and long-term success of the property in the form of capital gain and current income, such as:

•	increased staffing levels;

•	enhanced technology applications; and

•	increased marketing efforts.
Certain expenses associated with the ownership and operation of a property are not necessarily reduced by events that adversely affect the income from the property, such as:

•	real estate taxes;

•	insurance costs; and

•	maintenance costs.
For example, if the leased property loses tenants or rents are reduced, then those costs described in the preceding sentence are not necessarily reduced. As a result, our cost of owning and operating leased properties may, in the future, exceed the income the property generates even though the property’s income exceeded its costs at the time it was acquired. This would decrease the amount of cash available to us to distribute to you and could negatively affect your return on investment.
We will be subject to the risks associated with acquiring bank-owned properties, commonly referred to as REO (“real estate owned” by a bank after foreclosure).
We will be subject to the risks generally incident to the acquisition and ownership of REO. An investment in REO assets may be riskier than traditional real estate transactions. For example, such additional risks may include:

•
REO assets often will require certain additional planned capital expenditures to repair and maintain the property in order to prepare the property for sale, due to the previous owners’ inadequate maintenance of the property;

(Back to Index)

•
REO assets may result in the purchaser discovering additional latent defects with the property requiring additional unplanned expenditures not initially budgeted for as part of the redevelopment and repositioning capital expenditures; and

•
the timing and closing of an REO acquisition may be delayed and we may incur additional costs because of the bank’s lack of adequate staff assigned to the bank’s REO portfolio or the deliberate process of following the bank’s specific rules and requirements for obtaining its approval prior to closing the transaction.

The risks associated with REO may adversely affect our results of operations, reduce the cash available for distributions and the return on your investment.
We will compete with third parties in acquiring, managing and selling properties and other investments, which could reduce our profitability and the return on your investment.
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We will compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. government and other entities, to acquire, manage and sell real estate and real estate-related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
Competition with these entities may result in the following:

•	greater demand for the acquisition of real estate and real estate-related assets, which results in increased prices we must pay for our real estate and real estate-related assets;

•	delayed investment of our capital;

•	decreased availability of financing to us; or

•	reductions in the size or desirability of the potential tenant base for one or more properties that we lease.
If such events occur, you may experience a lower return on your investment.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.
We are a party to joint ventures through which we own certain of our properties. We may also purchase and renovate additional properties in joint ventures or in partnerships, co‑tenancies or other co‑ownership arrangements. Such investments involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co‑venturer, co‑tenant or partner in an investment could become insolvent or bankrupt;

•	that such co‑venturer, co‑tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co‑venturer, co‑tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and therefore your return on investment.
Properties that have significant vacancies, especially discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties.
A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. Further, our potential investments in value-add multifamily rental properties or other types of discounted properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues resulting in less cash available for distributions. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce your return on investment.

(Back to Index)

We may have difficulty re-leasing underperforming or discounted properties because of the location or reputation of the property.
The nature of discounted real estate assets carries the risk that the properties underlying certain real estate investments may be located in areas of slow, stagnant, or declining economic growth. Such areas may experience high levels of crime and unemployment. In addition to the risks these conditions impose on the current tenants and owners of properties underlying the real estate investments, these conditions may harm the reputation of the property making it difficult to attract future more productive tenants and owners to the areas where the properties are located. The inability to re-lease or re-sell property abandoned, foreclosed upon, or purchased in these areas may result in an unproductive use of our resources and could negatively affect our performance and your return on investment.
Because we rely on our Manager, its affiliates and third parties to manage the day-to-day affairs of any properties we acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.
We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our Manager, its affiliates or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.
If we are unable to sell a property for the price, on the terms or within the time frame we desire, it could limit our ability to pay cash distributions to you.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to you and could reduce the value of your investment.
Government entities, community associations and contractors may cause unforeseen delays and increase costs to redevelop and reposition value-add properties that we may acquire, which may reduce our net income and cash available for distributions to you.
We may seek to or be required to incur substantial capital obligations to redevelop or reposition existing properties that we acquire at a discount as a result of neglect of the previous owners or tenants of the properties and to sell the properties. Our Advisor and its key real estate professionals will do their best to acquire properties that do not require excessive redevelopment or modifications and that do not contain hidden defects or problems. There could, however, be unknown and excessive costs, expenses and delays associated with a discounted property’s redevelopment, repositioning or value-add upgrades. We will be subject to risks relating to the uncertainties associated with rezoning for redevelopment and other concerns of governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be our Manager or its affiliates, if new capital improvements are required.
If we are unable to increase rental rates or sell the redeveloped property at a price consistent with our value-add projections due to local market or economic conditions to offset the cost of the redevelopment or repositioning the property, the return on your investment may suffer. To the extent we acquire discounted properties in major metropolitan areas where the local government has imposed rent controls, we may be prohibited from increasing the rental rates to a level sufficient to cover the particular property’s redevelopment costs and expenses.

(Back to Index)

Costs of responding to both known and previously undetected environmental contamination and hazardous conditions may decrease our cash flows and limit our ability to make distributions.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
Environmental laws also may impose liens on a property or restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
Properties acquired by us may have toxic mold that could result in substantial liabilities to us.
Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. Although we will attempt to acquire properties and loans secured by properties that do not contain toxic mold, there can be no assurance that none of the properties acquired by us will contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we may acquire properties that contain toxic mold and such properties may negatively affect our performance and your return on investment.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on your investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.
Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act, the Fair Housing Act and other tax credit programs may adversely affect cash available for distributions.

(Back to Index)

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (the "Disabilities Act").  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party to ensure compliance with such laws.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.
The multifamily rental properties we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our apartment communities where such removal is readily achievable.  The Disabilities Act does not, however, consider residential properties, such as multifamily rental properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.
We also must comply with the Fair Housing Amendment Act of 1988 (“FHAA”), which requires that multifamily rental properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors.  Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily rental properties for compliance with the requirements of the FHAA and the Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily rental properties to ensure compliance with these requirements.  Noncompliance with the FHAA and the Disabilities Act could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
Certain of our properties may be subject to the low income housing tax credits, historic preservation tax credits or other similar tax credit rules at the federal, state or municipal level. The application of these tax credit rules is extremely complicated and noncompliance with these rules may have adverse consequences for us. Noncompliance with applicable tax regulations may result in the loss of future or other tax credits and the fractional recapture of these tax credits already taken. Accordingly, noncompliance with these tax credit rules and related restrictions may adversely affect our ability to distribute any cash to our investors.
Our properties may be dispersed geographically and across various markets and sectors.
We may acquire and operate properties in different locations throughout the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of your investment.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We expect that our properties will be diverse according to geographic area. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio.
Newly constructed and existing multifamily rental properties or other properties that compete with any properties we may acquire in any particular location could adversely affect the operating results of our properties and our cash available for distribution.
We may acquire properties in locations that experience increases in construction of multifamily rental or other properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find residents to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; or

•	substantially reduce our revenues and cash available for distribution.

(Back to Index)

Our efforts to upgrade multifamily rental properties to increase occupancy and raise rental rates through redevelopment and repositioning may fail, which may reduce our net income and the cash available for distributions to you.
The success of our ability to upgrade any multifamily rental properties that we may acquire and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located. Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships. Should the local market be unable to substantiate a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property. These events could cause us to reduce the cash available for distributions.
Repositioning risks could affect our profitability.
A component of our strategy is to renovate and reposition multifamily communities in order to effect long-term growth. Our renovation and repositioning activities generally entail certain risks, including the following:

•
funds may be expended and management’s time devoted to projects that may not be completed due to a variety of factors, including without limitation, the inability to obtain necessary governmental approvals;

•
construction costs of a renovation or repositioning project may exceed original estimates, possibly making the project economically unfeasible or the economic return on a repositioned property less than anticipated;

•	increased material and labor costs, problems with subcontractors, or other costs due to errors and omissions which occur in the renovation process;

•	projects may be delayed due to required governmental approvals, adverse weather conditions, labor shortages or other unforeseen complications;

•	occupancy rates and rents at a repositioned property may be less than anticipated; and

•	the operating expenses at a repositioned property may be higher than anticipated.
These risks may reduce the funds available for distribution to our stockholders. Further, the renovation and repositioning of properties is also subject to the general risks associated with real estate investments.
A concentration of our investments in any one property sector may leave our profitability vulnerable to a downturn or slowdown in such sector.
At any one time, a majority of our investments are likely to be in the multifamily sector.  Vacancy rates in multifamily rental properties and other commercial real estate properties may be related to jobless rates. As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in any one property sector, then the potential effects on our revenues, and as a result, on cash available for distribution, resulting from increased jobless rates as well as a general downturn or slowdown in such property sector could be more pronounced than if we had more fully diversified our investments.
Increased competition and the increased affordability of single-family and multifamily homes and condominiums for sale or rent could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily rental property that we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family and multifamily homes and condominiums. Due to the current economic conditions, competitive housing in a particular area and the increasing affordability of single-family and multifamily homes and condominiums to buy caused by relatively low mortgage interest rates and generous federal and state government programs to promote home ownership could adversely affect our ability to fully occupy any multifamily rental properties we may acquire. Further, single-family homes and condominiums available for rent could also adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
Short-term multifamily leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term or earlier in certain situations, such as when a resident loses his/her job, without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Student housing properties are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

(Back to Index)

As of December 31, 2013, we owned one student housing property. Similar to multifamily rental properties, we expect to generally lease student housing properties under short-term, 12-month leases, and in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.
Changes in university admission policies or overall student enrollment levels could also adversely affect the investment return on student housing properties. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. We will also be required to form relationships directly or through third parties with colleges and universities for referrals of prospective student-residents or for mailing lists of prospective student-residents and their parents. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of our on-campus properties.
The student housing properties that we own may face significant competition from university-owned on-campus student housing, from other off-campus student housing properties and from traditional multifamily housing located within close proximity to universities.
On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us and other private sector operators. Competition from university-owned on-campus housing could adversely affect the performance of any student housing properties we own.
If we invest in senior residential properties as part of our value-add multifamily portfolio, we may incur liability for failing to comply with the FHAA and the Housing for Older Persons Act or certain state regulations.
Any senior residential properties we acquire will be required to qualify as housing for older persons and will be required to comply with the appropriate federal and state laws governing age and owner occupancy. Noncompliance with the FHAA and the Housing for Older Persons Act and certain state registration requirements could result in fines, awards of damages to private litigants, payment of attorneys’ fees and other substantial costs of remediation.
The condominium industry is subject to extensive regulation and other unique risks.
We may invest in condominium properties to convert the condominiums into multifamily rental units or market and sell the condominium units at discounted prices. These activities are subject to extensive laws and regulations of local, state and federal governments. These laws and regulations vary by municipality and state and their requirements can be burdensome and costly.
Further, condominium associations often serve as mini-governments in the form and manner by which they govern the activities and services impacting the residents of the condominium building. Our lack of control over any condominium association, where we own the building, could raise additional risks of undue delay or unexpected costs to sell the discounted condominium units or convert them into multifamily rental units. In addition, condominium buildings and their associations may also be subject to litigation from contractors, other condominium owners or other third parties and may be subject to other unknown liabilities not readily discoverable upon initial due diligence.
Changing market conditions, especially in the greater metropolitan areas may adversely impact our ability to sell condominium units at expected prices, or at all, which could hinder our results of operations and reduce our net income.
If we acquire a condominium building for conversion or to sell units at a discount, there could be a significant amount of time before we can redevelop or reposition the condominium units available for conversion or sale. The market value of a condominium unit being redeveloped or repositioned can vary significantly during this time due to changing market conditions. If we acquire condominiums or attempt to convert multifamily or hotel properties into condominiums, lower prices of condominium units and sales activities in major metropolitan markets or other markets where these properties may be located could adversely affect our results of operations and net income. Although demand in major metropolitan geographic areas historically has been strong, increased purchase price appreciation may reduce the likelihood of consumers seeking to purchase new residences, which would likely harm our ability to sell units in residential condominium buildings. If the prices of condominium units or sales activity decline in the key markets in which we may operate, our costs may not decline at all or at the same rate and, as a result, our business, results of operations and financial condition would be adversely affected.

(Back to Index)

Condominium purchasers may be unwilling or unable to purchase condominium units at times when mortgage-financing costs are high or as credit quality declines.
The majority of our potential purchasers for discounted condominium units will finance their purchases through third-party lenders. In general, housing demand is adversely affected by increases in interest rates, demand for increased down payments and by decreases in the availability of mortgage financing as a result of declining customer credit quality or other issues. Further, there are additional constraints on certain government-sponsored entities, such as Fannie Mae and Freddie Mac, for potential condominium purchasers in projects where a substantial number of units remain unsold in a particular condominium project. Even though we closely monitor the mortgage market for prospective buyers for condominium units, if mortgage interest rates increase or the average down payment requirement increases, the ability or willingness of prospective buyers to finance condominium unit purchases may be adversely affected.
If we acquire condominium properties or mixed-use properties that combine hotel, multifamily or condominiums, a fire or other accident could occur in a single unit that causes the entire building to be uninhabitable.
We may experience greater risks in the condominium and mixed-use property investments because there could be a higher likelihood of an accident occurring in a building containing numerous individuals where we do not have the same ability to monitor or review the building as other property classes. A fire or other accident in a single unit could in turn cause the entire building to be uninhabitable. Even if there is insurance on the building, it may not be enough to cover all of the losses as a result of a fire or other accident.
If we acquire office, retail or certain other property types, the loss of anchor tenants for such properties could adversely affect our profitability.
If we acquire office properties or retail properties, we will be subject to the risk that significant tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of space in one of our office or retail properties (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant or the closure of the business of an anchor tenant that leaves its space vacant, even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. In the event of default by an anchor tenant, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
Any retail tenants we may have will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
If we acquire certain office, retail, industrial or healthcare properties, we may enter into long-term leases with these tenants, which may not result in fair market lease rates over time.
We may enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and cash available for distribution could be lower than if we did not enter into long-term leases.
If we invest in industrial properties or lease our properties to tenants that engage in industrial activities, the potential liability as a result of, and the cost of compliance with, environmental matters is greater than other property classes.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

(Back to Index)

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances.
Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
The hospitality industry is seasonal, which may adversely affect the results of operations of any hospitality properties we may acquire.
The hospitality industry is seasonal in nature, and, as a result, any hotel, lodging or other resort properties we may acquire could be adversely affected by significant weather changes. To the extent we invest materially in the hospitality sector, the seasonality of the hospitality industry can be expected to cause quarterly fluctuations in our revenues. In addition, our earnings may be adversely affected by factors outside our control, such as extreme or unexpectedly mild weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases and pandemics, airline strikes, economic factors and other considerations affecting travel.
If we acquire hospitality, healthcare or certain other types of properties, we will be dependent on the third-party managers of those properties.
In order to qualify as a REIT, we will generally not be able to operate any hospitality, healthcare or certain other types of properties that we acquire or participate in the decisions affecting the daily operations of these properties. Depending on the particular property, we may lease any hospitality or healthcare property we acquire to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage properties, such as hotels. For example, independent hotel or assisted living center operators, under management agreements with one or more of our TRSs, will control the daily operations of those types of properties.
We will depend on these independent management companies to adequately operate our hospitality or healthcare properties as provided in the management agreements. We will not have the authority to require any hospitality or healthcare property to be operated in a particular manner or to govern any particular aspect of the daily operations of such properties (for instance, setting room rates for hotels). Thus, even if we believe our hospitality or healthcare properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of these types of properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at affected properties such as hotels and assisted living facilities.
Poor general economic conditions and reductions in discretionary consumer spending may adversely impact the hospitality properties we may acquire and lower the return on your investment.
The operations of certain properties in which we may invest, such as limited or full service hotels, lodging facilities and all-inclusive resort properties, will depend upon a number of factors relating to discretionary consumer spending. Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on travel and other leisure activities. Certain of the classes of properties, such as hospitality, that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled payments to us.
If we acquire hospitality, healthcare or certain other types of properties, we may have to make significant capital expenditures to maintain them.

(Back to Index)

Hospitality and healthcare properties in particular may have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hospitality and healthcare properties, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.
If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.
If we acquire healthcare properties, some tenants of medical office buildings and healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Any lease arrangements we may enter into with certain tenants could also be subject to these fraud and abuse laws concerning Medicare and Medicaid. Examples of these laws include the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Prohibition, the False Claims Act, and the Civil Monetary Penalties Law.
These laws include penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions.
If we acquire healthcare properties, adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make cash distributions.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.
These factors may adversely affect the economic performance of some or all of our healthcare-related tenants and, in turn, reduce our lease revenues and our cash available for distribution.
Risks Related to Investments in Real Estate-Related Debt Assets
Our investments in real estate-related debt investments are subject to the risks typically associated with real estate.
Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in commercial mortgage-backed securities and other real estate-related debt investments may be similarly affected by real estate property values. Therefore, our real estate-related debt investments are subject to the risks typically associated with real estate, which are described above under the heading “-Risks Related to Investments in Real Estate.”

(Back to Index)

If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.
If we make or invest in fixed rate, long‑term loans and interest rates rise, the loans could yield a return that is lower than then‑current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable‑rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Government action may reduce recoveries on defaulted loans.
Legislative or regulatory initiatives by federal, state or local legislative bodies or administrative agencies, if enacted or adopted, could delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on real estate-related debt investments in default. Various jurisdictions have considered or are currently considering such actions, and the nature or extent of the limitation on foreclosure that may be enacted cannot be predicted. Bankruptcy courts could, if this legislation is enacted, reduce the amount of the principal balance on a mortgage loan that is secured by a lien on the mortgaged property, reduce the interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.
Property owners filing for bankruptcy may adversely affect us.
The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of all debt of the debtor, including a mortgage loan. The length of the stay and the costs associated with it will generally have an adverse impact on our profitability. Further, the bankruptcy court may take other actions that prevent us from foreclosing on the property. Any bankruptcy proceeding will, at a minimum, delay us in achieving our investment objectives and may adversely affect our profitability.
The B‑Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
Our potential ownership of a B-Note with controlling class rights may, if the financing fails to perform according to its terms, cause us to pursue remedies, which may include foreclosure on, or modification of, the note. In some cases, however, the owner of the A-Note may be able to foreclose or modify the note against our wishes as owner of the B-Note. As a result, our economic and business interests may diverge from the interests of the owner of the A-Note. In this regard, B-Notes share certain credit characteristics with second mortgages, because both are subject to greater credit risk with respect to the underlying mortgage collateral than the first mortgage or A-Note.
Investment in non‑conforming and non‑investment-grade loans may involve increased risk of loss.
Loans we may acquire may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non‑investment grade. Non-investment-grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.

(Back to Index)

Our investments in subordinated loans and subordinated commercial mortgage-backed securities may be subject to losses.
We may acquire subordinated loans and invest in subordinated commercial mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient capacity to cure the default, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related commercial mortgage-backed securities, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
The commercial mortgage-backed securities in which we may invest are subject to the risks of default.
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.
The yields on the commercial mortgage-backed securities we may acquire depend on the timely payment of interest and principal due on the underlying mortgage loans. Mortgage loans on commercial properties often are structured so that a substantial portion of the loan principal is not amortized over the loan term but is payable at maturity (as a "balloon payment"), and repayment of the loan principal thus often depends upon the future availability of real estate financing from the existing or an alternative lender or upon the current value and salability of the real estate. Therefore, the unavailability of real estate financing or sale opportunities may lead to default.
In the event of a default, the trustee for the benefit of the holders of commercial mortgage-backed securities has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. The owner of commercial mortgage-backed securities does not have a contractual relationship with the borrowers of the underlying commercial mortgage loans. The commercial mortgage-backed securities holder typically has no right directly to enforce compliance by the borrowers with the terms of the loan agreement, nor any rights of set-off against the borrower, nor will it have the right to object to certain changes to the underlying loan agreements, nor to move directly against the collateral supporting the related loans.
There will be conflicts of interest among the holders of various classes or tranches of commercial mortgage-backed securities, which in the event of default, pay off, extension or modification or liquidation could adversely impact us depending on whether we hold a senior class or the controlling class of commercial mortgage-backed securities.
The pooling and service agreements that we may enter into generally provide for allocation, among the various classes of commercial mortgage-backed securities, of collections on the underlying commercial mortgage loans, as well as losses and other shortfalls. Most such agreements provide that the underlying commercial mortgage loans are serviced by a master servicer and a special servicer. Subject to the standard for recoverability set forth in the related agreement, each series of commercial mortgage-backed securities generally provides for the servicer or other party to make advances of delinquent payments on the underlying commercial mortgage loans (which advances are intended as liquidity and not credit support) and also provides for the servicer or special servicer to make servicing advances as required. Typically, the agreements provide that the “controlling class” (generally, the most subordinate class then outstanding that has a principal balance at least equal to the minimum amount provided in such agreement) will have certain rights, including the right to appoint a representative, approve certain actions and appoint the special servicer. As part of our commercial mortgage-backed securities strategy, we generally expect to hold a senior class of commercial mortgage-backed securities, where the risk of loss for a default and liquidation of the assets may be minimal, but we will not have certain rights, such as appointment of the special servicer, and not hold the controlling class.

(Back to Index)

There are unique risks to investing in discounted commercial mortgage-backed securities that could adversely impact our return on these investments.
Because we intend to purchase the commercial mortgage-backed securities at a discount from their principal balance, if payments and other collections of principal on the mortgage loans in the trust occur at a rate slower than we anticipated at the time of our purchase, then our actual yield to maturity may be lower than assumed at the time of purchase. There can be no assurance that principal distributions on the mortgages underlying the commercial mortgage-backed securities will be made at any particular rate. Accordingly, the rate of payment of principal of the commercial mortgage-backed securities, and consequently, their actual maturities and weighted-average lives, may occur earlier or later than anticipated by investors, and the yields to maturity of the commercial mortgage-backed securities may be affected.
In addition, if the commercial mortgage-backed bond is forced to restructure, the special servicer is significantly limited in its workout ability because it will usually have a finite date by which a restructuring of the commercial mortgage-backed securities must take place as the loan cannot be extended beyond the final maturity date of the notes. Further, if the commercial mortgage-backed bond is restructured in a manner that harms the interests of the junior or controlling class holders, who may lose their entire investment, they may litigate. The costs and delay associated with litigation would adversely affect the return on our commercial mortgage-backed securities investment.
We may not control the special servicing of the mortgage loans included in the commercial mortgage-backed securities in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of the commercial mortgage-backed securities in which we may invest, overall control over the special servicing of the related underlying mortgage loans that are in default or as to which default is reasonably foreseeable may be held by a “controlling class,” which has the right to appoint the special servicer, which is often an affiliate of, or otherwise related to, the holders of the controlling class. The special servicer is responsible for servicing the troubled commercial mortgage loans and has the power to consent to amendments or waivers with respect to the loan or to institute foreclosure proceedings. The controlling class generally is either (i) the most junior class of certificates or (ii) the most subordinate class of interest in a particular mortgage loan, provided that in each case the principal balance of that class is not reduced to less than 25% of its initial principal balance as a result of actual realized losses and “appraisal reduction amounts.” We may not have the right to appoint the special servicer because we do not hold the controlling class. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the controlling class, grant waivers or consent to amendments, foreclose on the underlying commercial property or take actions with respect to the specially serviced mortgage loans that could reduce collections on the specially serviced mortgage loans or extend the maturity of such loans and adversely affect our interests. However, the special servicer is not permitted to take actions that are prohibited by law or violate the applicable servicing standard, which generally requires them to maximize the net present value of the loan for the benefit of all certificateholders, or the terms of the mortgage loan documents.
To the extent that we make investments in real estate-related securities, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and certain of the other loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates. Similarly, non-performing loans do not have a consistent stream of loan servicing or interest payments. In addition, for non-performing loans, often there is greater uncertainty that the face amount of the note will be paid in full.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment, or lease-up of such property. With respect to a loan, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and foreclosing on the collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments.

(Back to Index)

Delays in restructuring or liquidating non‑performing real estate securities could reduce the return on our stockholders’ investment.
Real estate securities may become non‑performing after acquisition for a wide variety of reasons. Such non‑performing real estate investments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write‑down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Inter-creditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
We depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our real estate-related debt investments such as loans and debt and derivative securities materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.
Prepayments can adversely affect the yields on our investments.
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Subject to certain REIT asset and income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non‑controlling equity investments in other public companies to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.
Some of our portfolio investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

(Back to Index)

Some of our portfolio investments may be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of such investments on a quarterly basis. Because such valuations are inherently uncertain, because they may fluctuate over short periods of time, and because they may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be lower than perceived at the time of your investment if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us. In addition, changes to the methodology and assumptions in rating commercial mortgage-backed securities by rating agencies may decrease the amount or availability of new issue commercial mortgage-backed securities rated in the highest investment grade rating category.
Risks Associated with Debt Financing
We have incurred, and may continue to incur, mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.
We have obtained, and may continue to obtain, lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We have also incurred, and may continue to incur, mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.
If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and you could lose all or part of your investment.
High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

(Back to Index)

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long term through a variety of means, including credit facilities, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long‑term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long‑term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities.
Continued disruptions in the financial and real estate markets could adversely affect the multifamily property sector’s ability to obtain financing from Fannie Mae and Freddie Mac, which could adversely impact us.
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Until recent years, Fannie Mae and Freddie Mac had reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that began in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives. Both bills have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We expect that we will incur additional indebtedness in the future. Increases in interest rates may increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might have to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

(Back to Index)

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.
Although, based on current lending market conditions, we do not expect to incur debt financing that would cause our total liabilities to exceed approximately 35% of the aggregate value of our non-stabilized assets and 65% to 70% of our stabilized assets, our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.
We expect to operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

(Back to Index)

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

Our investments in debt instruments may cause us to recognize “phantom income” for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a significant risk that we may recognize substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations.

(Back to Index)

We may be deemed to be ourselves, or we may make investments in entities that own or are themselves deemed to be taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions or other financing arrangements.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a “pension-held REIT,” (3) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (4) the residual interests in any real estate mortgage investment conduits (“REMICs”), we acquire (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
Classification of a securitization or financing arrangement we enter into as a taxable mortgage pool could subject us or certain of you to increased taxation.
We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to you, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business where such sales do not qualify for a safe harbor under the Internal Revenue Code. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

(Back to Index)

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the necessary income or asset tests.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which you might receive a premium for your shares.
In order for us to qualify as a REIT for each taxable year after 2010, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and certain other entities including private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

(Back to Index)

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to certain stockholders who are domestic individuals, trusts and estates to 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

(Back to Index)

     With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until up to 18 months have passed without a sale in a public offering of our common stock, not including any offerings on behalf of selling stockholders or offerings related to any distribution reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in our operating partnership, we expect to use the gross offering price of a share of common stock in our most recent primary offering as the per share estimated value thereof.
This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share redemption program limits the amount of redemptions that can be made in a given year. Additionally, you will not be eligible to have your shares redeemed until you have held your shares for at least one year. As a result, you may not be able to have your shares redeemed at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares redeemed, such redemption may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

(Back to Index)

ITEM 2.	PROPERTIES
Real Estate Investments

As of December 31, 2013, we owned 24 multifamily properties encompassing approximately 6.8 million rentable square feet. We acquired these properties from third parties unaffiliated with us or our Advisor. The following is a summary of our real estate properties as of December 31, 2013 (dollars in thousands):

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (2)	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
107th Avenue		Omaha, NE	5	8/18/2010	$225	1961	860	100.0%	558
Arcadia at Westheimer	(5)	Houston, TX	404	9/3/2010	$7,800	1980	911	93.6%	777
Vista Apartment Homes	(6)(7)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	97.5%	1,530
Campus Club	(8)	Tampa, FL	64	10/21/2011	$8,300	2005	1,556	98.1%	594
The Redford		Houston, TX	856	3/27/2012	$11,400	1979	808	83.5%	547
Cannery Lofts	(9) (10)	Dayton, OH	156	5/13/2011	$7,100	1838	1,030	97.0%	1,103
Williamsburg		Cincinnati, OH	976	6/20/2012	$41,250	1966	1,099	88.4%	776
Mosaic		Oklahoma City, OK	216	12/6/2012	$2,050	1974	721	70.4%	356
The Reserve at Mt. Moriah		Memphis, TN	220	12/7/2012	$2,275	1974	964	78.2%	523
Cityside Crossing		Houston, TX	360	12/19/2012	$14,425	2000	1,163	89.4%	763
The Alcove		Houston, TX	292	12/21/2012	$5,500	1978	787	89.8%	478
Deerfield	(11)	Hermantown, MN	166	3/21/2012	$10,300	1993	1,539	98.8%	1,026
One Hundred Chevy Chase Apartments		Lexington, KY	244	3/13/2013	$6,850	1968	888	51.3%	795
Ivy at Clear Creek		Houston, TX	244	3/28/2013	$11,750	1979	929	81.9%	841
Retreat at Rocky Ridge		Hoover, AL	196	4/18/2013	$8,500	1986	869	76.7%	1,048
Village Square		Houston, TX	271	6/24/2013	$27,200	1981	859	93.4%	1,286
Nob Hill		Winter Park, FL	192	6/27/2013	$10,100	1969	1,074	82.8%	1,016
Brentdale		Plano, TX	412	7/25/2013	$32,200	1984	862	88.4%	1,034
Jefferson Point		Newport News, VA	208	9/9/2013	$18,250	1985	803	83.7%	893
Centennial		Littleton, CO	276	9/30/2013	$30,600	1985	744	90.6%	945
Pinnacle		Westminster, CO	224	9/30/2013	$24,250	1985	748	88.0%	944
Jasmine at Holcomb Bridge		Alpharetta, GA	437	10/25/2013	$25,050	1985	954	94.5%	914
Terrace at River Oaks		San Antonio, TX	314	12/16/2013	$22,500	1982	1,015	87.6%	823
Nicollet Ridge		Burnsville, MN	339	12/20/2013	$33,149	1988	982	99.1%	884

(Back to Index)

(Back to Index)

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)	The date of acquisition reflects the date we acquired the note, where applicable.

(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2013 divided by the total number of residential units

(4)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2013, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It does not include other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(5)
Arcadia at Westheimer originally served as the collateral for a non-performing promissory note that we purchased on September 3, 2010. The contract purchase price for the note was $7.8 million, excluding closing costs. On October 5, 2010, we were the successful bidder at a foreclosure sale and formally received title to the property.

(6)
In addition to its apartment units, Vista Apartment Homes contains five commercial spaces, two of which are occupied, and a number of antennae on the roof of the property that generate additional income.

(7)
Vista Apartment Homes originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011. The contract purchase price for the note was $12.0 million, excluding closing costs. On August 2, 2011, we were the successful bidder at a sheriff's sale and formally received title to the property.

(8)
Campus Club Apartments originally served as collateral for a non-performing that we purchased on October 21, 2011. On February 9, 2012, we were the successful bidder at a foreclosure sale of the Campus Club Apartments. We took title to the property on February 21, 2012

(9)	In addition to its apartment units, Cannery Lofts contains ten commercial spaces, seven of which are occupied, and one parking garage with parking spaces available to rent.

(10)
Cannery Lofts originally served as the collateral for a non-performing note that we purchased on May 13, 2011. On December 21, 2011, we entered into a settlement agreement with the borrower whereby the borrower agreed to a consensual foreclosure of the Cannery Note. We formally received title to the property on June 6, 2012.

(11)
Deerfield originally served as the collateral for a non-performing note that we purchased on March 21, 2012. On July 19, 2012, we were the successful bidder at a foreclosure sale and we formally received title to the property on January 22, 2013.

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
Stockholder Information
As of March 26, 2014, we had 67,450,656 shares of common stock outstanding held by a total of 17,300 stockholders. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to our initial public offering, we sold shares of our common stock to the public at a price of $10 per share in our primary offering (which terminated on December 13, 2013) and at a price of $9.50 per share pursuant to our distribution reinvestment plan. We continue to sell shares to our existing stockholders pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist the Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2013. The basis for this valuation is the primary public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sales price than could otherwise have been obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. Our Advisor expects to continue to use the most recent primary public offering price for a share of our common stock as the estimated per share value reported in our Annual Reports on Form 10-K until we have completed our offering stage, or sooner if required by applicable regulations. We will consider our offering stage complete when up to 18 months have passed since our last sale of shares in a public offering of equity securities, whether that last sale was in the primary portion of our initial public offering or a public follow-on offering. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2013 were sold in an offering registered under the Securities Act.
Use of Proceeds of Registered Securities
On June 16, 2010, our Registration Statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act of 1933. We offered a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we continue to offer up to 7,500,000 shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities was the dealer manager of our offering.  The primary offering closed on December 13, 2013, at which time we sold 62,485,502 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of approximately $622.1 million. In addition, 1,161,623 shares were purchased under our distribution reinvestment plan, which generated additional gross offering proceeds of approximately $11.0 million.
From the commencement of our public offering through December 31, 2013, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated dealer manager, Resource Securities, for the sale of shares in our primary offering and Resource Securities reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities for certain offering costs.

(Back to Index)

(Back to Index)

Type of Expense	Amount
Selling commissions and dealer manager fees	$61,219,304
Other organization and offering costs (excluding underwriting compensation)	10,871,866
Total expenses	$72,091,170
From the commencement of our initial public offering through December 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $573.8 million. As of December 31, 2013, we have used the net proceeds from our initial public offering to acquire approximately $372.8 million in real estate and real estate-related investments and to fund $40.0 million of capital expenditure projects to improve certain of our investments. Of the amount used for the purchase of our investments, approximately $13.5 million was paid to our Advisor, as acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
During the quarter ended December 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2013	15.894	$8.40	15,894	(2)
November 2013	—	—	58.097	(3)
December 2013	—	—	58.097	(3)

(1)	All purchases of our equity securities by us in the three months ended December 31, 2013 were made pursuant to our share redemption program.
(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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
All redemption requests tendered were honored for the year ended December 31, 2013.

(Back to Index)

(Back to Index)

Distribution Information
During the year ended December 31, 2012, we paid aggregate distributions of $1.9 million, including $841,000 of distributions paid in cash and $1.1 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2013, we paid aggregate distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2012	$0.075	January 15, 2013	$1,053	$618	$1,671
January 31, 2013	0.025	February 15, 2013	383	217	600
February 28, 2013	0.025	March 15, 2013	420	227	647
April 1, 2013	0.025	April 15, 2013	467	243	710
April 30, 2013	0.025	May 1, 2013	512	258	770
May 31, 2013	0.033	June 3, 2013	745	359	1,104
June 28, 2013	0.033	July 1, 2013	805	379	1,184
July 31, 2013	0.033	August 1, 2013	890	412	1,302
August 30, 2013	0.033	September 3, 2013	983	441	1,424
September 30, 2013	0.033	October 1, 2013	1,064	472	1,536
October 31, 2013	0.033	November 1, 2013	1,231	527	1,758
November 29, 2013	0.033	December 2, 2013	1,431	604	2,035
			$9,984	$4,757	$14,741
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
Our net loss for the year ended December 31, 2013 was $19.5 million and net cash used in operating activities was $7.5 million. Our cumulative cash distributions and net loss from inception through December 31, 2013 were $16.6 million and $39.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities and proceeds from debt financing.To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
Convertible Stock Grants by our Advisor
As of December 31, 2013, our Advisor has granted 18,762 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 1,613 have been forfeited and returned to the Advisor as of December 31, 2013. The outstanding shares will vest ratably over the next three years, and 16,645 of these shares have vested as of December 31, 2013.

(Back to Index)

(Back to Index)

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
Overview
We have sought to acquire, a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate and real estate-related assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 45% of our total assets in categories (i) and (ii), and 55% of our total assets in category (iii). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act, our portfolio composition may vary from what we have initially disclosed.
We commenced the public offering of our common stock on June 16, 2010 after having completed a private offering of our common stock on June 9, 2010, both of which have provided our initial capitalization. The primary portion of our initial public offering closed on December 13, 2013. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of December 31, 2013 we owned a total of 24 multifamily properties. In 2013, we acquired 12 multifamily properties, eight non-performing promissory notes (seven of which we have foreclosed on, and one of which negotiated a discounted payoff) and two performing promissory notes and one non-performing promissory note.  Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2013	2012
		(Remeasured)
Revenues:
Rental income	$40,790	$14,232
Gain on foreclosures	3,459	2,906
Interest income	262	197
Gain on bargain purchase	—	1,712
Total revenues	44,511	19,047

Expenses:
Rental operating	25,530	10,123
Acquisition costs	9,923	3,713
Foreclosure costs	49	196
Management fees - related parties	4,482	1,756
General and administrative	5,928	3,053
Loss on property impairment	24	—
Loss on disposal of assets	1,337	262
Depreciation and amortization expense	18,245	8,340
Total expenses	65,518	27,443
Loss before other expenses	(21,007)	(8,396)

Other (expense) income:
Interest expense	(951)	(546)
Insurance proceeds in excess of cost basis	—	12
Loss from continuing operations	(21,958)	(8,930)

Discontinued operations:
(Loss) income from discontinued operations	(701)	298
Net gain on dispositions	3,173	—
Income from discontinued operations, net	2,472	298

Net loss	$(19,486)	$(8,632)
Revenues: During the years ended December 31, 2013 and 2012, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned from 13 to 24 as compared to the year ended December 31, 2012. During the year ended December 31, 2013, we recorded an adjustment to gain on foreclosure of $3.5 million for the excess of market value over carrying value at one foreclosed property. During the year ended December 31, 2012, we recorded total gains of $2.9 million attributed to the foreclosure of eight non-performing mortgages. During the year ended December 31, 2012, as a result of the completion of the accounting for business combination for Mosaic, we determined that the fair value of the net assets acquired exceeded the fair value of the consideration transferred. As a result, we recognized a gain of approximately $1.7 million.
Expenses.  Our rental operating expenses increased for the year ended December 31, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

•	General and administrative expenses increased from $3.1 million for the year ended December 31, 2012 to $5.9 million for the year ended December 31, 2013 primarily related to the following:

•
General and administrative expenses increased at the property level from $1.4 million for the year ended December 31, 2012 to $3.8 million for the year ended December 31, 2013 due to the operation of 12 additional properties we

(Back to Index)

(Back to Index)

acquired directly or through foreclosure subsequent to December 31, 2012, offset by the decrease in general and administrative expenses related to the disposition of two properties in 2013.

◦	Other company level general and administrative expenses increased, primarily related to a $287,000 increase in payroll expense allocated to us by our Advisor.

•
Acquisition costs for the year ended December 31, 2013 were $9.9 million (primarily related to the acquisition of 12 properties and the origination of one loan with an aggregate purchase/origination price of $235.9 million) as compared to acquisition costs of $3.7 million for the year ended December 31, 2012 (related to the acquisition of one loan and six properties with an aggregate purchase price of $87.2 million).

•	The $405,000 increase in interest expense is due to draw downs on our line of credit as well as the borrowings under seven additional mortgage loans into which we entered in 2013.

•
The asset carrying value for one property, which was sold in April 2013, was determined to exceed its estimated fair value and, therefore, we recorded a $539,000 and $400,000 loss on impairment during the years ended December 31, 2013 and 2012, respectively, which is included in (loss) income from discontinued operations. In addition, we recorded a $24,000 impairment charge on the Peterson note, which is a troubled debt restructuring, during the year ended December 31, 2013.

Liquidity and Capital Resources
We derive the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings and any future offerings we may conduct, secured or unsecured financings from banks, proceeds from the sale of real estate, and cash flow generated by our real estate and real estate-related investments.
We have allocated a portion of the funds we raised in our initial public offering to preserve capital for our investors by supporting the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.
Capital Expenditures.
We deployed a total of $25.8 million during the year ended December 31, 2013 for capital expenditures, which included the following: (a) $5.1 million at the Williamsburg Apartments to complete unit rehabilitations ($1.1 million is still budgeted to complete this project); (b) $1.5 million at The Vista Apartment Homes for deferred maintenance, unit rehabilitations, renovations to the exterior of the buildings, and updates to common areas ($0.3 million is still budgeted to complete this project); (c) $2.8 million at the Alcove for renovations that include exterior painting, roofing and unit rehabilitations ($0.6 million is still budgeted to complete these renovations); (d) $0.6 million at Deerfield for unit rehabilitations; (e) $2.8 million at One Hundred Chevy Chase Apartments for unit rehabilitations; (f) $1.8 million at Ivy at Clear Creek for unit rehabilitations ($1.2 million is still budgeted to complete these renovations); (g) $1.4 million at Retreat at Rocky Ridge for unit rehabilitations ($1.5 million is still budgeted to complete these renovations); (h) $0.5 million at Village Square for unit rehabilitations ($3.9 million is still budgeted to complete these renovations); (i) $2.2 million at The Redford for unit rehabilitations ($0.3 million is still budgeted to complete these renovations); (j) $2.1 million at Mosaic for unit rehabilitations ($1.1 million is still budgeted to complete these renovations); and (k) $1.5 million at the Reserve at Mt. Moriah for unit rehabilitations ($0.5 million is still budgeted to complete these renovations). The majority of the remaining amounts deployed for capital expenditures were related to unit turnover at our existing older properties. An additional $19.3 million in capital is budgeted to be deployed over the next two years for the three properties we acquired during the three months ended December 31, 2013.
Initial Public Offering.
The primary portion of our initial public offering closed on December 13, 2013, at which time we had raised aggregate gross offering proceeds of $633.1 million, which resulted in the issuance of 63,647,084 shares of our common stock, including 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.

(Back to Index)

(Back to Index)

Gross offering proceeds.
As of December 31, 2013, an aggregate of 66,725,241 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	62,485,461	622,000
Shares issued through stock distributions	1,798,930	—
Shares issued through distribution reinvestment plan	1,161,623	11,000
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	66,725,241	$645,700
Revolving Credit Facilities
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A., or Bank of America.  On May 23, 2013, we amended the Bank of America Credit Facility to increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, the Facility Amount. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $102.0 million and are guaranteed by us.  The amount currently available to be borrowed is $45.5 million. We paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413. As of December 31, 2013 and 2012, we had outstanding borrowings of $1.5 million and $760, respectively, under the Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of London Interbank Offered Rate ("LIBOR") plus 3.0% (3.17% at December 31, 2013).  We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. We recorded interest expense of $24,000 and $152 for the years ended December 31, 2013 and 2012, respectively, in connection with our borrowings under the Bank of America Credit Facility.
Our operating partnership’s obligations with respect to the Bank of America Credit Facility are guaranteed by us, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Bank of America Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

•	we must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Bank of America Credit facility and (ii) $20.0 million;

•
we must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5.0 million or (ii) 20% of the outstanding principal amount of the Bank of America Credit Facility; and

•	we may not incur any additional secured or unsecured debt without Bank of America's prior written consent and approval, which consent and approval is not to be unreasonable withheld.
We are currently in compliance with all such covenants. Although we expect to remain in compliance with these covenants for the duration of the term of the Bank of America Credit Facility, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.
On December 20, 2013, through a wholly-owned subsidiary, we entered into a secured revolving credit facility, the Jefferson Point Credit Facility, with PNC Bank, National Association for $15.0 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) As of December 31, 2013, we had outstanding borrowings of $12.5 million under the Jefferson Point Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.17% at December 31, 2013). We paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75. We recorded interest expense of $9 and $0 for the years ended December 31, 2013, and 2012, respectively, in connection with borrowing under the Jefferson Point Credit Facility.

(Back to Index)

(Back to Index)

On December 27, 2013, through a wholly-owned subsidiary, we entered into a secured revolving credit facility, the Brentdale Credit Facility, with U.S. Bank National Association. or US Bank, for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. We provided a $6.5 million repayment guarantee. As of December 31, 2013, we had outstanding borrowings of $23.0 million under the Brentdale Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.12% at December 31, 2013). We paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222. We recorded interest expense of $7 and $0 for the years ended December 31, 2013, and 2012, respectively, in connection with borrowings under the Brentdale Credit Facility.
Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands, except percentages):

Collateral	Balance Outstanding at December 31, 2013	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$8,846	5/1/2017	2.78%	(1)	$38
Cannery Lofts	8,190	9/1/2020	3.47%	(1)	24
Deerfield	10,530	11/1/2020	4.66%	(2)	41
Village Square	19,362	11/1/2023	2.59%	(1)	81
Ivy at Clear Creek	8,586	11/1/2023	2.59%	(1)	36
Centennial	23,235	1/1/2019	3.60%	(2)	101
Pinnacle	18,762	1/1/2019	3.60%	(2)	82
Terrace at River Oaks	14,300	1/1/2022	4.32%	(2)	69
	$111,811

(1)	Variable rate based on one-month LIBOR of 0.1683% (as of December 31, 2013).

(2)	Fixed rate.
On April 4, 2012, through a wholly-owned subsidiary, we entered into a mortgage loan, the Iroquois Mortgage Note, for $9.2 million.  The Iroquois Mortgage Note bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61% (2.78% at December 31, 2013) and requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Iroquois Mortgage Note is secured by a first lien mortgage on the assets of the Vista Apartment Homes. We recorded interest expense on the Iroquois Mortgage Note of $254,000 and $195,000 for the years ended December 31, 2013 and 2012, respectively.
On August 22, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Cannery Mortgage Note, for $8.2 million. The Cannery Mortgage Note bears interest at one-month LIBOR plus 3.30% (3.47% at December 31, 2013) and requires monthly interest-only payments through September 2015 and principal and interest thereafter.  The amount outstanding under the Cannery Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Cannery Mortgage Note is secured by a first lien mortgage on the assets of the Cannery Lofts. We recorded interest expense on the Cannery Mortgage Note of $104,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
On October 31, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Deerfield Mortgage Note, for $10.5 million. The Deerfield Mortgage Note bears interest at a fixed rate of 4.66% and requires monthly interest-only payments through November 2015 and principal and interest thereafter.  The amount outstanding under the Deerfield Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Deerfield Mortgage Note is secured by a first lien mortgage on the assets of the Deerfield. We recorded interest expense on the Deerfield Mortgage Note of $85,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

(Back to Index)

(Back to Index)

On October 29, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Village Square Mortgage Note, for $19.4 million. The Village Square Mortgage Note bears interest at one-month LIBOR plus 2.42% (5.04% at December 31, 2013) and requires monthly interest-only payments through November 2014 and principal and interest thereafter.  The amount outstanding under the Village Square Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Village Square Mortgage Note is secured by a first lien mortgage on the assets of Village Square. We recorded interest expense on the Village Square Mortgage Note of $89,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
On October 29, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Ivy at Clear Creek Mortgage Note, for $8.6 million. The Ivy at Clear Creek Mortgage Note bears interest at one-month LIBOR plus 2.42% (5.04% at December 31, 2013) and requires monthly interest-only payments through November 2014 and principal and interest thereafter.  The amount outstanding under the Ivy at Clear Creek Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Ivy at Clear Creek Mortgage Note is secured by a first lien mortgage on the assets of Ivy at Clear Creek. We recorded interest expense on the Ivy at Clear Creek Mortgage Note of $39,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
On December 10, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Centennial Mortgage Note, for $23.2 million. The Centennial Mortgage Note bears interest at a fixed rate of 3.60% and requires monthly payments of principal and interest. The amount outstanding under the Centennial Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Centennial Mortgage Note is secured by a first lien mortgage on the assets of Centennial. We recorded interest expense on the Centennial Mortgage Note of $51,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
On December 10, 2013, through a wholly-owned subsidiary, we entered into a mortgage loan, the Pinnacle Mortgage Note, for $18.8 million. The Pinnacle Mortgage Note bears interest at a fixed rate of 3.60% and requires monthly payments of principal and interest. The amount outstanding under the Pinnacle Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Pinnacle Mortgage Note is secured by a first lien mortgage on the assets of Pinnacle. We recorded interest expense on the Pinnacle Mortgage Note of $41,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
On December 16, 2013, through a wholly-owned subsidiary, we purchased the Terrace at River Oaks property. In connection with this purchase, we assumed a mortgage loan, the Terrace at River Oaks Mortgage Note, for $14.3 million, which bears interest at a fixed rate of 4.32% and requires monthly payments of principal and interest.  The amount outstanding under the Terrace at River Oaks Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the until the last six months of the term is equal to yield maintenance; for the remainder of the term prepayment is open without penalty. The Terrace at River Oaks Mortgage Note is secured by a first lien mortgage on the assets of Terrace at River Oaks. We recorded interest expense on the Terrace at River Oaks Mortgage Note of $27,000 and $0 for the years ended December 31, 2013 and 2012, respectively.
At December 31, 2013, the weighted average interest rate of all our outstanding indebtedness was 3.60%.
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

(Back to Index)

(Back to Index)

Operating Properties
As of December 31, 2013, we owned the following multifamily properties:

Subsidiary	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Jefferson Point	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Nicollet Ridge	339	Burnsville, MN
	Total Units	7,205
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our initial public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement did not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of December 31, 2013 and 2012, a total of $420,000 and $0, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of December 31, 2013 and 2012, we had directly paid for organization and offering costs totaling $6.7 million and $4.1 million, respectively.

(Back to Index)

(Back to Index)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 14 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2013 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2012, we paid aggregate cash distributions of $1.9 million, including $841,000 of distributions paid in cash and $1.1 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. For the year ended December 31, 2013, we paid aggregate distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2012	$0.075	January 15, 2013	$1,053	$618	$1,671
January 31, 2013	0.025	February 15, 2013	383	217	600
February 28, 2013	0.025	March 15, 2013	420	227	647
April 1, 2013	0.025	April 15, 2013	467	243	710
April 30, 2013	0.025	May 1, 2013	512	258	770
May 31, 2013	0.033	June 3, 2013	745	359	1,104
June 28, 2013	0.033	July 1, 2013	805	379	1,184
July 31, 2013	0.033	August 1, 2013	890	412	1,302
August 30, 2013	0.033	September 3, 2013	983	441	1,424
September 30, 2013	0.033	October 1, 2013	1,064	472	1,536
October 31, 2013	0.033	November 1, 2013	1,231	527	1,758
November 29, 2013	0.033	December 2, 2013	1,431	604	2,035
			$9,984	$4,757	$14,741
On September 12, 2013, our Board of Directors declared distributions of $2.2 million ($0.033 per common share) to stockholders of record as of the close of business on December 31, 2013, which distributions were paid on January 2, 2014.
Since our formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $18.0 million as of December 31, 2013.
Our net loss for the year ended December 31, 2013 was $19.5 million and net cash used in operating activities was $7.5 million. Our cumulative cash distributions and net loss from inception through December 31, 2013 were $16.6 million and $39.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:

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

(Back to Index)

(Back to Index)

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our offering and acquisition stages are complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our offering and acquisition stages are completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

(Back to Index)

(Back to Index)

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the years ended December 31, 2013 and 2012, respectively.
Stabilized assets during the year ended December 31, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Ivy at Clear Creek, Village Square, Nob Hill, Brentdale, Centennial, Pinnacle, Terrace at River Oaks, Nicollet Ridge and Town Park (which was sold in April 2013). Unstabilized assets during the year ended December 31, 2013 included: Mosaic, The Reserve at Mt. Moriah, The Alcove, One Hundred Chevy Chase Apartments, Retreat at Rocky Ridge, Jefferson Point, Jasmine and Heatherwood (which was sold in April 2013). Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the year ended December 31, 2012 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, Cityside Crossing, Town Park (which was sold in April 2013) and Heatherwood (which was sold in April 2013). Unstabilized assets during the year ended December 31, 2012 consisted of The Redford, Mosaic, The Reserve at Mt. Moriah and The Alcove. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.

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

	Years Ended December 31,
	2013	2012
		(Remeasured)
Net loss – GAAP	$(19,486)	$(8,632)
Net gain on disposition	(3,173)	—
Gain on bargain purchase	—	(1,712)
Depreciation expense	11,578	3,757
FFO	(11,081)	(6,587)
Adjustments for straight-line rents	(178)	(40)
Gain relating to fair value	(3,460)	(2,699)
Amortization of intangible lease assets	6,667	4,583
Impairment charge	563	400
Acquisition costs	9,923	3,713
MFFO	2,434	(630)
Net gain on disposition	3,173	—
AFFO	$5,607	$(630)

Basic and diluted loss per common share - GAAP	$(0.50)	$(0.58)
FFO per share	$(0.28)	$(0.44)
MFFO per share	$0.06	$(0.04)
AFFO per share	$0.14	$(0.04)

Weighted average shares outstanding	39,284	14,886

(Back to Index)

(Back to Index)

	Years Ended December 31,
	2013			2012
	MFFO and	MFFO and		MFFO and	MFFO and
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total
Net income (loss) - GAAP	$(2,718)	$(16,768)	$(19,486)	$(3,310)	$(5,322)	$(8,632)
Net (gain) loss on disposition	(3,199)	26	(3,173)	—	—	—
Gain on bargain purchase	—	—	—	—	(1,712)	(1,712)
Depreciation expense	9,614	1,964	11,578	2,022	1,735	3,757
FFO	3,697	(14,778)	(11,081)	(1,288)	(5,299)	(6,587)
Adjustments for straight-line rents	(178)	—	(178)	(40)	—	(40)
Amortization of intangible lease assets	4,400	2,267	6,667	3,984	599	4,583
Impairment charge	—	563	563	—	400	400
Gain relating to fair value adjustments on properties	(3,460)	—	(3,460)	(2,699)		(2,699)
Acquisition costs	1,671	8,252	9,923	2,508	1,205	3,713
MFFO	6,130	(3,696)	2,434	2,465	(3,095)	(630)
Net gain (loss) on disposition	3,199	(26)	3,173	—	—	—
AFFO	$9,329	$(3,722)	$5,607	$2,465	$(3,095)	$(630)
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

(Back to Index)

(Back to Index)

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
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for permanent impairment.  This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.  The review also considers factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
For properties held and used, an impairment loss will be recorded to the extent that the carrying value of a property exceeds the estimated fair value of the property.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the year ended December 31, 2013, we recorded a $539,000 impairment charge for one of our properties, which is reflected in income from discontinued operations.

(Back to Index)

(Back to Index)

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
Discontinued Operations
Assuming no significant continuing involvement by us after the sale, the sale of a property is considered a discontinued operation.
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
Adoption of New Accounting Standard
We adopted the following accounting standard during 2013 which did not have a material impact on our consolidated financial position, results of operations or cash flows:

In February 2013, the Financial Accounting Standards Board , or FASB, issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We adopted this guidance beginning January 1, 2013 and have presented the required disclosures.
Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

Subsequent Events
Paladin Acquisition
On July 18, 2013, our operating partnership entered into an Agreement and Plan of Merger with RRE Charlemagne Holdings, LLC, a wholly owned subsidiary of our operating partnership (“Merger Sub”), Paladin Realty Income Properties, Inc. (“Paladin”), and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner is Paladin, pursuant to which Paladin OP was to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of our operating partnership.
On January 28, 2014, the parties completed the Merger resulting in the acquisition by our operating partnership of interests in 11 joint ventures that own a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contain more than 75,000 rentable square feet. Our operating partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by the co-venture partner of one of these joint ventures. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million, exclusive of transaction costs.
The supplemental pro forma financial information set forth below is based upon our historical financial statements giving effect to the Paladin acquisition as of the beginning of the period presented (in thousands).

	Years Ended December 31,
	2013	2012
	Unaudited	Unaudited
Revenues	$71,098	$43,075
Net loss and comprehensive loss	$(20,699)	$(24,511)
Basic and diluted loss per share	$(0.47)	$(1.22)
On March 6, 2014, we, through a wholly owned subsidiary, sold our entire 47.65% membership interest in FPA/PRIP Governor Park, LLC (“Governor Park”) to FPA Governor Park Associates, LLC for $456,000 pursuant to that certain assignment and assumption of membership interests agreement of even date.  The membership interest in Governor Park was one of the joint venture investments we acquired in the Paladin acquisition. Governor Park owns two small office buildings in San Diego, California.
On March 28, 2014, we purchased a 403 unit multifamily community located in Alpharetta, Georgia from an unaffiliated seller for $70.5 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2013.

(Back to Index)

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the 1992 Treadway Commission, or COSO, in Internal Control - Integrated Framework. Based upon this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

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

i.	Schedule III Real Estate and Accumulated Depreciation

ii.	Schedule IV - Mortgage Loans on Real Estate

(c)	Exhibits

(Back to Index)

(Back to Index)

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated July 18, 2013, by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP, and RRE Charlemagne Holdings, LLC (incorporated by reference to the Company’s Post-Effective Amendment No. 13 to the Registration Statement on Form S-11 (No. 333-163411) filed September 16, 2013)

2.2
Second Amendment to Agreement and Plan of Merger, dated September 13, 2013, by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP, and RRE Charlemagne Holdings, LLC (incorporated by reference to the Company’s Post-Effective Amendment No. 13 to the Registration Statement on Form S-11 (No. 333-163411) filed September 16, 2013)

2.3
Third Amendment to Agreement and Plan of Merger, dated December 16, 2013, by and among Paladin Realty Income Properties, Inc., Paladin Realty Income Properties, L.P., Resource Real Estate Opportunity OP, LP, and RRE Charlemagne Holdings, LLC (incorporated by reference to Post-Effective Amendment No. 15 to the Company's Registration Statement on Form S-11 (No. 333-160463) filed December 30, 2013)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1
Form of Distribution Reinvestment Plan Enrollment Form, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed December 30, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed December 30, 2013)

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
10.4
Loan Document Amendment by and among Resource Real Estate Opportunity OP, LP, RRE Westhollow Holdings, LLC, and RRE Bristol Holdings LLC, and Bank of America, N.A. dated May 23, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-188946) filed on May 30, 2013)’

10.5
Amended and Restated Promissory Note (Revolving Credit Facility) by Resource Real Estate Opportunity OP, LP, RRE Westhollow Holdings, LLC, and RRE Bristol Holdings, LLC, in favor of Bank of America, N.A. dated May 23, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-188946) filed May 30, 2013)

10.6
Purchase and Sale Agreement by and between Resource Real Estate Opportunity OP, LP and IMT Capital Village Square LP dated May 29, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-188946) filed May 30, 2013)

(Back to Index)

(Back to Index)

10.7
Purchase and Sale Agreement by and between Brentdale Holdings Limited Partnership and Resource Real Estate Opportunity OP, LP dated July 2, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

10.8
Improved Commercial Property Earnest Money Contract by and between Resource Real Estate Opportunity OP, LP and ORI-Colorado, Inc. dated September 3, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

10.9
Improved Commercial Property Earnest Money Contract by and between Resource Real Estate Opportunity OP, LP and ORI-Park, Inc. dated September 3, 2013 (incorporated by reference to Post-Effective Amendment No. 13 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 16, 2013)

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
101.1
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 28, 2014	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 28, 2014
JONATHAN Z. COHEN

/s/ Andrew Ceitlin	Director	March 28, 2014
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 28, 2014
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 28, 2014
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 28, 2014
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 28, 2014
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2014

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS		(Remeasured)
Investments:
Rental properties, net	$390,373	$122,368
Loans held for investment, net	1,724	11,109
Identified intangible assets, net	5,182	2,084
Assets of discontinued operations	88	9,127
	397,367	144,688

Cash	270,323	29,336
Restricted cash	4,456	158
Stock subscriptions receivable	—	3,038
Due from related parties	530	—
Tenant receivables, net	573	110
Deposits	141	409
Prepaid expenses and other assets	1,567	933
Deferred financing costs, net	3,602	561
Deferred offering costs	—	3,015
Total assets	$678,559	$182,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$111,811	$9,043
Revolving credit facilities	37,041	760
Accounts payable	1,417	591
Accrued expenses and other liabilities	2,745	1,728
Accrued real estate taxes	2,117	1,098
Due to related parties, net	1,718	671
Tenant prepayments	615	306
Security deposits	1,826	815
Distribution payable	2,222	1,671
Liabilities of discontinued operations	—	536
Total liabilities	161,512	17,219

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 66,725,241 and 22,291,810 shares issued, respectively; and 66,667,136 and 22,277,030 shares outstanding, respectively)	668	223
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	590,591	196,081
Accumulated other comprehensive income	20	—
Accumulated deficit	(74,233)	(31,276)
Total stockholders’ equity	517,047	165,029
Total liabilities and stockholders’ equity	$678,559	$182,248

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2013	2012
Revenues:		(Remeasured)
Rental income	$40,790	$14,232
Gain on foreclosures	3,459	2,906
Interest income	262	197
Gain on bargain purchase	—	1,712
Total revenues	44,511	19,047

Expenses:
Rental operating	25,530	10,123
Acquisition costs	9,923	3,713
Foreclosure costs	49	196
Management fees - related parties	4,482	1,756
General and administrative	5,928	3,053
Loss on property impairment	24	—
Loss on disposal of assets	1,337	262
Depreciation and amortization expense	18,245	8,340
Total expenses	65,518	27,443
Loss before other expenses	(21,007)	(8,396)

Other (expense) income:
Interest expense	(951)	(546)
Insurance proceeds in excess of cost basis	—	12
Loss from continuing operations	(21,958)	(8,930)

Discontinued operations:
(Loss) income from discontinued operations	(701)	298
Net gain on dispositions	3,173	—
Income from discontinued operations, net	2,472	298
Net loss	$(19,486)	$(8,632)

Other comprehensive loss:
Designated derivatives, fair value adjustment	20	—
Comprehensive loss	$(19,466)	$(8,632)

Weighted average common shares outstanding	39,284	14,886

Basic and diluted (loss) income per common share:
Continuing operations	$(0.56)	$(0.60)
Discontinued operations	0.06	0.02
Net loss	$(0.50)	$(0.58)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit (Remeasured)	Total Stockholders’ Equity (Remeasured)
	Shares	Amount	Shares	Amount
Balance at January 1, 2012	8,454	$84	50	$1	$74,258	$—	$(11,426)	$62,917
Issuance of common stock	12,957	130	—	—	128,817	—	—	128,947
Proceeds from distribution reinvestment plan	111	1	—	—	1,051	—	—	1,052
Syndication costs	—	—	—	—	(15,588)	—	—	(15,588)
Distributions of common stock	766	8	—	—	7,654	—	(7,662)	—
Distributions declared	—	—	—	—	—	—	(3,564)	(3,564)
Share redemptions	(11)	—	—	—	(111)	—	8	(103)
Net loss and comprehensive loss	—	—	—	—	—	—	(8,632)	(8,632)
Balance at December 31, 2012	22,277	223	50	1	196,081	—	(31,276)	165,029
Issuance of common stock	42,564	426	—	—	423,389	—	—	423,815
Common stock issued through distribution reinvestment plan	1,051	11	—	—	9,973	—	—	9,984
Syndication costs	—	—	—	—	(46,596)	—	—	(46,596)
Distributions of common stock	822	8	—	—	8,213	—	(8,221)	—
Distributions declared	—	—	—	—	—	—	(15,289)	(15,289)
Share redemptions	(47)	—	—	—	(469)	—	39	(430)
Designated derivatives, fair value adjustment	—	—	—	—	—	20	—	20
Net loss and comprehensive loss	—	—	—	—	—	—	(19,486)	(19,486)
Balance at December 31, 2013	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2013	2012
		(Remeasured)
Cash flows from operating activities:
Net loss	$(19,486)	$(8,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	701	(298)
Gain on foreclosures	(3,460)	(2,699)
Gain on bargain purchase	—	(1,712)
Loss on disposal of assets	1,337	262
Loss on property impairment	563	400
Net gain on disposition	(3,173)	—
Depreciation and amortization	18,245	8,340
Amortization of deferred financing costs	169	192
Fair value of interest rate caps	20	—
Accretion of discount and direct loan fees and costs	(9)	(18)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(4,298)	313
Tenant receivables, net	(463)	(74)
Deposits	268	(381)
Prepaid expenses and other assets	(831)	(201)
Due to related parties, net	1,047	(2,016)
Accounts payable and accrued expenses	1,432	1,667
Tenant prepayments	184	138
Security deposits	287	178
Net cash used in operating activities from continuing operations	(7,467)	(4,541)
Cash flows from investing activities:
Proceeds from disposal of properties, net closing costs	10,043	—
Property acquisitions	(249,236)	(76,698)
Loan acquisitions	—	(10,300)
Capital expenditures	(25,834)	(15,813)
Principal payments received on loans	20	478
Cash received on foreclosure of loans held for investment	—	518
Net cash used in investing activities of continuing operations	(265,007)	(101,815)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of redemptions	426,429	127,492
Payment of deferred financing costs	(2,994)	(127)
Deferred offering costs	2,800	—
Increase in borrowings	139,246	23,483
Principal payments on borrowings	(197)	(14,360)
Distributions paid on common stock	(4,757)	(841)
Syndication costs	(46,596)	(15,588)
Net cash provided by financing activities of continuing operations	513,931	120,059
Net cash provided by continuing operations	241,457	13,703

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(470)	811
Net cash used in investing activities	—	(105)
Net cash used in financing activities	—	—
Net cash (used in) provided by discontinued operations	(470)	706
Net increase in cash	240,987	14,409
Cash at beginning of period	29,336	14,927
Cash at end of period	$270,323	$29,336

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, has been engaged to manage the day-to-day operations of the Company.  The Advisor agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. As of December 31, 2013, the Advisor had purchased 276,000 shares of common stock for an aggregate purchase price of $2.5 million
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers. The private offering which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million, net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.  The Advisor purchased an additional 35,000 shares of common stock in 2011 for $315,000, 141,500 shares in 2012 for $1.3 million, and 84,056 shares during the year ended December 31, 2013 for approximately $756,504.
On June 16, 2010, the Company’s registration statement on Form S-11 (File No. 333-160463), registering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its public offering.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  The primary portion of the initial public offering closed on December 13, 2013. On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
As of December 31, 2013, the Company had raised aggregate gross offering proceeds of $645.8 million through its private and public offerings, which resulted in the issuance of 64,926,311 shares of common stock, including the 276,056 shares purchased by the Advisor.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	Williamsburg Parking Lot	N/A	Cincinnati, Ohio
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Village Square	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Jefferson Point	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Nicollet Ridge	339	Burnsville, MN
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A

N/A - Not Applicable
(a) - Discontinued operations
All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2013, the Partnership had $275.5 million of deposits at various banks, $268.5 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the year ended December 31, 2013, the Company recorded a $563,000 impairment charge for two of its loans held for investment (Heatherwood Note and Peterson Note). The Heatherwood Note impairment charge of $539,000 is reflected in income from discontinued operations, as the Company sold Heatherwood Apartments in April 2013. The Peterson Note impairment charge of $24,000 is reflected in loss on property impairment.
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
DECEMBER 31, 2013

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
Allocation of the Purchase Price of Acquired and Foreclosed Assets
The cost of rental properties acquired directly as fee interests and through foreclosing on a loan are allocated to net tangible and intangible assets based on their relative fair values.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and to identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships. Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  In addition, the Company may obtain independent appraisal reports. The information in the appraisal reports along with the aforementioned information available to the Company's management is used in allocating the purchase price. The independent appraisers have no involvement in management's allocation decisions other than providing market information.
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
DECEMBER 31, 2013

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
The future minimum rental payments to be received from noncancelable operating leases are $31.2 million and $292,000 for the years ending December 31, 2014 and 2015, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2013 and 2012, there were allowances for uncollectible receivables of $86,000 and $8,200, respectively.
Deferred Offering Costs
Through December 31, 2013, the Advisor has advanced $4.6 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of December 31, 2013 and 2012, $4.2 million and $3.9 million, respectively, have been reimbursed to the Advisor.  Upon completion of the public offering, all deferred offering costs in excess of reimbursements were charged back to the Advisor.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of December 31, 2013 and 2012, the Company had no TRSs.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

The Company evaluates the benefits from tax positions taken or expected to be taken in its tax return. Only the largest amount of benefits from tax positions that will more likely than not be sustainable upon examination are recognized by the Company.  The Company does not have any unrecognized tax benefits, nor interest and penalties, recorded in its consolidated financial statements and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next 12 months.
The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, $50,000 of the convertible shares (discussed in Note 15) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distribution, one 0.585% stock distributions and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
Adoption of New Accounting Standard
The Company adopted the following accounting standard during 2013 which did not have a material impact on our consolidated financial position, results of operations or cash flows:
In February 2013, the Financial Accounting Standards Board , or FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We adopted this guidance beginning January 1, 2013 and have presented the required disclosures.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2013	2012
Non-cash activities:
Investor contributions held in escrow which have converted to common stock	$—	$1,686
Property and intangibles received on foreclosure of loans held for investment	10,150	17,846
Financing provided for disposed property	800	—
Stock issued from distribution reinvestment plan	9,984	6,393
Stock distributions issued	8,221	7,662
Cash distributions on common stock declared but not yet paid	2,222	1,671
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	2,880	875

Cash paid during the period for:
Interest	$537	$328

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31,
	2013	2012
		(Remeasured)
Land	$62,859	$16,163
Building and improvements	325,412	103,396
Furniture, fixtures and equipment	17,051	5,998
Construction in progress	827	1,083
	406,149	126,640
Less: accumulated depreciation	(15,776)	(4,272)
	$390,373	$122,368
Depreciation expense for the years ended December 31, 2013 and 2012 was $11.6 million and $3.8 million, respectively.
NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note, the Heatherwood Note.  Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (see Note 8).   On July 19, 2012, the Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note and took title to the property on January 22, 2013 (See Note 7). The face value of the performing notes as of December 31, 2013 and 2012 was $1.9 million and $1.3 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $292,000 and $316,000 at December 31, 2013 and 2012, respectively.
On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan to the purchaser of the Heatherwood Apartments on the same date.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Current	$1,529	89%	$959	9%

Delinquent:
30−89 days	195	11%	10,150	91%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,724	100%	$11,109	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	December 31,
	2013	2012
Loans:
Performing	$1,529	$959
Nonperforming	195	10,150
Total	$1,724	$11,109

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Peterson Note	Trail Ridge Note	Heatherwood Note
Face value	$242	$1,058	$800
Maturity date	12/31/2013	10/28/2021	5/17/2016
Interest rate	7.4%	7.5%	4.0%
Average monthly payment	$3	$8	$11
The third note, the Peterson Note, matured on December 31, 2011 with an unpaid balance of $238,000.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012 which expired on December 31, 2013.  The borrower did not pay the outstanding balance at the expiration of the forbearance period, which caused the borrower under the Peterson Note to be in default of such agreement. This forbearance agreement is considered a troubled debt restructuring.  On February 27, 2014, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. The redemption period for the property expires six months from the date of foreclosure, at which point the Company expects to take title to the property.
The Company has individually evaluated each loan for impairment and determined that, as of December 31, 2013, two loans were not impaired and the Peterson Note was impaired.  As of December 31, 2013, the Company recorded an impairment charge of approximately $24,000 on the Peterson Note.
There was a $24,000 allowance for credit losses as of December 31, 2013. There were no charge-offs for the year ended December 31, 2013.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 6 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of December 31, 2013, the Company owned 24 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining appraisals in order to finalize the estimated valuations for the more recent acquisitions. The table below summarizes these acquisitions and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition (2)	Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Nicollet Ridge	Burnsville, MN	12/20/2013	$33,149		$4,134	$26,992	$1,016	$1,008	$36	$(107)	$33,079
Terrace at River Oaks	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(63)	22,485
Jasmine at Holcomb Bridge	Alpharetta, GA	10/25/2013	25,050		7,582	16,023	587	859	37	(161)	24,927
Centennial	Littleton, CO	9/30/2013	30,600		5,702	23,609	198	1,090	24	(190)	30,433
Pinnacle	Westminster, CO	9/30/2013	24,250		2,923	20,301	97	928	20	(147)	24,122
Jefferson Point	Newport News, VA	9/9/2013	18,250		3,951	13,048	584	667	23	(59)	18,214
Brentdale	Plano, TX	7/25/2013	32,200		5,785	24,418	798	1,199	52	(317)	31,935
Nob Hill	Winter Park, FL	6/27/2013	10,100		2,512	6,459	523	606	50	(61)	10,089
Village Square	Spring, TX	6/24/2013	27,200		3,785	22,014	697	704	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, AL	4/18/2013	8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013	11,750		1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013	6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield	Hermantown MN	3/21/2012	10,300	(3)	1,660	11,110	500	423	1	(4)	13,690
The Alcove	Houston, TX	12/21/2012	5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012	14,425		1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012	2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012	2,050		1,000	2,609	30	123	14	(14)	3,762
Williamsburg Apartments	Cincinnati, OH	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts	Dayton, OH	5/13/2011	7,100	(4)	160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Campus Club Apartments	Tampa, FL	10/21/2012	8,300	(5)	1,650	6,250	200	435	—	—	8,535
Vista Apartment Homes	Philadelphia, PA	6/17/2011	12,000	(6)	1,163	9,913	—	535	530	(141)	12,000
Arcadia at Westheimer	Houston, TX	9/3/2010	7,800	(7)	943	6,599	—	258	—	—	7,800
107th Avenue	Omaha, NE	8/18/2010	225		25	196	—	4	—	—	225

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)	The date of acquisition reflects the date the Company acquired the note, where applicable.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

(3)
Deerfield originally served as the collateral for a non- performing note that the Company purchased on March 21, 2012. On July 19, 2012, the Company was the successful bidder at a foreclosure sale and formally received title to the property on January 22, 2013.

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

Acquisitions
The Company acquired 13 properties during the year ended December 31, 2013. In order to finalize the fair values of the acquired assets and liabilities, third-party appraisals were obtained for all of the properties acquired.
Deerfield
On March 21, 2012, the Company purchased, at a discount, a non-performing promissory note (the "Deerfield Note") that was secured by a first priority mortgage on a multifamily rental community in Hermantown, Minnesota. The contract purchase price for the Deerfield Note was $10.3 million, excluding closing costs.  The Company paid an acquisition fee of $217,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor. On July 19, 2012, the Company was the successful bidder at a foreclosure sale of the property securing the Deerfield Note and took title to the property on January 22, 2013 (See Note 7).
     The following table reflects the values of the net assets acquired (in thousands):

As adjusted
Rental property:
Land	$1,660
Buildings	11,110
Personal property	500
13,270
Acquired intangibles − in-place leases	423
Prepaid insurance	1
Security deposits	(4)
Estimated fair value assigned	$13,690

One Hundred Chevy Chase Apartments
On March 13, 2013, the Company purchased a multifamily residential rental apartment complex located in Lexington, Kentucky, known as One Hundred Chevy Chase Apartments (formerly known as Kenwick & Canterbury), for $6.85 million, excluding closing costs.  The Company paid an acquisition fee of $139,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Ivy at Clear Creek
On March 28, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Ivy at Clear Creek (formerly known as Armand Place), for $11.8 million, excluding closing costs.  The Company paid an acquisition fee of $236,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$1,877
Buildings	9,175
Personal property	28
11,080
Acquired intangibles − in-place leases	670
Prepaid insurance	8
Accrued real estate taxes	(68)
Prepaid rents	(14)
Security deposits	(45)
Estimated fair value assigned	$11,631
Retreat at Rocky Ridge
On April 18, 2013, the Company purchased a multifamily residential rental apartment complex located in Hoover, Alabama, known as Retreat at Rocky Ridge (formerly known as Autumn Wood), for $8.5 million, excluding closing costs.  The Company paid an acquisition fee of $172,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Village Square
On June 24, 2013, the Company purchased a multifamily residential rental apartment complex located in Houston, Texas, known as Village Square, for $27.2 million excluding closing costs.  The Company paid an acquisition fee of $545,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$3,785
Buildings	22,014
Personal property	697
26,496
Acquired intangibles − in-place leases	704
Prepaid insurance	40
Accrued real estate taxes	(132)
Prepaid rents	(8)
Security deposits	(30)
Estimated fair value assigned	$27,070

Nob Hill
On June 27, 2013, the Company purchased a multifamily residential rental apartment complex located in Winter Park, Florida, known as Nob Hill, for $10.1 million, excluding closing costs.  The Company paid an acquisition fee of $203,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$2,512
Buildings	6,459
Personal property	523
9,494
Acquired intangibles − in-place leases	606
Prepaid insurance	50
Accrued real estate taxes	(39)
Prepaid rents	(4)
Security deposits	(18)
Estimated fair value assigned	$10,089

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Brentdale
On July 25, 2013, the Company purchased a multifamily residential rental apartment complex located in Plano, Texas, known as Brentdale, for $32.2 million, excluding closing costs.  The Company paid an acquisition fee of $645,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$5,785
Buildings	24,418
Personal property	798
31,001
Acquired intangibles − in-place leases	1,199
Prepaid insurance	52
Accrued real estate taxes	(244)
Prepaid rents	(4)
Security deposits	(69)
Estimated fair value assigned	$31,935

Jefferson Point
On September 9, 2013, the Company purchased a multifamily residential rental apartment complex located in Newport News, Virginia, known as Jefferson Point, for $18.3 million, excluding closing costs.  The Company paid an acquisition fee of $367,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$3,951
Buildings	13,048
Personal property	584
17,583
Acquired intangibles − in-place leases	667
Prepaid insurance	23
Accrued real estate taxes	(37)
Prepaid rents	(4)
Security deposits	(18)
Estimated fair value assigned	$18,214

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Pinnacle
On September 30, 2013, the Company purchased a multifamily residential rental apartment complex located in Westminster, Colorado, known as Pinnacle, for $24.3 million, excluding closing costs.  The Company paid an acquisition fee of $486,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.     The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$2,923
Buildings	20,301
Personal property	97
23,321
Acquired intangibles − in-place leases	928
Prepaid insurance	20
Accrued real estate taxes	(99)
Prepaid rents	(8)
Security deposits	(40)
Estimated fair value assigned	$24,122
Centennial
On September 30, 2013, the Company purchased a multifamily residential rental apartment complex located in Littleton, Colorado, known as Centennial, for $30.6 million, excluding closing costs.  The Company paid an acquisition fee of $613,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$5,702
Buildings	23,609
Personal property	198
29,509
Acquired intangibles − in-place leases	1,090
Prepaid insurance	24
Accrued real estate taxes	(122)
Prepaid rents	(12)
Security deposits	(56)
Estimated fair value assigned	$30,433

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Jasmine at Holcomb Bridge
On October 25, 2013, the Company purchased a multifamily residential rental apartment complex located in Alpharetta, Georgia, known as Jasmine at Holcomb Bridge, for $25.1 million, excluding closing costs.  The Company paid an acquisition fee of $674,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$7,582
Buildings	16,023
Personal property	587
24,192
Acquired intangibles − in-place leases	859
Prepaid insurance	37
Accrued real estate taxes	(19)
Prepaid rents	(25)
Security deposits	(117)
Estimated fair value assigned	$24,927

Terrace at River Oaks
On December 16, 2013, the Company purchased a multifamily residential rental apartment complex located in San Antonio, Texas, known as Terrace at River Oaks, for $22.5 million, excluding closing costs.  The Company paid an acquisition fee of $578,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$3,830
Buildings	17,510
Personal property	491
21,831
Acquired intangibles − in-place leases	669
Prepaid insurance	22
Prepaid real estate taxes	26
Prepaid rents	(9)
Security deposits	(54)
Estimated fair value assigned	$22,485

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Nicollet Ridge
On December 20, 2013, the Company purchased a multifamily residential rental apartment complex located in Burnsville, Minnesota, known as Nicollet Ridge, for $33.1 million, excluding closing costs.  The Company paid an acquisition fee of $754,000, or 2% of the purchase price (including closing costs) and any amounts reserved for capital expenditures to the Advisor.
The following table reflects the values of the net assets acquired (in thousands):

Rental property:
Land	$4,134
Buildings	26,992
Personal property	1,016
32,142
Acquired intangibles − in-place leases	1,008
Prepaid insurance	24
Prepaid real estate taxes	12
Prepaid rents	(4)
Security deposits	(103)
Estimated fair value assigned	$33,079

NOTE 7 - MEASUREMENT PERIOD ADJUSTMENTS
On December 6, 2012, the Company purchased a multifamily residential rental apartment complex located in Oklahoma City, Oklahoma, known as Mosaic (previously known as Park Forest Apartments), for $2.0 million, excluding closing costs.
On January 22, 2013, the Company took title to Deerfield after foreclosing on the Deerfield Note, which was originally acquired by the Company for $10.3 million.
The measurement period for the above acquisitions was finalized during the three months ended December 31, 2013. In completing the accounting for the acquisitions of Mosaic and Deerfield, the Company determined that the fair value of the net assets acquired exceeded the fair value of the consideration paid for these acquisitions. Accordingly, the Company retrospectively adjusted the provisional amounts with respect to the Mosaic and Deerfield acquisitions that were recognized at the acquisition dates to reflect new information from the completed third party appraisal reports that, if known at the acquisition date, would have affected the measurement of the amounts recognized as of those dates.  The final purchase price adjustments recorded during the measurement period resulted in a bargain purchase gain of $1.7 million and a gain on foreclosure of $3.4 million on the Mosaic and Deerfield acquisitions, respectively.  Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire the Mosaic properties for less than their fair value due to the distressed nature of the sale. Those changes are reflected in the tables below:
Mosaic

	December 6, 2012 (As initially reported)	Measurement period adjustment	December 6, 2012 (As adjusted)
Land	$572	$428	$1,000
Building	1,390	1,219	2,609
Personal property	—	30	30
Intangible assets	88	35	123
Identifiable net assets	2,050	1,712	3,762
Gain on bargain purchase	—	(1,712)	—
Total net identifiable net assets	$2,050	$—	$3,762

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Deerfield

	January 22, 2013 (As initially reported)	Measurement period adjustment	January 22, 2013 (As adjusted)
Land	$1,028	$632	$1,660
Building	8,592	2,518	11,110
Personal property	—	500	500
Intangible assets	680	(257)	423
Identifiable net assets	10,300	3,393	13,693
Gain on foreclosure	—	(3,393)	—
Total net identifiable net assets	$10,300	$—	$13,693

NOTE 8 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
The Company reports its property dispositions as discontinued operations. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.  Included in discontinued operations for the years ended December 31, 2013 and 2012 are the operating results of the two properties discussed below.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

The results of discontinued operations are summarized for the years ended December 31, 2013 and 2012 as follows (in thousands):

	Years Ended
	December 31,
	2013	2012
Revenues:
Rental income	$1,082	$2,957
Gain on foreclosure	—	1,232
Casualty gain	—	175
Total revenues	1,082	4,364

Expenses:
Rental operating	814	2,444
Acquisition costs	—	(10)
Management fees - related parties	62	176
General and administrative	227	367
Loss on property impairment	539	400
Depreciation and amortization expense	141	689
Total expenses	1,783	4,066
(Loss) income from discontinued operations	(701)	298
Net gain on dispositions	3,173	—
Income from discontinued operations, net	$2,472	$298

Weighted average common shares outstanding	39,284	14,886

Basic and diluted income per common share	$0.06	$0.02

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $16.7 million and $7.2 million as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $11.5 million and $5.1 million, respectively.  The weighted-average remaining life of the rental leases is 11.9 months and seven months as of December 31, 2013 and 2012, respectively.  The leasing commissions, valued at $306,000, were fully amortized as of December 31, 2012.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the years ended December 31, 2013 and 2012 was $6.6 million and $4.3 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter, is as follows (in thousands):

2014	$5,001
2015	19
2016	17
2017	16
2018	16
Thereafter	113
$5,182

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 10 – MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

Collateral	Balance Outstanding at December 31, 2013	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$8,846	5/1/2017	2.78%	(1)	$38
Cannery Lofts	8,190	9/1/2020	3.47%	(1)	24
Deerfield	10,530	11/1/2020	4.66%	(2)	41
Village Square	19,362	11/1/2023	2.59%	(1)	81
Ivy at Clear Creek	8,586	11/1/2023	2.59%	(1)	36
Centennial	23,235	1/1/2019	3.60%	(2)	101
Pinnacle	18,762	1/1/2019	3.60%	(2)	82
Terrace at River Oaks	14,300	1/1/2022	4.32%	(2)	69
	$111,811

(1)	Variable rate based on one-month LIBOR of 0.1683% (as of December 31, 2013).

(2)	Fixed rate.
On April 4, 2012, the Company, through its operating partnership entered into a mortgage loan (the “Iroquois Mortgage Note”) for $9.2 million.  The Iroquois Mortgage Note bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.61% and requires monthly payments of principal and interest.  The amount outstanding under the Iroquois Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Iroquois Mortgage Note is secured by a first lien mortgage on the assets of the Vista Apartment Homes. The Company recorded interest expense on the Iroquois Mortgage Note of $254,000 and $195,000 for the years ended December 31, 2013 and 2012.
On August 22, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Cannery Mortgage Note") for $8.2 million. The Cannery Mortgage Note bears interest at one-month LIBOR plus 3.30% and requires monthly interest-only payments through September 2015 and principal and interest thereafter.  The amount outstanding under the Cannery Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Cannery Mortgage Note is secured by a first lien mortgage on the assets of the Cannery Lofts. The Company recorded interest expense on the Cannery Mortgage Note of $104,000 for the year ended December 31, 2013.
On October 31, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Deerfield Mortgage Note") for $10.5 million. The Deerfield Mortgage Note bears interest at a fixed rate of 4.66% and requires monthly interest-only payments through November 2015 and principal and interest thereafter.  The amount outstanding under the Deerfield Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Deerfield Mortgage Note is secured by a first lien mortgage on the assets of Deerfield. The Company recorded interest expense on the Deerfield Mortgage Note of $85,000 for the year ended December 31, 2013.
On October 29, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Village Square Mortgage Note") for $19.4 million. The Village Square Mortgage Note bears interest at one-month LIBOR plus 2.42% and requires monthly interest-only payments through November 2014 and principal and interest thereafter.  The amount outstanding under the Village Square Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Village Square Mortgage Note is secured

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

by a first lien mortgage on the assets of Village Square. The Company recorded interest expense on the Village Square Mortgage Note of $89,000 for the year ended December 31, 2013.
On October 29, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Ivy at Clear Creek Mortgage Note") for $8.6 million. The Ivy at Clear Creek Mortgage Note bears interest at one-month LIBOR plus 2.42% and requires monthly interest-only payments through November 2014 and principal and interest thereafter.  The amount outstanding under the Ivy at Clear Creek Mortgage Note may be prepaid in full after the first year of its term at a 1.0% premium based on the principal being repaid and with no prepayment premium during the last three months of its term. The Ivy at Clear Creek Mortgage Note is secured by a first lien mortgage on the assets of Ivy at Clear Creek. The Company recorded interest expense on the Ivy at Clear Creek Mortgage Note of $39,000for the year ended December 31, 2013.
On December 10, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Centennial Mortgage Note") for $23.2 million. The Centennial Mortgage Note bears interest at a fixed rate of 3.60% and requires monthly payments of principal and interest.  The amount outstanding under the Centennial Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Centennial Mortgage Note is secured by a first lien mortgage on the assets of the Centennial. The Company recorded interest expense on the Centennial Mortgage Note of $51,000 for the year ended December 31, 2013.
On December 10, 2013, the Company, through a wholly-owned subsidiary, entered into a mortgage loan (the "Pinnacle Mortgage Note") for $18.8 million. The Pinnacle Mortgage Note bears interest at a fixed rate of 3.60% and requires monthly payments of principal and interest.  The amount outstanding under the Pinnacle Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the first three years of the term is equal to yield maintenance; for the remainder of the term the prepayment premium is 1.0% of the remaining principal being repaid until the last ninety days, at which point the prepayment is open without penalty. The Pinnacle Mortgage Note is secured by a first lien mortgage on the assets of Pinnacle. The Company recorded interest expense on the Pinnacle Mortgage Note of $41,000 for the year ended December 31, 2013.
On December 16, 2013, the Company, through a wholly-owned subsidiary, purchased the Terrace at River Oaks property. In connection with this purchase, the Company assumed a mortgage loan (the "Terrace at River Oaks Mortgage Note") for $14.3 million. The Terrace at River Oaks Mortgage Note bears interest at a fixed rate of 4.32% and requires monthly payments of principal and interest. The amount outstanding under the Terrace at River Oaks Mortgage Note may be prepaid in full during the entire term. The prepayment penalty for the until the last six months of the term is equal to yield maintenance; for the remainder of the term prepayment is open without penalty. The Terrace at River Oaks Mortgage Note is secured by a first lien mortgage on the assets of Terrace at River Oaks. The Company recorded interest expense on the Terrace at River Oaks Mortgage Note of $27,000 for the year ended December 31, 2013.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2014	$1,166
2015	1,770
2016	2,076
2017	10,151
2018	1,982
Thereafter	$94,666
$111,811
     The mortgage notes payable are recourse only with respect Vista Apartment Homes, Cannery Lofts, Village Square, Ivy at Clear Creek, Deerfield, Centennial, Pinnacle and Terrace at River Oaks, subject to certain limited standard exceptions, as defined in the mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 11 – REVOLVING CREDIT FACILITIES
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow under the Bank of America Credit Facility from $25 million to $50 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value of $102.0 million and are guaranteed by the Company.  The amount currently available to be borrowed is $45.5 million. The Company paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305. As of December 31, 2013, and December 31, 2012, the Company had outstanding borrowings of $1.5 million and $760,000, respectively, under the Bank of America Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 3.0% (3.17% at December 31, 2013).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. The Company recorded interest expense of $24,000 and $152,000 for the years ended December 31, 2013 and December 31, 2012, respectively, in connection with its borrowings under the Bank of America Credit Facility.
The operating partnership's obligations with respect to the Bank of America Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Bank of America Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

•	the Company must maintain a minimum tangible net worth equal to at least (i) 200% of the outstanding principal amount of the Bank of America Credit facility and (ii) $20.0 million;

•
the Company must also maintain unencumbered liquid assets with a market value of not less than the greater of (i) $5.0 million or (ii) 20% of the outstanding principal amount of the Bank of America Credit Facility; and

•	the Company may not incur any additional secured or unsecured debt without Bank of America's prior written consent and approval, which consent and approval is not to be unreasonable withheld.
The Company was in compliance with all such covenants at December 31, 2013 and 2012.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility matures on December 20, 2018. As of December 31, 2013, the Company had outstanding borrowings of $12.5 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.17% at December 31, 2013). The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000. The Company recorded interest expense of $9,000 for the year ended December 31, 2013 in connection with its borrowings under the Jefferson Point Credit Facility.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. As of December 31, 2013, the Company had outstanding borrowings of $23.0 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.12% at December 31, 2013). The Company paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000. The Company recorded interest expense of $7,000 for the year ended December 31, 2013 in connection with its borrowings under the Brentdale Credit Facility.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 12 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of December 31, 2013 and 2012 was approximately $419,000 and $193,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter are as follows (in thousands):

2014	$767
2015	755
2016	750
2017	583
2018	298
Thereafter	449
$3,602

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income for the year ended December 31, 2013 (dollars in thousands):

Net unrealized gain on derivatives
January 1, 2013	$—
Unrealized gain on designated derivative	20
December 31, 2013	$20
NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
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
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the advisory agreement for another year on September 15, 2013. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Disposition fees. The Advisor earns a disposition fee in connection with of the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price.  During the year ended December 31, 2013, a disposition fee was paid to the advisor on the sale on one property, which is included in general and administrative expenses. No properties were sold during the year ended December 31, 2012 and, therefore, no disposition fees were earned.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its ongoing distribution reinvestment plan offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds.
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
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Debt servicing fees. The Manager earns a debt servicing fee of 2.75% on payments received from loans held by the Company for investment.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, served as the Company’s dealer-manager and was responsible for marketing the Company’s shares in the primary portion of its public offering.  Pursuant to the terms of the dealer-manager agreement with Resource Securities, the Company paid Resource Securities a selling commission of up to 7% of gross primary offering proceeds and a dealer-manager fee of up to 3% of gross primary offering proceeds.
Resource Securities reallowed all selling commissions earned and up to 1% of the dealer-manager fee as a marketing fee to participating broker-dealers.  No selling commissions or dealer-manager fees are earned by Resource Securities in connection with sales under the distribution reinvestment plan.  Additionally, the Company could reimburse Resource Securities for bona fide due diligence expenses.
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
DECEMBER 31, 2013

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	Years Ended
	December 31,
	2013	2012
Receivables from related parties:
RAI and affiliates	$530	$—

Payables to related parties:
Advisor:
Acquisition fees	$—	$—
Asset management fees	—	10
Dispositions fees	—	—
Debt financing fees	—	—
Expense reimbursements	775	27

Resource Real Estate Opportunity Manager, LLC:
Property management fees	266	103
Operating expense reimbursements	500	258

Resource Securities, Inc.
Selling commissions and dealer manager fees	174	268

Other	$3	$5
	$1,718	$671

	Years Ended
	December 31,
	2013	2012
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees	$6,307	$2,200
Asset management fees	$2,660	$987
Dispositions fees	$116	$—
Debt financing fees	$696	$119
Organization and offering costs	$792	$292
Overhead allocation	$839	$75

Resource Real Estate Opportunity Manager LLC:
Property management fees	$1,891	$941
Construction management fees	$940	$262
Debt servicing fees	$6	$4

Resource Securities, Inc.:
Selling commissions and dealer manager fees	$40,683	$12,359

Other:
Ledgewood	$266	$131
Graphic Images	$485	$623

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 15 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2013 and 2012, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2013, the Company had issued an aggregate of 66,725,241 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	62,485,461	622,000
Shares issued through stock distributions	1,798,930	—
Shares issued through distribution reinvestment plan	1,161,623	11,000
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	66,725,241	$645,700
Convertible Stock
As of December 31, 2013 and 2012, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the year ended December 31, 2013, the Company redeemed its shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	—	—	11,077	(2)
February 2013	—	—	11,077	(2)
March 2013	24,012	$8.07	35,089	(2)
April 2013	—	—	35,089	(2)
May 2013	—	—	35,089	(2)
June 2013	—	—	35,089	(2)
July 2013	7,114	$8.51	42,203	(2)
August 2013	—	—	42,203	(2)
September 2013	—	—	42,203	(2)
October 2013	15,894	$8.40	58,097	(2)
November 2013	—	—	58,097	(2)
December 2013	—	—	58,097	(2)
YTD Average		$8.25

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

(1)	All redemptions of equity securities by the Company in the year ended December 31, 2013 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be redeemed under the program.
All redemption requests tendered were honored during the year ended December 31, 2013.
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
Distributions
For the year ended December 31, 2013, the Company paid aggregate distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
December 31, 2012	$0.075	January 15, 2013	$1,053	$618	$1,671
January 31, 2013	0.025	February 15, 2013	383	217	600
February 28, 2013	0.025	March 15, 2013	420	227	647
April 1, 2013	0.025	April 15, 2013	467	243	710
April 30, 2013	0.025	May 1, 2013	512	258	770
May 31, 2013	0.033	June 3, 2013	745	359	1,104
June 28, 2013	0.033	July 1, 2013	805	379	1,184
July 31, 2013	0.033	August 1, 2013	890	412	1,302
August 30, 2013	0.033	September 3, 2013	983	441	1,424
September 30, 2013	0.033	October 1, 2013	1,064	472	1,536
October 31, 2013	0.033	November 1, 2013	1,231	527	1,758
November 29, 2013	0.033	December 2, 2013	1,431	604	2,035
			$9,984	$4,757	$14,741
On September 12, 2013, the Company's Board of Directors declared cash distributions of $2.2 million ($0.033 per common share) to stockholders of record as of the close of business on December 31, 2013, which distributions were paid on January 2, 2014.
Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $18.0 million as of December 31, 2013.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

NOTE 16 – FAIR VALUE MEASURES AND DISCLOSURES
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
The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
For the year ended December 31, 2013:
Assets:
Deerfield	—	—	$13,693	$13,693
Rental properties, net	$—	$—	$13,693	$13,693

For the year ended December 31, 2012:
Assets:
Cannery	$—	$—	$8,917	$8,917
Heatherwood	—	—	1,889	1,889
Campus Club	—	—	8,535	8,535
Mosaic	—	—	3,762	3,762
Rental properties, net	$—	$—	$23,103	$23,103

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,724	$1,724	$11,109	$11,109

Mortgage notes payable	$(111,811)	$(110,413)	$(9,043)	$(8,984)

Revolving credit facilities	$(37,041)	$(37,041)	$(760)	$(760)
The fair value of the loans held for investment, net, was estimated by comparing the recorded amount of the loan to the fair value of the collateral. On February 27, 2014, the Company foreclosed on the property securing the Peterson Note. On March 3, 2014, an offer to purchase the property was presented to the Company for $24,000 less than the carrying amount of the note. Accordingly, the Company has adjusted the carrying amount of the note at December 31, 2013 for such impairment.
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair values of the revolving credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable.

NOTE 17– DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also service to protect the lender.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into two interest rate caps that were designated as cash flow hedges during 2013. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year end December 31, 2013 such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2013, the Company did not record any hedge ineffectiveness in earnings.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2014, the Company estimates that $4 will be reclassified as an increase to interest expense.

As of December 31, 2013 the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Caps	2	$27,948

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2013 and December 31, 2012 (dollars in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$290	Interest rate cap	$—	—	$—	—	$—
NOTE 18 – OPERATING EXPENSE LIMITATION WAIVER
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2013 were in compliance with the charter imposed limitation.
NOTE 19 – GAIN ON INSURANCE CLAIM
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
NOTE 20 – GAIN ON FORECLOSURES
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company's fair value of the property exceeded the carrying value of the Deerfield Note by $3.4 million. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $3.5 million.
NOTE 21 – SUBSEQUENT EVENTS
Paladin Acquisition
On July 18, 2013, Resource Real Estate Opportunity OP, LP (the “Operating Partnership”), the operating partnership of the Company, entered into an Agreement and Plan of Merger with RRE Charlemagne Holdings, LLC, a wholly owned subsidiary of the Operating Partnership (“Merger Sub”), Paladin Realty Income Properties, Inc. (“Paladin”), and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner is Paladin, pursuant to which Paladin OP was to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly owned subsidiary of the Operating Partnership.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2013

    On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that own a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contain more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by the co-venture partner of one of these joint ventures. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million, exclusive of transaction costs.
The unaudited supplemental pro forma financial information set forth below is based upon the Company's historical financial statements giving effect to the Paladin acquisition (dollars in thousands, except per share data).

	Years Ended December 31,
	2013	2012
Revenues	$71,098	$43,075
Net loss and comprehensive loss	$(20,699)	$(24,511)
Basic and diluted loss per share	$(0.47)	$(1.22)
On March 6, 2014, the Company, through a wholly owned subsidiary, sold its entire 47.65% membership interest in FPA/PRIP Governor Park, LLC (“Governor Park”) to FPA Governor Park Associates, LLC for $456,000 pursuant to that certain assignment and assumption of membership interests agreement of even date.  The membership interest in Governor Park was one of the investments acquired by the Company in the Paladin acquisition. Governor Park owns two small office buildings in San Diego, California.
On March 28, 2014, the Company purchased a 403 unit multifamily community located in Alpharetta, Georgia from an unaffiliated seller for $70.5 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$—	$221	$18	$239	$(28)	1961	8/18/2010	3 - 27.5 years
Omaha, NE

Residential	—	7,542	3,695	11,237	(1,685)	1978	9/3/2010	3 - 27.5 years
Houston, TX

Residential	8,846	11,076	3,755	14,831	(1,432)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA

Residential	—	8,100	96	8,196	(567)	2005	10/21/2011	3 - 27.5 years
Tampa, FL

Residential	—	9,570	10,240	19,810	(2,706)	1979	3/27/2012	3 - 27.5 years
Houston, TX

Residential	8,190	8,273	870	9,143	(669)	1838	5/13/2011	3 - 27.5 years
Dayton, OH

Residential	—	39,341	9,851	49,192	(3,674)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH

Residential	—	1,961	3,751	5,712	(293)	1974	12/6/2012	3 - 27.5 years
Oklahoma City, OK

Residential	—	1,938	1,393	3,331	(181)	1974	12/7/2012	3 - 27.5 years
Memphis, TN

Residential	—	13,662	972	14,634	(517)	2000	12/19/2012	3 - 27.5 years
Houston, TX

Residential	—	5,087	2,680	7,767	(538)	1978	12/21/2012	3 - 27.5 years
Houston, TX

Residential	10,530	9,620	4,684	14,304	(563)	1993	1/22/2013	3 - 27.5 years
Hermantown, MN

Residential	—	6,345	2,910	9,255	(396)	1968	3/13/2013	3 - 27.5 years
Lexington, KY

Residential	8,586	11,080	1,694	12,774	(360)	1979	3/28/2013	3 - 27.5 years
Houston, TX

(Back to Index)

(Back to Index)

Residential	—	8,064	1,370	9,434	(260)	1986	4/18/2013	3 - 27.5 years
Hoover, AL

Residential	19,362	26,496	416	26,912	(494)	1981	6/24/2013	3 - 27.5 years
Houston, TX

Residential	—	9,494	757	10,251	(203)	1969	6/27/2013	3 - 27.5 years
Winter Park, FL

Residential	—	31,001	419	31,420	(448)	1984	7/25/2013	3 - 27.5 years
Plano, TX

Residential	—	17,583	(511)	17,072	(202)	1985	9/9/2013	3 - 27.5 years
Newport News, VA

Residential	23,235	29,509	78	29,587	(248)	1985	9/30/2013	3 - 27.5 years
Littleton, CO

Residential	18,762	23,321	66	23,387	(210)	1985	9/30/2013	3 - 27.5 years
Westminster, CO

Residential	—	24,192	(554)	23,638	(102)	1985	10/25/2013	3 - 27.5 years
Alpharetta, GA

Residential	14,300	21,831	36	21,867	—	1982	12/16/2013	3 - 27.5 years
San Antonio, TX

Residential	—	32,142	14	32,156	—	1988	12/20/2013	3 - 27.5 years
Burnsville, MN

	$111,811	$357,449	$48,700	$406,149	$(15,776)

(Back to Index)

(Back to Index)

	Years Ended
	December 31,
	2013	2012
Balance, beginning of the period	$126,640	$22,303
Additions during period:
Acquisitions	255,149	88,653
Improvements, etc.	25,834	15,813
Dispositions during the period:	(1,474)	(129)
Balance, at close of period	$406,149	$126,640

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2013
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest

Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$1,058	$738	$—

Residential Kalamazoo, MI	Variable interest rate between 7.0 and 7.39%	12/30/2013	N/A	N/A	242	195	—

Residential Hermantown, MN	Fixed interest rate of 4%	5/17/2016	N/A	N/A	800	791	—
					$2,100	$1,724	$—

Year Ended
December 31, 2013
Balance, beginning of the period	$11,109
Interest Accretion	23
New loans	800
Reductions	(34)
Impairments	(24)
Foreclosures	(10,150)
Balance, end of the period	$1,724