Form 10-Q
period 2014-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2014-05-15
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 13, 2014, there were 67,738,650 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments:
Rental properties, net	$650,306	$390,373
Loans held for investment, net	1,746	1,724
Identified intangible assets, net	6,951	5,182
Assets of discontinued operations	—	88
	659,003	397,367

Cash	137,984	270,323
Restricted cash	3,432	4,456
Due from related parties	54	530
Tenant receivables, net	475	573
Deposits	241	141
Accounts receivable - other	39	—
Prepaid expenses and other assets	1,433	1,567
Deferred financing costs, net	4,606	3,602
Goodwill	7,031	—
Total assets	$814,298	$678,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$249,342	$111,811
Revolving credit facilities	37,041	37,041
Accounts payable	1,909	1,417
Accrued expenses and other liabilities	4,949	2,745
Accrued real estate taxes	2,776	2,117
Due to related parties, net	1,826	1,718
Tenant prepayments	796	615
Security deposits	2,446	1,826
Distribution payable	2,248	2,222
Total liabilities	303,333	161,512

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 67,554,712 and 66,725,241 shares issued, respectively; and 67,450,482 and 66,667,136 shares outstanding, respectively)	675	668
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	598,236	590,591
Accumulated other comprehensive (loss) income	(38)	20
Accumulated deficit	(99,038)	(74,233)
Total stockholders’ equity	499,836	517,047
Noncontrolling interest	11,129	—
Total equity	510,965	517,047
Total liabilities and stockholders’ equity	$814,298	$678,559

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:		(Remeasured)
Rental income	$20,669	$6,796
Gain on foreclosures	—	3,460
Interest income	515	54
Total revenues	21,184	10,310

Expenses:
Rental operating	12,027	4,608
Acquisition costs	2,500	686
Foreclosure costs	—	39
Management fees - related parties	2,109	777
General and administrative	2,294	912
Loss on disposal of assets	1,627	37
Depreciation and amortization expense	11,079	2,769
Total expenses	31,636	9,828
(Loss) income before other expenses	(10,452)	482

Other (expense) income:
Gain on forfeiture/redemption of stock	—	21
Interest expense	(2,739)	(125)
(Loss) income from continuing operations	(13,191)	378

Discontinued operations:
Income (loss) from discontinued operations	2	(578)
Net loss	(13,189)	(200)
Net income attributable to noncontrolling interest	(804)	—
Net loss attributable to stockholders	$(13,993)	$(200)

Other comprehensive loss:
Net loss	$(13,189)	$(200)
Designated derivatives, fair value adjustment	(58)	—
Comprehensive loss	$(13,247)	$(200)

Weighted average common shares outstanding	67,364	22,612

Basic and diluted (loss) income per common share:
Continuing operations	$(0.20)	$0.02
Discontinued operations	—	(0.03)
Net loss	$(0.20)	$(0.01)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047	$—	$517,047
Common stock issued through distribution reinvestment plan	496	4	—	—	4,708	—	—	4,712	—	4,712
Syndication costs	—	—	—	—	3	—	—	3	—	3
Distributions of common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(6,729)	(6,729)	—	(6,729)
Share redemptions	(46)	—	—	—	(396)	—	54	(342)	—	(342)
Designated derivatives, fair value adjustment	—	—	—	—	—	(58)	—	(58)	—	(58)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	17,237	17,237
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	(6,912)	(6,912)
Net loss	—	—	—	—	—	—	(13,993)	(13,993)	804	(13,189)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(804)	(804)	—	(804)
Balance at March 31, 2014	67,450	$675	50	$1	$598,236	$(38)	$(99,038)	$499,836	$11,129	$510,965

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
		(Remeasured)
Cash flows from operating activities:
Net loss	$(13,189)	$(200)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(2)	578
Gain on foreclosures	—	(3,460)
Loss on disposal of assets	1,627	37
Loss on property impairment	—	539
Depreciation and amortization	11,079	3,140
Amortization of deferred financing costs	188	59
Deferred offering costs	—	(500)
Accretion of discount and direct loan fees and costs	—	(9)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	1,024	100
Tenant receivables, net	98	(38)
Deposits	(100)	38
Prepaid expenses and other assets	569	362
Due to related parties, net	108	862
Accounts payable and accrued expenses	3,328	1,818
Tenant prepayments	135	3
Security deposits	414	7
Net cash provided by operating activities of continuing operations	5,279	3,336
Cash flows from investing activities:
Property acquisitions	(70,164)	(18,386)
Ownership acquisitions	(58,493)	—
Capital expenditures	(4,712)	(6,393)
Principal payments received on loans	(22)	9
Net cash used in investing activities of continuing operations	(133,391)	(24,770)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	54,541
Redemptions	(342)	—
Payment of deferred financing costs	(1,192)	—
Deferred offering costs	—	1,334
Principal payments on borrowings	(797)	(49)
Distributions paid on common stock	(1,989)	(1,062)
Syndication costs	3	(6,408)
Net cash (used in) provided by financing activities of continuing operations	(4,317)	48,356
Net cash (used in) provided by continuing operations	(132,429)	26,922

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	90	(1,433)
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	—
Net cash provided by (used in) discontinued operations	90	(1,433)
Net (decrease) increase in cash	(132,339)	25,489
Cash at beginning of period	270,323	29,336
Cash at end of period	$137,984	$54,825

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
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers. The private offering which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million, net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010 (see Note 15).
On June 16, 2010, the Company’s registration statement on Form S-11 (File No. 333-160463), registering a primary public offering of up to 75.0 million shares of common stock and a public offering pursuant to the Company’s distribution reinvestment plan of up to an additional 7.5 million shares of common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its public offering.  The Company is also offering shares pursuant to its distribution reinvestment plan at a purchase price equal to $9.50 per share.  The primary portion of the initial public offering closed on December 13, 2013. On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. The Advisor agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. The Advisor purchased 35,000 shares of common stock in 2011 for $315,000; 141,500 shares in 2012 for $1.3 million; and 84,056 shares in 2013 for $756,504. As of March 31, 2014, the Advisor had purchased 276,056 shares of common stock for an aggregate purchase price of $2.5 million.
As of December 13, 2013, the Company had raised aggregate gross offering proceeds of $645.8 million through its private and public offerings, which resulted in the issuance of 64,926,311 shares of common stock, including the 276,056 shares purchased by the Advisor. The Company issued 496,135 shares for $4.7 million pursuant to the distribution reinvestment plan since December 31, 2013.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2014 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	Williamsburg Parking Lot	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Jefferson Point	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Nicollet Ridge	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA

N/A - Not Applicable
(a) - Discontinued operations

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements also include the accounts of the Company and its majority-owned and/or controlled subsidiaries as follows:

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
PRIP 3700, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
PRIP 10637, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
PRIP 500, LLC ("Pinehurst")	97.5%	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	97.5%	Pheasant Run	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	97.5%	Retreat at Shawnee	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	49.0%	Hilltop Village	124	Kansas City, MO
PRIP 3383, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
PRIP Stone Ridge, LLC ("Stone Ridge")	68.5%	Stone Ridge	191	Columbia, SC
PRIP Coursey, LLC ("Evergreen at Coursey Place")	51.7%	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP Pines, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the three months ended March 31, 2013, the Company recorded a $539,000 impairment charge for one of its loans held for investment (Heatherwood Note). The Heatherwood Note impairment charge of $539,000 is reflected in income from discontinued operations, as the Company sold the Heatherwood Apartments in April 2013.
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
MARCH 31, 2014
(unaudited)

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
Goodwill

The Company records the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, during the fourth quarter of each calendar year, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.
Noncontrolling Interests

Noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net income (loss) includes the noncontrolling interests’ share of income (loss). All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary.
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
MARCH 31, 2014
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $40.3 million and $2 million for the 12 months periods ending March 31, 2015 and 2016, respectively, and none thereafter.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At March 31, 2014 and December 31, 2013 , there were allowances for uncollectible receivables of $19,000 and $86,000, respectively.
Deferred Offering Costs
Through March 31, 2014, the Advisor has advanced $4.6 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of March 31, 2014 and December 31, 2013, $4.6 million and $4.2 million, respectively, have been reimbursed to the Advisor.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of March 31, 2014 and December 31, 2013, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, $50,000 of the convertible shares (discussed in Note 15) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
Adoption of New Accounting Standard
The Company early adopted the following accounting standard during 2014 which had a material impact on its consolidated financial position, results of operations and cash flows:
Accounting Standards Issued But Not Yet Effective
In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company has early adopted this guidance and such guidance became effective for the Company during the three months ended March 31, 2014.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	March 31, 2014	December 31, 2013
Non-cash activities:
Property and intangibles received on foreclosure of loans held for investment	$—	$10,150
Financing provided for disposed property	—	800
Stock issued from distribution reinvestment plan	4,712	9,984
Stock distributions issued	3,333	8,221
Cash distributions on common stock declared but not yet paid	2,248	2,222
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	—	2,880
Debt assumed	138,327	—

Cash paid during the period for:
Interest	$1,778	$537

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$125,072	$62,859
Building and improvements	529,467	325,412
Furniture, fixtures and equipment	16,218	17,051
Construction in progress	1,679	827
	672,436	406,149
Less: accumulated depreciation	(22,130)	(15,776)
	$650,306	$390,373
Depreciation expense for the three months ended March 31, 2014 and 2013 was $5.9 million and $1.8 million, respectively.
NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note, the Heatherwood Note.  Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (see Note 8).   The face value of the performing notes as of both March 31, 2014 and December 31, 2013 was $1.9 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $287,000 and $292,000 at March 31, 2014 and December 31, 2013, respectively.
On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan to the purchaser of the Heatherwood Apartments on the same date.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Current	$1,551	89%	$1,529	89%

Delinquent:
30−89 days	—	—%	195	11%
90−180 days	195	11%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,746	100%	$1,724	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	March 31, 2014	December 31, 2013
Loans:
Performing	$1,551	$1,529
Nonperforming	195	195
Total	$1,746	$1,724

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Peterson Note	Trail Ridge Note	Heatherwood Note
Face value	$242	$1,058	$800
Maturity date	12/31/2013	10/28/2021	5/17/2016
Interest rate	7.4%	7.5%	4.0%
Average monthly payment	$3	$8	$11
The Peterson Note matured on December 31, 2011 with an unpaid balance of $238,000.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012 which expired on December 31, 2013.  The borrower did not pay the outstanding balance at the expiration of the forbearance period, which caused the borrower under the Peterson Note to be in default of such agreement. This forbearance agreement is considered a troubled debt restructuring.  On February 27, 2014, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. On April 6, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartments for $195,000 to an unaffiliated third party.
The Company has individually evaluated each loan for impairment and determined that, as of March 31, 2014, two loans were not impaired and the Peterson Note was impaired.  As of March 31, 2014, the Company recorded an impairment charge of approximately $24,000 on the Peterson Note.
There was a $24,000 allowance for credit losses as of March 31, 2014. There were no charge-offs for the three months ended March 31, 2014.
NOTE 6 – ACQUISITIONS, GOODWILL AND FORECLOSURES
Real Estate Investments
As of March 31, 2014, the Company owned interests in 35 properties, including 10 multifamily properties purchased on January 28, 2014 as part of the Paladin acquisition, discussed below. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company is in the process of obtaining appraisals in order to finalize the estimated valuations for the more recent acquisitions.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

The table below summarizes the Company's wholly-owned acquisitions and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (2)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Addison Place	Alpharetta, GA	3/28/2014	$70,500	(3)	$18,137	$51,843	$—	$521	$55	$(392)	$70,164
Nicollet Ridge	Burnsville, MN	12/20/2013	33,149		4,134	26,992	1,016	1,008	36	(107)	33,079
Terrace at River Oaks	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(63)	22,485
Jasmine at Holcomb Bridge	Alpharetta, GA	10/25/2013	25,050		7,582	16,023	587	859	37	(161)	24,927
Centennial	Littleton, CO	9/30/2013	30,600		5,702	23,609	198	1,090	24	(190)	30,433
Pinnacle	Westminster, CO	9/30/2013	24,250		2,923	20,301	97	928	20	(147)	24,122
Jefferson Point	Newport News, VA	9/9/2013	18,250		3,951	13,048	584	667	23	(59)	18,214
Brentdale	Plano, TX	7/25/2013	32,200		5,785	24,418	798	1,199	52	(317)	31,935
Nob Hill	Winter Park, FL	6/27/2013	10,100		2,512	6,459	523	606	50	(61)	10,089
Trailpoint at the Woodlands	Spring, TX	6/24/2013	27,200		3,785	22,014	697	704	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, AL	4/18/2013	8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013	11,750		1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013	6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield	Hermantown MN	3/21/2012	10,300	(4) (1)	1,660	11,110	500	423	1	(4)	13,690
The Alcove	Houston, TX	12/21/2012	5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012	14,425		1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012	2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012	2,050		1,000	2,609	30	123	14	(14)	3,762
Williamsburg Apartments	Cincinnati, OH	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts	Dayton, OH	5/13/2011	7,100	(5) (1)	160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Campus Club Apartments	Tampa, FL	10/21/2012	8,300	(6) (1)	1,650	6,250	200	435	—	—	8,535
Vista Apartment Homes	Philadelphia, PA	6/17/2011	12,000	(7) (1)	1,163	9,913	—	535	530	(141)	12,000
Arcadia at Westheimer	Houston, TX	9/3/2010	7,800	(8) (1)	943	6,599	—	258	—	—	7,800
107th Avenue	Omaha, NE	8/18/2010	225		25	196	—	4	—	—	225

(1)	The date of acquisition reflects the date the Company acquired the note secured by the property listed.

(2)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(3)
Asset valuations are based on preliminary valuations at the date of purchase. The Company is in the process of obtaining an appraisal to finalize the valuation. The Company has up to 12 months from the date of acquisition to finalize the valuation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

(4)
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

(6)
Campus Club Apartments originally served as collateral for a non-performing note that the Company purchased on October 21, 2011. On February 9, 2012, the Company was the successful bidder at a foreclosure sale and took title to the property on February 21, 2012.

(7)
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

Acquisitions
The Company acquired interests in 12 properties during the three months ended March 31, 2014. As of March 31, 2014, asset valuations are based on preliminary valuations at the date of purchase. In order to finalize the fair values of the acquired assets and liabilities, the Company is in the process of obtaining third-party appraisals for all of the properties acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. The preliminary valuation of Addison Place is included in the table above.
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
    On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contain more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which is eliminated in consolidation. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million, exclusive of transaction costs.
On March 6, 2014, the Company, through a wholly-owned subsidiary, sold its entire 47.65% membership interest in FPA/PRIP Governor Park, LLC ("Governor Park") to FPA Governor Park Associates, LLC for $456,000 pursuant to that certain assignment and assumption of membership interests agreement of even date. Governor Park owns two small office buildings in San Diego, California. The sale price approximated the fair value, therefore no gain or loss has been recognized.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

The estimated allocation of the purchase price for the interests in the other 10 joint ventures, which is expected to be completed by June 30, 2014, is included below:

Multifamily Community Name	City and State	Ownership %	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Net Assets (Liabilities)	Non-controlling interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	Louisville, KY	70.0%	$3,146	$21,838	$646	$25,630	$(17,419)	$(2,463)	$5,748	$366	6,114
Fieldstone	Woodlawn, OH	83.0%	3,089	18,980	854	22,923	(16,201)	(1,143)	5,579	328	5,907
Pinehurst	Kansas City, MO	97.5%	1,627	7,193	153	8,973	(4,510)	(112)	4,351	—	4,351
Pheasant Run	Lee's Summit, MO	97.5%	1,486	9,321	306	11,113	(6,711)	(110)	4,292	—	4,292
Retreat at Shawnee	Shawnee, KS	97.5%	2,363	16,126	659	19,148	(14,543)	(115)	4,490	—	4,490
Hilltop Village	Kansas City, MO	49.0%	715	3,241	264	4,220	(4,729)	260	(249)	60	(189)
Conifer Place	Norcross, GA	42.5%	10,798	24,176	1,139	36,113	(29,596)	(3,745)	2,772	3,986	6,758
Stone Ridge	Columbia, SC	68.5%	2,825	3,840	335	7,000	506	(2,364)	5,142	1,052	6,194
Evergreen at Coursey Place	Baton Rouge, LA	51.7%	9,470	33,209	705	43,384	(29,063)	(6,912)	7,409	620	8,029
Pines of York	Yorktown, VA	90.0%	8,773	11,231	800	20,804	(15,473)	(533)	4,798	—	4,798
			$44,292	$149,155	$5,861	$199,308	$(137,739)	$(17,237)	$44,332	$6,412	$50,744
Governor Park (sold March 6, 2014)		47.7%									456
Total purchase price											$51,200
On March 31, 2014, the Company purchased the remaining 48.3% ownership interest of its joint venture partner in ERES Coursey, LLC ("Coursey Place") for $7.5 million, bringing the Company's ownership percentage of Evergreen at Coursey Place to 100% from 51.7%. A summary of the transaction is below:

Purchase price excluding closing costs	$7,500

Noncontrolling interest assumed	6,912
Prepaid insurance	7
Goodwill	619
Transaction expenses	45
$7,583

Total goodwill for the Company is as follows:

Goodwill at date of acquisition	$6,412
Buyout of Coursey Place joint venture interest	619
Total goodwill	$7,031

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 7 - MEASUREMENT PERIOD ADJUSTMENTS
On January 22, 2013, the Company took title to Deerfield after foreclosing on the Deerfield Note, which was originally acquired by the Company for $10.3 million.
The measurement period for the above acquisition was finalized during the three months ended December 31, 2013. In completing the accounting for the acquisition of Deerfield, the Company determined that the fair value of the net assets acquired exceeded the fair value of the consideration paid for this acquisition. Accordingly, the Company retrospectively adjusted the provisional amounts with respect to the Deerfield acquisition that was recognized at the acquisition date to reflect new information from the completed third party appraisal report that, if known at the acquisition date, would have affected the measurement of the amounts recognized as of that date.  The final purchase price adjustment recorded during the measurement period resulted in a gain on foreclosure of $3.4 million on the Deerfield acquisition.  Those changes are reflected in the table below:
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
NOTE 8 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
The Company reported its property dispositions as discontinued operations under prior accounting guidance. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.  Included in discontinued operations for the three months ended March 31, 2014 and 2013 are the operating results of the two properties discussed below.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

The results of discontinued operations are summarized for the three months ended March 31, 2014 and 2013 as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$3	$806
Total revenues	3	806

Expenses:
Rental operating	1	646
General and administrative	—	58
Loss on property impairment	—	539
Depreciation and amortization expense	—	141
Total expenses	1	1,384
Income (loss) from discontinued operations	2	(578)

Weighted average common shares outstanding	67,364	22,612

Basic and diluted loss per common share	$—	$(0.03)
NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $23.0 million and $16.7 million as of March 31, 2014 and December 31, 2013, respectively, net of accumulated amortization of $16.1 million and $11.5 million, respectively.  The weighted-average remaining life of the rental leases is 10.0 months and 11.6 months as of March 31, 2014 and December 31, 2013, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three months ended March 31, 2014 was $4.6 million.
Expected amortization for the rental and antennae leases for the next five years ending March 31, and thereafter, is as follows (in thousands):

2015	$6,761
2016	19
2017	17
2018	16
2019	16
Thereafter	122
$6,951

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 10 – MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

	Balance Outstanding at March 31,	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Interest Expense
						Three Months Ended March 31,
Collateral	2014					2014	2013
Vista Apartment Homes	$8,794	5/1/2017	2.76%	(1)	$38	$61	$64
Cannery Lofts	8,190	9/1/2020	3.45%	(1)	24	71	N/A
Deerfield	10,530	11/1/2020	4.66%	(2)	41	123	N/A
Village Square	19,362	11/1/2023	5.02%	(1)	81	124	N/A
Ivy at Clear Creek	8,586	11/1/2023	5.02%	(1)	36	55	N/A
Centennial	23,161	1/1/2019	3.60%	(2)	101	209	N/A
Pinnacle	18,702	1/1/2019	3.60%	(2)	82	169	N/A
Terrace at River Oaks	14,259	1/1/2022	4.32%	(2)	69	154	N/A
Champion Farms	17,403	7/1/2016	6.14%	(2)	85	173	N/A
Fieldstone	15,979	7/1/2014	6.05%	(2)	137	167	N/A
Pinehurst	4,428	1/1/2016	5.58%	(2)	39	41	N/A
Pheasant Run	6,759	10/1/2017	5.95%	(2)	31	64	N/A
Retreat of Shawnee	14,333	2/1/2018	5.58%	(2)	99	129	N/A
Hilltop Village	4,505	12/1/2017	5.81%	(2)	33	42	N/A
Conifer Crossing	29,380	9/1/2015	5.96%	(2)	203	286	N/A
Coursey Place	29,313	8/1/2021	5.07%	(2)	154	247	N/A
Pines of York	15,658	12/1/2021	4.46%	(2)	80	121	N/A
	$249,342

(1)	Variable rate based on one-month LIBOR of 0.15175% (as of March 31, 2014).

(2)	Fixed rate.
Annual principal payments on the mortgage notes payable for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2015	$21,300
2016	5,871
2017	50,273
2018	26,886
2019	30,026
Thereafter	$114,986
$249,342
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 11 – REVOLVING CREDIT FACILITIES
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow under the Bank of America Credit Facility from $25 million to $50 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value of $102.0 million and are guaranteed by the Company.  The amount currently available to be borrowed is $45.5 million. The Company paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305. As of both March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $1.5 million under the Bank of America Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 3.0% (3.15% at March 31, 2014).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. The Company recorded interest expense of $8,000 for the three months ended March 31, 2014 in connection with its borrowings under the Bank of America Credit Facility.
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
The Company was in compliance with all such covenants at March 31, 2014.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility matures on December 20, 2018. As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $12.5 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.15% at March 31, 2014). The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000. The Company recorded interest expense of $68,000 for the three months ended March 31, 2014 in connection with its borrowings under the Jefferson Point Credit Facility.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $23.0 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.10% at March 31, 2014). The Company paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000. The Company recorded interest expense of $7,000 for the three months ended March 31, 2014 in connection with its borrowings under the Brentdale Credit Facility.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 12 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of March 31, 2014 and December 31, 2013 was approximately $550,000 and $419,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending March 31, and thereafter, are as follows (in thousands):

2015	$943
2016	930
2017	924
2018	560
2019	276
Thereafter	973
$4,606
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in each component of accumulated other comprehensive income for the three months ended March 31, 2014 (dollars in thousands):

Net unrealized gain (loss) on derivatives
January 1, 2014	$20
Unrealized loss on designated derivative	(58)
March 31, 2014	$(38)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $3.0 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.75% of the contract sales price. No properties were sold during the three months ended March 31, 2014 and 2013 and, therefore, no disposition fees were earned in either period.
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
MARCH 31, 2014
(unaudited)

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
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	March 31, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates	$54	$530

Payables to related parties:
Advisor:
Acquisition fees	$952	$—
Expense reimbursements	228	775

Resource Real Estate Opportunity Manager, LLC:
Property management fees	269	266
Operating expense reimbursements	362	500

Resource Securities, Inc.
Selling commissions and dealer manager fees	—	174

Other	15	3
	$1,826	$1,718

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

	Three Months Ended March 31,
	2014	2013
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees	$2,723	$555
Asset management fees	$1,250	$406
Organization and offering costs	$—	$103
Overhead allocation	$351	$101

Resource Real Estate Opportunity Manager LLC:
Property management fees	$696	$413
Construction management fees	$229	$—
Debt servicing fees	$—	$1

Resource Securities, Inc.:
Selling commissions and dealer manager fees	$—	$5,100

Other:
Ledgewood	$30	$31
Graphic Images	$33	$133
NOTE 15 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
As of March 31, 2014, the Company had issued an aggregate of 67,554,712 shares, net of redemptions, of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	62,485,461	622,000
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	1,657,758	16,000
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	67,554,712	$650,700
Convertible Stock
As of March 31, 2014 and December 31, 2013, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

(Back to Index)

(Back to Index)

Redemption of Securities
During the three months ended March 31, 2014, the Company redeemed its shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	—	—	—	(2)
February 2014	—	—	—	(2)
March 2014	46,237	$8.66	46,237	(2)

(1)	All redemptions of equity securities by the Company in the three months ended March 31, 2014 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended March 31, 2014.
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
Distributions
For the three months ended March 31, 2014, the Company paid aggregate distributions of $6.7 million, including $2.0 million of distributions paid in cash and $4.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.033	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.033	February 3, 2014	1,575	663	2,238
February 28, 2014	0.033	March 2, 2014	1,571	670	2,241
			$4,712	$1,989	$6,701
On February 4, 2014, the Company's Board of Directors declared cash distributions of $2.2 million ($0.3333 per common share) to stockholders of record as of the close of business on March 31, 2014, which distributions were paid on April 1, 2014.
Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $21.0 million as of March 31, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

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
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,746	$1,746	$1,724	$1,724

Mortgage notes payable	$(249,342)	$(248,393)	$(111,811)	$(110,413)

Revolving credit facilities	$(37,041)	$(37,041)	$(37,041)	$(37,041)
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
MARCH 31, 2014
(unaudited)

NOTE 17 – DERIVATIVES AND HEDGING ACTIVITIES
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year end December 31, 2013 such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives,which mature on November 1, 2018, that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Caps	2	$27,948

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2014 and December 31, 2013 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$232	Interest rate cap	$290	—	$—	—	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2014
(unaudited)

NOTE 18 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2014 were in compliance with the charter imposed limitation.
NOTE 19 – GAIN ON FORECLOSURE
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company's fair value of the property exceeded the carrying value of the Deerfield Note by $3.4 million. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $3.5 million during the three months ended March 31, 2013.
NOTE 20 – SUBSEQUENT EVENTS
On February 27, 2014, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. On April 6, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartment for $195,000 to an unaffiliated purchaser.
On May 5, 2014, the Company purchased a 142-unit multifamily community located in Plano, Texas from an unaffiliated seller for $15.0 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2013. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We have sought to acquire, a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans, (ii) real estate owned by financial institutions, (iii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”), and (iv) discounted investment-grade commercial mortgage-backed securities. However, we are not limited in the types of real estate and real estate-related assets in which we may invest and, accordingly, we may invest in other real estate assets either directly or together with a co-investor or joint venture partner. We currently anticipate holding approximately 45% of our total assets in categories (i) and (ii), and 55% of our total assets in category (iii). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent our Advisor presents us with investment opportunities that allow us to meet the requirements to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Internal Revenue code") and to maintain our exclusion from regulation as an investment company pursuant to the Investment Company Act, our portfolio composition may vary from what we have initially disclosed.
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
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of March 31, 2014, we owned interests in a total of 35 multifamily properties. In the three months ended March 31, 2014, we acquired interests in 12 multifamily properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
		(Remeasured)
Revenues:
Rental income	$20,669	$6,796
Gain on foreclosures	—	3,460
Interest income	515	54
Total revenues	21,184	10,310

Expenses:
Rental operating	12,027	4,608
Acquisition costs	2,500	686
Foreclosure costs	—	39
Management fees - related parties	2,109	777
General and administrative	2,294	912
Loss on disposal of assets	1,627	37
Depreciation and amortization expense	11,079	2,769
Total expenses	31,636	9,828
(Loss) income before other expenses	(10,452)	482

Other (expense) income:
Gain on forfeiture/redemption of stock	—	21
Interest expense	(2,739)	(125)
(Loss) income from continuing operations	(13,191)	378

Discontinued operations:
Income (loss) from discontinued operations	2	(578)

Net loss	(13,193)	(200)
Net income attributable to noncontrolling interest	(804)	—
Net loss attributable to stockholders	$(13,993)	$(200)
Revenues: During the three months ended March 31, 2014 and 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties we owned interests from 16 to 35 as compared to the three months ended March 31, 2013. During the three months ended March 31, 2013, we recorded a gain on foreclosure of $3.5 million for the excess of market value over carrying value at one foreclosed property.
Expenses.  Our rental operating expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses increased from $912,000 for the three months ended March 31, 2013 to $2.3 million for the three months ended March 31, 2014 primarily related to the following:

(Back to Index)

(Back to Index)

◦
General and administrative expenses increased at the property level from $533,000 for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014 due to the operation of 19 additional properties in which we acquired interests directly or through foreclosure subsequent to March 31, 2013, offset in part by the decrease in general and administrative expenses related to the disposition of two properties in 2013.

◦	Other company level general and administrative expenses increased, primarily related to a $228,000 increase in payroll expense allocated to us by our Advisor.

◦
Acquisition costs for the three months ended March 31, 2014 were $2.5 million (primarily related to the acquisition of interests in 12 properties with an aggregate purchase price of $121.7 million) as compared to acquisition costs of $686,000 for the three months ended March 31, 2013 (related to the acquisition of one loan and two properties with an aggregate purchase price of $18.6 million).

◦
The $2.6 million increase in interest expense is due to draw downs on our line of credit as well as the borrowings under seven additional mortgage loans into which we entered subsequent to March 31, 2013.

◦
The asset carrying value for one property, which was sold in April 2013, was determined to exceed its estimated fair value and, therefore, we recorded a $539,000 loss on impairment during the three months ended March 31, 2013, which is included in income (loss) from discontinued operations.

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
Capital Expenditures.
We deployed a total of $4.7 million during the three months ended March 31, 2014 for capital expenditures primarily related to unit rehabilitations, which included the following:

	Capital deployed during the three months ended
Property	March 31, 2014	Remaining capital budgeted
Jefferson Point	$1,070	$2,782
Nob Hill	783	$1,948
Village Square	481	$2,723
The Redford	441	$207
Ivy at Clear Creek	324	$798
All other properties	1,613
	$4,712
An estimated additional $13.3 million in capital is budgeted to be deployed over the next two years for improvements to the properties purchased during the three months ended March 31, 2014.
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

(Back to Index)

(Back to Index)

We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.
Gross offering proceeds.
As of March 31, 2014, an aggregate of 67,554,712 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,500
Shares issued through primary public offering	62,485,461	622,000
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	1,657,758	16,000
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	67,554,712	$650,700
Revolving Credit Facilities
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A., or Bank of America.  On May 23, 2013, we amended the Bank of America Credit Facility to increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, the Facility Amount. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $102.0 million and are guaranteed by us.  The amount currently available to be borrowed is $45.5 million. We paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,000. As of March 31, 2014, we had outstanding borrowings of $1.5 million under the Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of London Interbank Offered Rate ("LIBOR") plus 3.0% (3.15% at March 31, 2014).  We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. We recorded interest expense of $8,000 for the three months ended March 31, 2014 in connection with our borrowings under the Bank of America Credit Facility.
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
On December 20, 2013, through a wholly-owned subsidiary, entered into a secured revolving credit facility, or the Jefferson Point Credit Facility, with PNC Bank, National Association for $15.0 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility matures on December 20, 2018. As of March 31, 2014, we had outstanding borrowings of $12.5 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.15% at March 31, 2014). We paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000. We recorded interest expense of $68,000 for the three months ended March 31, 2014 in connection with borrowings under the Jefferson Point Credit Facility.

(Back to Index)

(Back to Index)

On December 27, 2013, through a wholly-owned subsidiary, we entered into a secured revolving credit facility, the Brentdale Credit Facility, with U.S. Bank National Association, or US Bank, for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. We provided a $6.5 million repayment guarantee. As of March 31, 2014, we had outstanding borrowings of $23.0 million under the Brentdale Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.10% at March 31, 2014). We paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000. We recorded interest expense of $7,000 for the three months ended March 31, 2014 in connection with our borrowings under the Brentdale Credit Facility.
Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands, except percentages):

	Balance Outstanding at March 31,	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Interest Expense
						Three Months Ended March 31,
Collateral	2014					2014	2013
Vista Apartment Homes	$8,794	5/1/2017	2.76%	(1)	$38	$61	$64
Cannery Lofts	8,190	9/1/2020	3.45%	(1)	24	71	N/A
Deerfield	10,530	11/1/2020	4.66%	(2)	41	123	N/A
Village Square	19,362	11/1/2023	5.02%	(1)	81	124	N/A
Ivy at Clear Creek	8,586	11/1/2023	5.02%	(1)	36	55	N/A
Centennial	23,161	1/1/2019	3.60%	(2)	101	209	N/A
Pinnacle	18,702	1/1/2019	3.60%	(2)	82	169	N/A
Terrace at River Oaks	14,259	1/1/2022	4.32%	(2)	69	154	N/A
Champion Farms	17,403	7/1/2016	6.14%	(2)	85	173	N/A
Fieldstone	15,979	7/1/2014	6.05%	(2)	137	167	N/A
Pinehurst	4,428	1/1/2016	5.58%	(2)	39	41	N/A
Pheasant Run	6,759	10/1/2017	5.95%	(2)	31	64	N/A
Retreat of Shawnee	14,333	2/1/2018	5.58%	(2)	99	129	N/A
Hilltop Village	4,505	12/1/2017	5.81%	(2)	33	42	N/A
Conifer Crossing	29,380	9/1/2015	5.96%	(2)	203	286	N/A
Coursey Place	29,313	8/1/2021	5.07%	(2)	154	247	N/A
Pines of York	15,658	12/1/2021	4.46%	(2)	80	121	N/A
	$249,342

(1)	Variable rate based on one-month LIBOR of 0.15175% (as of March 31, 2014).

(2)	Fixed rate.
At March 31, 2014, the weighted average interest rate of all our outstanding indebtedness was 4.58% .
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

(Back to Index)

(Back to Index)

Operating Properties
As of March 31, 2014, wholly-owned interests in multifamily properties are as follows:

Property	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club	64	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Nob Hill	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	Brentdale	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Jefferson Point	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Nicollet Ridge	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
		7,608

(Back to Index)

(Back to Index)

The consolidated financial statements also include our majority-owned and/or controlled joint venture interests as follows:

Property	Ownership %	Apartment Complex	Number of Units	Property Location
PRIP 3700, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
PRIP 10637, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
PRIP 500, LLC ("Pinehurst")	97.5%	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	97.5%	Pheasant Run	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	97.5%	Retreat at Shawnee	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	49.0%	Hilltop Village	124	Kansas City, MO
PRIP 3383, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
PRIP Stone Ridge, LLC ("Stone Ridge")	68.5%	Stone Ridge	191	Columbia, SC
PRIP Coursey, LLC ("Evergreen at Coursey Place")	51.7%	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP Pines, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
			2,513
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our initial public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement did not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  The primary portion of our initial public offering closed on December 13, 2013. As of December 31, 2013, we are no longer incurring organizational and offering costs. As of March 31, 2013, a total of $420,000 of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  We subsequently reimbursed our Advisor for these costs. As of March 31, 2014, we had directly paid for organization and offering costs totaling $6.7 million.
Operating Costs
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2014 did not exceed the charter imposed limitation.

(Back to Index)

(Back to Index)

Distributions
For the three months ended March 31, 2014, we paid aggregate distributions of $6.7 million, including $2.0 million of distributions paid in cash and $4.7 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows: (in thousands, except per share data)

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.033	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.033	February 3, 2014	1,575	663	2,238
February 28, 2014	0.033	March 2, 2014	1,571	670	2,241
			$4,712	$1,989	$6,701
On February 4, 2014, our Board of Directors declared cash distributions of $2.2 million ($0.33 per common share) to stockholders of record as of the close of business on March 31, 2014, which distributions were paid on April 1, 2014.
Since its formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, our accumulated deficit increased by $21.0 million as of March 31, 2014.
Our net loss attributable to common stockholders' for the three months ended March 31, 2014 was $14.0 million and net cash provided by operating activities of continuing operations was $5.3 million. For the three months ended March 31, 2014, 66.8% of our distributions was funded from net cash provided by operating activities of continuing operations and 33.2% of our distributions was funded from proceeds from debt financing. Our cumulative cash distributions and net loss from inception through March 31, 2014 were $23.3 million and $53.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the three months ended March 31, 2014 and 2013, respectively.
Stabilized assets during the three months ended March 31, 2014 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Village Square, Nob Hill, Brentdale, Centennial, Pinnacle, Jasmine at Holcomb Bridge, Addison Place, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village, Retreat at Shawnee, Pheasant Run, Pinehurst and Fieldstone. Unstabilized assets during the three months ended March 31, 2014 included: Mosaic, One Hundred Chevy Chase Apartments, Jefferson Point, Terrace at River Oaks, Nicollet Ridge and Champion Farms. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the three months ended March 31, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, Cityside Crossing, Town Park (which was sold in April 2013) and Heatherwood (which was sold in April 2013), Deerfield, One Hundred Chevy Chase Apartments and Ivy at Clear Creek. Unstabilized assets during the three months ended March 31, 2013 consisted of The Redford, Mosaic, The Reserve at Mt. Moriah and The Alcove. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
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

	Three Months Ended
	March 31,
	2014	2013
Net loss – GAAP	$(13,993)	$(200)
Gain on bargain purchase	—	(3,460)
Depreciation expense	6,467	1,784
FFO	(7,526)	(1,876)
Adjustments for straight-line rents	(228)	(64)
Amortization of intangible lease assets	4,612	985
Impairment charge	—	539
Acquisition costs	2,500	686
MFFO	(642)	270
AFFO	$(642)	$270

Basic and diluted loss per common share - GAAP	$(0.21)	$(0.01)
FFO per share	$(0.11)	$0.05
MFFO per share	$(0.01)	$0.02
AFFO per share	$(0.01)	$0.02

Weighted average shares outstanding	67,364	22,612

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	MFFO and	MFFO and		MFFO and	MFFO and
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total
Net income (loss) - GAAP	$(7,265)	$(6,728)	$(13,993)	$1,302	$(1,502)	$(200)
Gain on bargain purchase	—	—	—	—	(3,460)	(3,460)
Depreciation expense	5,457	1,010	6,467	1,284	500	1,784
FFO	(1,808)	(5,718)	(7,526)	2,586	(4,462)	(1,876)
Adjustments for straight-line rents	(228)	—	(228)	(64)	—	(64)
Amortization of intangible lease assets	3,936	676	4,612	709	276	985
Impairment charge	—	—	—	—	539	539
Acquisition costs	204	2,296	2,500	601	85	686
MFFO	2,104	(2,746)	(642)	3,832	(3,562)	270
AFFO	$2,104	$(2,746)	$(642)	$3,832	$(3,562)	$270
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On February 27, 2014, we were the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. On April 6, 2014, we sold our interest in the sheriff's deed for the Peterson Apartments for $195,000 to an unaffiliated purchaser.
On May 5, 2014, we purchased a 142-unit multifamily community located in Plano, Texas from an unaffiliated seller for $15 million.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2014 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Use of Proceeds of Registered Securities
On June 16, 2010, our registration statement on Form S-11 (File No. 333-160463) was declared effective under the Securities Act.  We offered a maximum of 75,000,000 shares in our primary offering at an aggregate offering price of up to $750.0 million, or $10.00 per share with discounts available to certain categories of purchasers.  Additionally, we continue to offer up to 7,500,000 shares under our distribution reinvestment plan at an aggregate offering price of $71.25 million, or $9.50 per share.  Resource Securities was the dealer manager of our offering.  The primary offering closed on December 13, 2013, at which time we sold 62,485,502 shares of our common stock pursuant to our public offering, which generated gross offering proceeds of approximately $622.1 million. In addition, as of March 31, 2014, 1,657,758 shares had been purchased under our distribution reinvestment plan, which generated additional gross offering proceeds of approximately $16.0 million.
From the commencement of the public offering through March 31, 2014, we incurred selling commissions, dealer manager fees, other underwriting compensation and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to Resource Securities, Inc., which then reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our Advisor and Resource Securities, Inc. for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense	Amount

Selling commissions and dealer manager fees	$61,219,304
Other organization and offering costs (excluding underwriting compensation)	10,871,866
Total expenses	$72,091,170
From the commencement of the initial public offering through March 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $573.8 million. As of March 31, 2014, we have

(Back to Index)

(Back to Index)

used the net proceeds from our initial public offering to acquire approximately $343.5 million in real estate and real estate-related investments and to fund $4.7 million of capital expenditure projects to improve certain of our investments.  Of the amount used for the purchase of these investments, approximately $10.5 million was paid to our Advisor in the form of acquisition and advisory fees and acquisition expense reimbursements.
Redemption of Securities
During the three months ended March 31, 2014, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	—	—	—	(2)
February 2014	—	—	—	(2)
March 2014	46,237	$8.66	46,237	(2)

(1)    All redemptions of equity securities in the three months ended March 31, 2014 were made pursuant to our share redemption program.
(2)    The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.
(3)    We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended March 31, 2014.
We will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. Our board of directors will determine at least quarterly whether it has sufficient excess cash to redeem shares. Generally, the cash available for redemptions will be limited to proceeds from our distribution reinvestment plan plus, if we have positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
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

10.1	Agreement of Sale and Purchase by and between Resource Real Estate Opportunity OP, LP and Addison Place Apartment Manager, LLC and Addison Place Townhomes, LLC, dated February 24, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 15, 2014	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)