Form 10-Q
period 2014-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2014-08-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 12, 2014, there were 68,196,824 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments:
Rental properties, net	$744,340	$390,373
Loans held for investment, net	1,461	1,724
Identified intangible assets, net	4,135	5,182
Assets of discontinued operations	—	88
	749,936	397,367

Cash	182,498	270,323
Restricted cash	5,091	4,456
Due from related parties	1,585	530
Tenant receivables, net	740	573
Deposits	186	141
Accounts receivable - other	10	—
Prepaid expenses and other assets	3,507	1,567
Deferred financing costs, net	5,800	3,602
Goodwill	1,849	—
Total assets	$951,202	$678,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$358,917	$111,811
Revolving credit facilities	75,586	37,041
Accounts payable	6,555	1,417
Accrued expenses and other liabilities	1,389	2,745
Accrued real estate taxes	4,598	2,117
Due to related parties	1,539	1,718
Tenant prepayments	947	615
Security deposits	2,554	1,826
Distribution payable	2,263	2,222
Total liabilities	454,348	161,512

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 68,052,380 and 66,725,241 shares issued, respectively; and 67,881,990 and 66,667,136 shares outstanding, respectively)	679	668
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	602,269	590,591
Accumulated other comprehensive (loss) income	(187)	20
Accumulated deficit	(116,277)	(74,233)
Total stockholders’ equity	486,485	517,047
Noncontrolling interests	10,369	—
Total equity	496,854	517,047
Total liabilities and stockholders’ equity	$951,202	$678,559

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
				(Remeasured)
Revenues:
Rental income	$24,910	$8,513	$45,579	$15,309
Gain on foreclosures	—	—	—	3,460
Interest income	(294)	61	221	115
Total revenues	24,616	8,574	45,800	18,884

Expenses:
Rental operating	13,280	5,267	25,307	9,875
Acquisition costs	4,035	1,832	6,535	2,518
Foreclosure costs	—	10	—	49
Management fees	2,838	869	4,947	1,646
General and administrative	3,478	1,655	5,772	2,567
Loss (gains) on disposal of assets	21	(1)	1,648	36
Depreciation and amortization expense	13,820	3,115	24,899	5,884
Total expenses	37,472	12,747	69,108	22,575
Loss before other expenses	(12,856)	(4,173)	(23,308)	(3,691)

Other (expense) income:
Net gain on dispositions	2,541	—	2,541	—
Gain on forfeiture/redemption of stock	—	1	—	22
Interest expense	(3,157)	(122)	(5,896)	(247)
Loss from continuing operations	(13,472)	(4,294)	(26,663)	(3,916)

Discontinued operations:
(Loss) income from discontinued operations	—	(96)	2	(674)
Net gain on dispositions	—	3,173	—	3,173
Income from discontinued operations, net	—	3,077	2	2,499
Net loss	(13,472)	(1,217)	(26,661)	(1,417)
Net loss attributable to noncontrolling interests	2,214	—	1,410	—
Net loss attributable to stockholders	$(11,258)	$(1,217)	$(25,251)	$(1,417)

Amounts attributable to stockholders
Loss from continuing operations	$(11,258)	$(4,294)	$(25,253)	$(3,916)
Discontinued operations	—	3,077	2	2,499
Net loss attributable to stockholders	$(11,258)	$(1,217)	$(25,251)	$(1,417)

Net loss	$(13,472)	$(1,217)	$(26,661)	$(1,417)
Other comprehensive loss:
Designated derivatives, fair value adjustment	(149)	—	(207)	—
Comprehensive loss	(13,621)	(1,217)	(26,868)	(1,417)
Comprehensive loss attributable to noncontrolling interests	2,214	—	1,410	—
Total comprehensive loss attributable to stockholders	$(11,407)	$(1,217)	$(25,458)	$(1,417)

Weighted average common shares outstanding	67,749	32,408	67,558	28,894

Basic and diluted (loss) income per common share:
Continuing operations	$(0.17)	$(0.13)	$(0.37)	$(0.14)
Discontinued operations	—	0.09	—	0.09
Net loss	$(0.17)	$(0.04)	$(0.37)	$(0.05)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047	$—	$517,047
Common stock issued through distribution reinvestment plan	994	9	—	—	9,431	—	—	9,440	—	9,440
Syndication costs	—	—	—	—	34	—	—	34	—	34
Distributions of common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(13,503)	(13,503)	—	(13,503)
Share redemptions	(112)	(1)	—	—	(1,117)	—	43	(1,075)	—	(1,075)
Designated derivatives, fair value adjustment	—	—	—	—	—	(207)	—	(207)	—	(207)
Noncontrolling interests retained in the Paladin merger	—	—	—	—	—	—	—	—	18,691	18,691
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	(6,912)	(6,912)
Net loss	—	—	—	—	—	—	(25,251)	(25,251)	(1,410)	(26,661)
Balance at June 30, 2014	67,882	$679	50	$1	$602,269	$(187)	$(116,277)	$486,485	$10,369	$496,854

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2014	2013
		(Remeasured)
Cash flows from operating activities:
Net loss	$(26,661)	$(1,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(2)	(2,499)
Gain on foreclosures	—	(3,460)
Loss on disposal of assets	1,648	36
Net gain on dispositions	(2,541)	—
Depreciation and amortization	24,899	5,884
Amortization of deferred financing costs	566	111
Deferred offering costs	—	(500)
Accretion of discount and direct loan fees and costs	—	(9)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(482)	86
Tenant receivables, net	(167)	(612)
Deposits	(113)	256
Prepaid expenses and other assets	(1,488)	(1,168)
Due to related parties, net	(1,764)	675
Accounts payable and accrued expenses	5,956	2,020
Tenant prepayments	300	(26)
Security deposits	388	70
Net cash provided by (used in) operating activities of continuing operations	539	(553)
Cash flows from investing activities:
Proceeds from disposal of properties, net closing costs	10,070	10,043
Property acquisitions	(169,146)	(63,958)
Ownership acquisitions	(56,115)	—
Capital expenditures	(17,208)	(13,319)
Principal payments received on loans	195	12
Net cash used in investing activities of continuing operations	(232,204)	(67,222)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	128,330
Redemptions	(1,075)	—
Payment of deferred financing costs	(2,770)	(247)
Deferred offering costs	—	2,457
Increase in borrowings	159,874	—
Principal payments on borrowings	(8,291)	(98)
Distributions paid on common stock	(4,022)	(1,922)
Syndication costs	34	(15,260)
Net cash provided by financing activities of continuing operations	143,750	113,260
Net cash (used in) provided by continuing operations	(87,915)	45,485

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2014	2013
		(Remeasured)
Cash flows from discontinued operations:
Net cash provided by operating activities	90	98
Net cash provided by discontinued operations	90	98
Net (decrease) increase in cash	(87,825)	45,583
Cash at beginning of period	270,323	29,336
Cash at end of period	$182,498	$74,919

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, manages the day-to-day operations of the Company.
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million from the issuance of 64,926,311 shares of common stock, including 276,056 shares purchased by the Advisor. The Company additionally issued 993,803 shares for $9.4 million pursuant to its distribution reinvestment plan since December 31, 2013. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club (b)	N/A	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (c)	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (d)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (d)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	N/A (d)	N/A	N/A
PRIP 1102, LLC ("Pheasant Run")	N/A (d)	N/A	N/A
PRIP 11128, LLC ("Retreat at Shawnee")	N/A (d)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	N/A (d)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (d)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (d)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	N/A (d)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	N/A (d)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Berkeley Run	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Berkeley Trace	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Merrywood	228	Katy, TX

N/A - Not Applicable
(a) - Discontinued operations

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

(b) - Sold in 2014
(c) - Subsidiary holds a portion of the Williamsburg parking lot
(d) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. Noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net income (loss) includes the noncontrolling interests’ share of income (loss). All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements include the accounts of the Company's majority-owned and/or controlled subsidiaries as follows:

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
KC Pinehurst Associates, LLC ("Pinehurst")	97.5%	Pinehurst	146	Kansas City, MO
KC Pheasant Associates, LLC ("Pheasant Run")	97.5%	Pheasant Run	160	Lee's Summit, MO
KC Retreat Associates, LLC ("Retreat at Shawnee")	97.5%	Retreat at Shawnee	342	Shawnee, KS
Parkhill Partners I, LLC ("Hilltop Village")	49.0%	Hilltop Village	124	Kansas City, MO
FPA/PRIP Conifer, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC ("Stone Ridge")	68.5%	Stone Ridge	191	Columbia, SC
FP-1, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
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
JUNE 30, 2014
(unaudited)

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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the six months ended June 30, 2013, the Company recorded a $539,000 impairment charge for one of its loans held for investment (see Note 8 regarding the Heatherwood Note). There were no impairment charges during the three and six months ended June 30, 2014 or during the three months ended June 30, 2013. The impairment charge is reflected in Income from Discontinued Operations, as the Company sold the Heatherwood Apartments in April 2013.
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
JUNE 30, 2014
(unaudited)

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
Goodwill

The Company records the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
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
The future minimum rental payments to be received from noncancelable operating leases are $45.0 million and $344,000 for the 12 months periods ending June 30, 2015 and 2016, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At June 30, 2014 and December 31, 2013, there were allowances for uncollectible receivables of $30,000 and $86,000, respectively.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of June 30, 2014 and December 31, 2013, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, 50,000 of the convertible shares (discussed in Note 15) are not included in the diluted earnings per share calculations as their effect would be anti-dilutive.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Adoption of New Accounting Standard
The Company early adopted the following accounting standard during 2014 which had a material impact on its consolidated financial position, results of operations and cash flows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. The Company has early adopted this guidance and such guidance became effective for the Company as of January 1, 2014.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Non-cash financing and investing activities:
Property and intangibles received on foreclosure of loans held for investment	$—	$10,150
Financing provided for disposed property	—	800
Mortgage refinancing	16,000	—
Stock issued from the distribution reinvestment plan	9,441	3,580
Stock distributions issued	3,333	3,798
Cash distributions on common stock declared but not yet paid	2,263	1,183
Investor contributions held in escrow which have converted to common stock	—	2,242
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	505	—
Debt assumed	138,327	—

Cash paid during the period for:
Interest	$4,598	$140
NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$108,972	$62,859
Building and improvements	638,799	325,412
Furniture, fixtures and equipment	23,261	17,051
Construction in progress	2,594	827
	773,626	406,149
Less: accumulated depreciation	(29,286)	(15,776)
	$744,340	$390,373

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

Depreciation expense for the three and six months ended June 30, 2014 was $7.8 million and $14.3 million, respectively. Deprecation expense for the three and six months ended June 30, 2013 was $2.1 million and $4.0 million, respectively.
NOTE 5 − LOANS HELD FOR INVESTMENT, NET
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes and two performing promissory notes (the “Notes”), each of which was secured by a first priority mortgage on the respective multifamily rental apartment communities.  The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.  On August 2, 2011, the borrower of one of the non-performing promissory notes entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.  On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the second non-performing note, the Heatherwood Note.  Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (see Note 8).   The face value of the performing notes as of both June 30, 2014 and December 31, 2013 was $1.9 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $280,000 and $292,000 at June 30, 2014 and December 31, 2013, respectively.
On December 31, 2011, the Peterson Note matured with an unpaid balance of $238,000.  Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012 which expired on December 31, 2013.  The borrower did not pay the outstanding balance at the expiration of the forbearance period, which caused the borrower under the Peterson Note to be in default of such agreement. This forbearance agreement was considered a troubled debt restructuring.  On February 27, 2014, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. On April 6, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartments for $195,000.
On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan to the purchaser of the Heatherwood Apartments on the same date.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Current	$1,461	100%	$1,529	89%

Delinquent:
30−89 days	—	—%	195	11%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,461	100%	$1,724	100%

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

The following table provides information about the credit quality of the Company’s loans held for investment, net (in thousands):

	June 30, 2014	December 31, 2013
Loans:
Performing	$1,461	$1,529
Nonperforming	—	195
Total	$1,461	$1,724
The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Trail Ridge Note	Heatherwood Note
Face value	$1,058	$800
Maturity date	10/28/2021	5/17/2016
Interest rate	7.5%	4.0%
Average monthly payment	$8	$11
The Company has individually evaluated each loan for impairment and determined that, as of June 30, 2014, the two loans held for investment were not impaired.
There were no charge-offs for the six months ended June 30, 2014.
NOTE 6 – ACQUISITIONS, GOODWILL AND FORECLOSURES
Real Estate Investments
As of June 30, 2014, the Company owned interests in 38 properties, including 10 multifamily properties purchased on January 28, 2014 as part of the Paladin acquisition, discussed below. The Company recognized goodwill as the excess of purchase price over the fair value of the property acquired. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions.
The table below summarizes the Company's wholly-owned acquisitions and the respective fair values assigned (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (2)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Merrywood	Katy, TX	6/26/2014	$32,300	(3)	$5,579	$26,033	$—	$688	$62	$(377)	$31,985
Berkeley Trace	Atlanta, GA	5/19/2014	22,250		4,002	17,600	194	453	25	(110)	22,164
Berkeley Run	Atlanta, GA	5/19/2014	29,500		4,723	23,969	219	588	32	(156)	29,375
Chisolm Place	Plano, TX	5/5/2014	15,000		1,981	12,383	198	438	36	(31)	15,005
Evergreen at Coursey	Baton Rouge, LA	3/31/2014	15,613	(8)	3,430	38,041	530	1,080	680	(28,799)	14,962
Addison Place	Alpharetta, GA	3/28/2014	70,500		6,353	62,249	509	1,389	55	(392)	70,163
Meridian Pointe	Burnsville, MN	12/20/2013	33,149		4,134	26,992	1,016	1,008	36	(107)	33,079
Terrace at River Oaks	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(63)	22,485
Jasmine at Holcomb Bridge	Alpharetta, GA	10/25/2013	25,050		7,582	16,023	587	859	37	(161)	24,927
Centennial	Littleton, CO	9/30/2013	30,600		5,702	23,609	198	1,090	24	(190)	30,433
Pinnacle	Westminster, CO	9/30/2013	24,250		2,923	20,301	97	928	20	(147)	24,122
Tech Center Square	Newport News, VA	9/9/2013	18,250		3,951	13,048	584	667	23	(59)	18,214
Brentdale	Plano, TX	7/25/2013	32,200		5,785	24,418	798	1,199	52	(317)	31,935
Affinity at Winter Park	Winter Park, FL	6/27/2013	10,100		2,512	6,459	523	606	50	(61)	10,089
Trailpoint at the Woodlands	Houston, TX	6/24/2013	27,200		3,785	22,014	697	704	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, AL	4/18/2013	8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013	11,750		1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013	6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield (1)	Hermantown MN	3/21/2012	10,300	(4)	1,660	11,110	500	423	1	(4)	13,690
The Alcove	Houston, TX	12/21/2012	5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012	14,425		1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012	2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012	2,050		1,000	2,609	30	123	14	(14)	3,762
Williamsburg Apartments	Cincinnati, OH	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025
Cannery Lofts (1)	Dayton, OH	5/13/2011	7,100	(5)	160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Vista Apartment Homes (1)	Philadelphia, PA	6/17/2011	12,000	(6)	1,163	9,913	—	535	530	(141)	12,000
Arcadia at Westheimer (1)	Houston, TX	9/3/2010	7,800	(7)	943	6,599	—	258	—	—	7,800
107th Avenue	Omaha, NE	8/18/2010	225		25	196	—	4	—	—	225

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

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

(8)
The Company originally acquired a 51.7% interest in the joint venture that owned Evergreen at Coursey. On March 31, 2014, the Company purchased the remaining 48.3% ownership interest of its joint venture partner, bringing the Company's ownership percentage to 100.0%.

Acquisitions
The Company acquired interests in 16 properties during the six months ended June 30, 2014 including the 10 joint venture interests comprising the Paladin acquisition. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals for all of the properties acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of June 30, 2014.
Paladin Acquisition
On July 18, 2013, Resource Real Estate Opportunity OP, LP (the “Operating Partnership”), the operating partnership of the Company, entered into an Agreement and Plan of Merger with RRE Charlemagne Holdings, LLC, a wholly-owned subsidiary of the Operating Partnership (“Merger Sub”), Paladin Realty Income Properties, Inc. (“Paladin”), and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner was Paladin, pursuant to which Paladin OP was to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of the Operating Partnership.
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which is eliminated in consolidation. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million, exclusive of transaction costs.
On March 6, 2014, the Company, through a wholly-owned subsidiary, sold its 47.65% membership interest in one of the Paladin joint ventures, FPA/PRIP Governor Park, LLC ("Governor Park"), to FPA Governor Park Associates, LLC for $456,000. The sale price approximated the fair value, therefore no gain or loss was recognized on the transaction.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

The allocation of the purchase price for the interests in the 10 Paladin joint ventures, which was completed during the six months ended June 30, 2014, is included below (in thousands):

Multifamily Community Name	City and State	Ownership % at Date of Acquisition	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Net Assets (Liabilities)	Non-controlling interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	Louisville, KY	70.0%	$3,168	$23,464	$579	$27,211	$(16,440)	$(3,231)	$7,540	$184	$7,724
Fieldstone	Woodlawn, OH	83.0%	1,420	18,472	648	20,540	(15,801)	(806)	3,933	140	4,073
Pinehurst	Kansas City, MO	97.5%	1,250	8,241	290	9,781	(4,219)	(139)	5,423	67	5,490
Pheasant Run	Lee's Summit, MO	97.5%	800	10,798	317	11,915	(6,100)	(145)	5,670	82	5,752
Retreat at Shawnee	Shawnee, KS	97.5%	3,200	14,550	608	18,358	(13,412)	(124)	4,822	126	4,948
Hilltop Village	Kansas City, MO	49.0%	800	4,289	195	5,284	(4,366)	(468)	450	36	486
Conifer Place	Norcross, GA	42.5%	5,040	28,712	1,007	34,759	(28,202)	(3,768)	2,789	235	3,024
Stone Ridge	Columbia, SC	68.5%	1,300	4,612	326	6,238	807	(2,218)	4,827	44	4,871
Evergreen at Coursey Place	Baton Rouge, LA	51.7%	3,430	38,041	1,080	42,551	(27,587)	(7,223)	7,741	288	8,029
Pines of York	Yorktown, VA	90.0%	4,464	16,340	715	21,519	(14,629)	(689)	6,201	146	6,347
			$24,872	$167,519	$5,765	$198,156	$(129,949)	$(18,811)	$49,396	$1,348	$50,744
Governor Park (sold March 6, 2014)		47.7%									456
Total purchase price											$51,200
On March 31, 2014, the Company purchased the remaining 48.3% ownership interest in Evergreen at Coursey Place ("Coursey Place") from its joint venture partner for $7.5 million. A summary of the transaction is as follows (in thousands):

Noncontrolling interest assumed	$7,223
Losses attributable to noncontrolling interest	(191)
Prepaid insurance	7
Goodwill	501
Transaction expenses	45
$7,585

Total goodwill recorded by the Company related to the Paladin acquisition is as follows (in thousands):

Amount of goodwill recorded at date of Paladin acquistion	$1,348
Buyout of Coursey Place noncontrolling interest	501
Total goodwill	$1,849

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 7 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. The measurement period adjustment for the Deerfield acquisition was finalized during the three months ended December 31, 2013. For the Paladin and Addison acquisitions, which were completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended June 30, 2014.
On January 22, 2013, the Company took title to Deerfield after foreclosing on the Deerfield Note, which was originally acquired by the Company for $10.3 million.
In completing the accounting for the acquisition of Deerfield, the Company determined that the fair value of the net assets acquired exceeded the fair value of the consideration paid for this acquisition. Accordingly, the Company retrospectively adjusted the provisional amounts with respect to the Deerfield acquisition that was recognized at the acquisition date to reflect new information from the completed third party appraisal report that, if known at the acquisition date, would have affected the measurement of the amounts recognized as of that date.  The final purchase price adjustment recorded during the measurement period resulted in a gain on foreclosure of $3.4 million on the Deerfield acquisition.  Those changes are reflected in the table below (in thousands):
Deerfield

	January 22, 2013 (As initially reported)	Measurement period adjustment	January 22, 2013 (As adjusted)
Land	$1,028	$632	$1,660
Building	8,592	2,518	11,110
Personal property	—	500	500
Intangible assets	680	(257)	423
Identifiable net assets	10,300	3,393	13,693
Gain on foreclosure	—	(3,393)	—
Total net identifiable net assets	$10,300	$—	$13,693
Changes in the Paladin and Addison acquisitions are reflected in the tables below (in thousands):
Paladin

	January 28, 2014 (As initially reported)	Measurement period adjustment (1)	June 30, 2014 (As adjusted)
Land	$44,292	$(19,418)	$24,874
Building	149,155	18,362	167,517
Personal property	—	3,530	3,530
Intangible assets	5,861	(96)	5,765
Goodwill	6,412	(5,064)	1,348
Other net assets (liabilities)	(137,739)	4,260	(133,479)
Total net identifiable net assets	67,981	1,574	69,555

(1)	Remaining balance ($1.6 million) of measurement period adjustments adjusted the noncontrolling interest balance.

The results of operations for the three and six months ended June 30, 2014 include an additional $867,000 of depreciation and amortization that would have been included in the three months ended March 31, 2014 had the final appraisals for the Paladin properties been received and recorded during that period.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

Addison Place

	March 31, 2014 (As initially reported)	Measurement period adjustment	June 30, 2014 (As adjusted)
Land	$18,137	$(11,784)	$6,353
Building	51,843	10,406	62,249
Personal property	—	509	509
Intangible assets	520	869	1,389
Total net identifiable net assets	$70,500	$—	$70,500
NOTE 8 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
The Company reported its property dispositions as discontinued operations under prior accounting guidance. Assuming no significant continuing involvement by the Company after the sale, the sale of property is considered a discontinued operation.  Included in discontinued operations for the three and six months ended June 30, 2014 and 2013 are the operating results of the Heatherwood Apartments and the Town Park Apartments, both discussed below.
      The Company sold the Heatherwood Apartments, which was originally obtained through foreclosure, for $1.0 million on April 18, 2013 and recognized a loss on disposition of $31,000. The Company provided the purchaser with financing for $800,000 and the purchaser paid cash of $200,000 in connection with the disposition.
The Company sold the Town Park Apartments on April 30, 2013 for $10.3 million and recognized a gain of approximately $3.2 million on disposition.
The Company sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.5 million on the disposition. In accordance with new accounting guidance for discontinued operations (see Note 2), the Company included the gain in loss from continuing operations on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014.
    The results of discontinued operations are summarized for the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$275	$3	$1,081
Total revenues	—	275	3	1,081

Expenses:
Rental operating	—	185	1	788
Management fees	—	19	—	62
General and administrative	—	167	—	225
Loss on property impairment	—	—	—	539
Depreciation and amortization expense	—	—	—	141
Total expenses	—	371	1	1,755
(Loss) income from discontinued operations	—	(96)	2	(674)
Net gain on dispositions	—	3,173	—	3,173
Income from discontinued operations	$—	$3,077	$2	$2,499

Weighted average common shares outstanding	67,749	32,408	67,558	28,894

Basic and diluted income per common share	$—	$0.09	$—	$0.09

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $26.2 million and $16.7 million as of June 30, 2014 and December 31, 2013, respectively, net of accumulated amortization of $22.1 million and $11.5 million, respectively.  The weighted-average remaining life of the existing rental leases was 8.2 months and 11.6 months as of June 30, 2014 and December 31, 2013, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three and six months ended June 30, 2014 was $6.0 million and $10.6 million, respectively. Amortization of the rental and antennae leases for the three and six months ended June 30, 2013 was $1.0 million and $1.9 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending June 30, and thereafter, is as follows (in thousands):

2015	$3,949
2016	19
2017	17
2018	16
2019	16
Thereafter	118
$4,135
NOTE 10 – MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

	Balance Outstanding at	Maturity Date	Annual Interest Rate			Interest Expense (3)
					Average Monthly Debt Service	Six Months Ended June 30,
Collateral	June 30, 2014 (4)					2014	2013
Jasmine at Holcomb Bridge	$20,298	6/1/2024	1.95%	(1)	$106	$5	N/A
Berkeley Trace	14,322	7/1/2044	3.42%	(2)	63	5	N/A
Berkeley Run	18,147	7/1/2044	3.42%	(2)	79	7	N/A
Addison Place	50,000	5/1/2020	3.38%	(2)	191	19	N/A
Chisholm Place	11,587	4/1/2023	2.66%	(1)	41	22	N/A
Vista Apartment Homes	8,744	5/1/2017	2.76%	(1)	38	122	$66
Cannery Lofts	8,190	9/1/2020	3.45%	(1)	34	142	N/A
Deerfield	10,530	11/1/2020	4.66%	(2)	51	247	N/A
Trailpoint at the Woodlands	19,362	11/1/2023	5.02%	(1)	100	250	N/A
Ivy at Clear Creek	8,586	11/1/2023	5.02%	(1)	44	111	N/A
Centennial	23,057	1/1/2019	3.60%	(2)	106	419	N/A
Pinnacle	18,618	1/1/2019	3.60%	(2)	85	338	N/A
Terrace at River Oaks	14,204	1/1/2022	4.32%	(2)	71	310	N/A
Champion Farms	16,724	7/1/2016	6.14%	(2)	85	427	N/A
Fieldstone	16,000	5/1/2016	2.40%	(1)	70	411	N/A
Pinehurst	4,320	1/1/2017	5.58%	(2)	39	81	N/A
Pheasant Run	6,452	10/1/2018	5.95%	(2)	31	158	N/A
Retreat of Shawnee	13,683	2/1/2019	5.58%	(2)	99	318	N/A
Hilltop Village	4,315	12/1/2018	5.81%	(2)	33	82	N/A
Conifer Crossing	28,261	9/1/2016	5.96%	(2)	203	704	N/A
Coursey Place	28,330	8/1/2021	5.07%	(2)	154	608	N/A
Pines of York	15,187	12/1/2021	4.46%	(2)	80	297	N/A
	$358,917

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

(1)	Variable rate based on one-month LIBOR of 0.15% (as of June 30, 2014).

(2)	Fixed rate.

(3)	Excludes the amortization of the premium related to the Paladin fair value adjustments which is amortized to interest expense over the term of the related debt.

(4)	Includes $1.3 million fair value premium related to the Paladin debt assumed.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments for the debt secured by the properties included in the Paladin acquisition, for each of the next five years ending June 30, and thereafter, are as follows (in thousands):

2015	$3,980
2016	39,689
2017	40,098
2018	21,157
2019	49,511
Thereafter	203,168
$357,603
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to Addison by July 1, 2018.
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2013, the property must maintain a certain level of debt service coverage.
NOTE 11 – REVOLVING CREDIT FACILITIES
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow under the Bank of America Credit Facility from $25.0 million to $50.0 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value of $102.0 million and are guaranteed by the Company.  The amount currently available to be borrowed is $7.0 million. The Company paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $40.1 million and $1.5 million under the Bank of America Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 3.0% (3.15% at June 30, 2014).  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. The Company recorded interest expense of $27,000 and $35,000 for the three and six months ended June 30, 2014, respectively, in connection with its borrowings under the Bank of America Credit Facility.
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
JUNE 30, 2014
(unaudited)

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
The Company was in compliance with all such covenants at June 30, 2014.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility matures on December 20, 2018. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $12.5 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.15% at June 30, 2014). The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000. The Company recorded interest expense of $68,000 and $135,000 for the three and six months ended June 30, 2014, respectively, in connection with its borrowings under the Jefferson Point Credit Facility.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. The Company was in compliance with all such covenants at June 30, 2014.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $23.0 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.10% at June 30, 2014). The Company paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000. The Company recorded interest expense of $124,000 and $247,000 for the three and six months ended June 30, 2014, respectively, in connection with its borrowings under the Brentdale Credit Facility.
The Brentdale Credit Facility includes both a guarantor net worth, liquidity and leverage covenant and a property debt service coverage covenant. The Company was in compliance with the guarantor requirements at June 30, 2014. The property debt service coverage covenant is only required to be met after January 1, 2015.
NOTE 12 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of June 30, 2014 and December 31, 2013 was approximately $933,000 and $419,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending June 30, and thereafter, are as follows (in thousands):

2015	$1,321
2016	1,255
2017	1,084
2018	709
2019	554
Thereafter	877
$5,800

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 (in thousands):

Net unrealized gain (loss) on derivatives
January 1, 2014	$20
Unrealized loss on designated derivative	(207)
June 30, 2014	$(187)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in an insurance pool with other properties directly and indirectly managed by RAI. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million. Catastrophic insurance would cover losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
JUNE 30, 2014
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
Property management fees. The Manager earns 4.5% of the gross receipts from our properties, provided for that properties that are less than 75% occupied, the manager receives a minimum fee for the first 12 months of ownership, for performing certain property management and leasing activities.
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
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood.  Until March 2006, a current executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive was entitled to receive payments from Ledgewood through 2013.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

The fees earned/expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	June 30, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates - insurance funds held in escrow	$1,585	$530

Payables to related parties:
Advisor:
Expense reimbursements	$335	$775

Resource Real Estate Opportunity Manager, LLC:
Property management fees	315	266
Operating expense reimbursements	876	500

Resource Securities, Inc.
Selling commissions and dealer manager fees	—	174

Other	13	3
	$1,539	$1,718

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees	$2,262	$1,200	$4,985	$1,800
Asset management fees	$1,790	$500	$3,040	$914
Disposition fees	$150	$116	$150	$116
Organization and offering costs	$—	$99	$—	$203
Overhead allocation	$564	$97	$915	$198

Resource Real Estate Opportunity Manager LLC:
Property management fees	$848	$371	$1,544	$784
Construction management fees	$481	$—	$676	$—
Debt servicing fees	$2	$1	$5	$1

Resource Securities, Inc.:
Selling commissions and dealer manager fees	$—	$5,100	$—	$12,100

Other:
Ledgewood	$71	$51	$101	$82
Graphic Images	$—	$111	$33	$325

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 15 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
As of June 30, 2014, the Company had issued an aggregate of 68,052,380 shares, of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	2,155,426	20,477
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	68,052,380	$655,336
Convertible Stock
As of June 30, 2014 and December 31, 2013, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the three months ended June 30, 2014, the Company redeemed its shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	—	—	104,334	(2)
May 2014	—	—	104,334	(2)
June 2014	68,778	$9.04	173,112	(2)

(1)	All redemptions of equity securities by the Company in the three months ended June 30, 2014 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three and six months ended June 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
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
Distributions
For the six months ended June 30, 2014, the Company paid aggregate distributions of $13.5 million, including $4.0 million of distributions paid in cash and $9.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.033	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.033	February 3, 2014	1,575	663	2,238
February 28, 2014	0.033	March 2, 2014	1,571	670	2,241
March 31, 2014	0.033	April 1, 2014	1,576	672	2,248
April 30, 2014	0.033	May 1, 2014	1,574	679	2,253
May 30, 2014	0.033	June 2, 2014	1,578	680	2,258
			$9,440	$4,020	$13,460
On April 25, 2014, the Company's Board of Directors declared cash distributions of $2.3 million ($0.33 per common share) to stockholders of record as of the close of business on June 30, 2014, which were paid on July 1, 2014.
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $21.0 million as of June 30, 2014.
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
JUNE 30, 2014
(unaudited)

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
Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Interest rate caps	$—	$148	$—	$148
	$—	$148	$—	$148

December 31, 2013
Assets:
Interest rate caps	$—	$290	$—	$290
	$—	$290	$—	$290
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,461	$1,461	$1,724	$1,724

Mortgage notes payable	$(358,917)	$(316,489)	$(111,811)	$(110,413)

Revolving credit facilities	$(75,586)	$(75,586)	$(37,041)	$(37,041)
The fair value of the loans held for investment, net, was estimated by comparing the recorded amount of the loan to the fair value of the collateral. On February 27, 2014, the Company foreclosed on the property securing the Peterson Note. On March 3, 2014, an offer to purchase the property was presented to the Company for $24,000 less than the carrying amount of the note. On April 10, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartments. Accordingly, the Company had adjusted the carrying amount of the note at December 31, 2013 for such impairment. (Level 3)
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The fair values of the revolving credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable. (Level 3)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 17 – DERIVATIVES AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into four interest rate caps that were designated as cash flow hedges during 2013 and 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and the year end December 31, 2013, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	4	$59,833	July 1, 2018 to November 1, 2018

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of June 30, 2014 and December 31, 2013 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$148	Interest rate caps	$290	—	$—	—	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2014
(unaudited)

NOTE 18 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2014 were in compliance with the charter imposed limitation.
NOTE 19 – GAIN ON FORECLOSURE
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company's fair value of the property exceeded the carrying value of the Deerfield Note by $3.4 million. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $3.5 million during the six months ended June 30, 2013.
NOTE 20 – SUBSEQUENT EVENTS
On July 1, 2014, the Company purchased the remaining 2.5% ownership interests of its joint venture partners in the joint ventures that own Pinehurst, Pheasant Run and Retreat at Shawnee, bringing the Company's ownership interest to 100% in each of these properties. The Company paid $1.1 million for these interests.
On July 1, 2014, the Company sold its entire membership interest in Parkhill Partners I, LLC ("Hilltop Village") to JTL Properties, LLC, its joint venture partner in the ownership of Hilltop Village. Hilltop Village is a multifamily apartment complex located in Kansas City, Missouri.
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
Overview
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties  purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”).  However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets.  We currently anticipate holding approximately 50% of our total assets in category (i) and 50% of our total assets in category (ii) however that may change depending on market and economic conditions.
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
The primary portion of our initial public offering commenced on June 16, 2010 and closed on December 13, 2013. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of June 30, 2014, we owned interests in a total of 38 multifamily properties. During the three and six months ended June 30, 2014, we acquired interests in four and 16 multifamily properties, respectively. We also disposed of a property during the three and six months ended ended June 30, 2014. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2014	2013
		(Remeasured)
Revenues:
Rental income	$24,910	$8,513
Interest income	(294)	61
Total revenues	24,616	8,574

Expenses:
Rental operating	13,280	5,267
Acquisition costs	4,035	1,832
Foreclosure costs	—	10
Management fees	2,838	869
General and administrative	3,478	1,655
Loss (gains) on disposal of assets	21	(1)
Depreciation and amortization expense	13,820	3,115
Total expenses	37,472	12,747
Loss before other expenses	(12,856)	(4,173)

Other (expense) income:
Net gain on dispositions	2,541	—
Gain on forfeiture/redemption of stock	—	1
Interest expense	(3,157)	(122)
Insurance proceeds in excess of cost basis	—	—
Loss from continuing operations	(13,472)	(4,294)

Discontinued operations:
Loss from discontinued operations	—	(96)
Net gain on dispositions	—	3,173
Income from discontinued operations, net	—	3,077
Net loss	(13,472)	(1,217)
Net loss attributable to noncontrolling interest	2,214	—
Net loss attributable to stockholders	$(11,258)	$(1,217)
Revenues: During the three months ended June 30, 2014 and 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties in which we owned interests from 17 at June 30, 2013 to 38 at June 30, 2014.
Expenses.  Our rental operating expenses increased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to an increase in the number of operating properties in which we owned interests. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦
General and administrative expenses increased by $1.8 million from $1.7 million for the three months ended June 30, 2013 to $3.5 million for the three months ended June 30, 2014, primarily related to the following:

◦
General and administrative expenses increased at the property level from $850,000 for the three months ended June 30, 2013 to $2.2 million for the three months ended June 30, 2014 due to the operation of 21 additional properties in which we acquired interests directly or through foreclosure subsequent to June 30, 2013.

◦	Other company level general and administrative expenses increased, primarily related to a $444,000 increase in payroll expense allocated to us by our Advisor.

(Back to Index)

(Back to Index)

◦
Acquisition costs for the three months ended June 30, 2014 were $4.0 million (primarily related to the acquisition of interests in four properties with an aggregate purchase price of $99.1 million) as compared to acquisition costs of $1.8 million for the three months ended June 30, 2013 (related to the origination of one loan and the acquisition of three properties with an aggregate value of $45.8 million).

◦
The $2.5 million net gain on dispositions included in other (expense) income for the three months ended June 30, 2014 and the $3.2 million gain on dispositions included for the three months ended June 30, 2013 in discontinued operations reflects the sale of one property in each period.

◦	The $3.0 million increase in interest expense is due to draw downs on our line of credit as well as the borrowings under 12 additional mortgage loans into which we entered subsequent to June 30, 2013.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2014	2013
		(Remeasured)
Revenues:
Rental income	$45,579	$15,309
Gain on foreclosures	—	3,460
Interest income	221	115
Total revenues	45,800	18,884

Expenses:
Rental operating	25,307	9,875
Acquisition costs	6,535	2,518
Foreclosure costs	—	49
Management fees	4,947	1,646
General and administrative	5,772	2,567
Loss on disposal of assets	1,648	36
Depreciation and amortization expense	24,899	5,884
Total expenses	69,108	22,575
Loss before other expenses	(23,308)	(3,691)

Other (expense) income:
Net gain on dispositions	2,541	—
Gain on forfeiture/redemption of stock	—	22
Interest expense	(5,896)	(247)
Loss from continuing operations	(26,663)	(3,916)

Discontinued operations:
Income (loss) from discontinued operations	2	(674)
Net gain on dispositions	—	3,173
Income from discontinued operations, net	2	2,499
Net loss	(26,661)	(1,417)
Net loss attributable to noncontrolling interests	1,410	—
Net loss attributable to stockholders	$(25,251)	$(1,417)
Revenues: During the six months ended June 30, 2014 and 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties in which we owned interests from 17 at June 30, 2013 to 38 at June 30, 2014. During the six months ended June 30, 2013, we recorded a gain on foreclosure of $3.5 million for the excess of market value over carrying value at one foreclosed property.

(Back to Index)

(Back to Index)

Expenses.  Our rental operating expenses increased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦	General and administrative expenses increased from $2.6 million for the six months ended June 30, 2013 to $5.8 million for the six months ended June 30, 2014, primarily related to the following:

◦
General and administrative expenses increased at the property level from $1.4 million for the six months ended June 30, 2013 to $3.5 million for the six months ended June 30, 2014 due to the operation of 21 additional properties in which we acquired interests directly or through foreclosure subsequent to June 30, 2013, offset in part by the decrease in general and administrative expenses related to the disposition of two properties in 2013.

◦	Other company level general and administrative expenses increased, primarily related to a $673,000 increase in payroll expense allocated to us by our Advisor.

◦
Acquisition costs for the six months ended June 30, 2014 were $6.5 million (primarily related to the acquisition of interests in 16 properties with an aggregate purchase price of $220.8 million) as compared to acquisition costs of $2.5 million for the six months ended June 30, 2013 (related to the origination of one loan and the acquisition of five properties with an aggregate value of $64.4 million).

◦
The $2.5 million net gain on dispositions included in other (expense) income and the $3.2 million gain on dispositions included in discontinued operations is due to the sale of one property in each period.

◦	The $5.6 million increase in interest expense is due to draw downs on our line of credit as well as the borrowings under 12 additional mortgage loans into which we entered subsequent to June 30, 2013.
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
Capital Expenditures.
We deployed a total of $17.2 million during the six months ended June 30, 2014 for capital expenditures primarily related to unit rehabilitations, which included the following (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
Property	June 30, 2014
Mosaic	$1,679	$1,097
Terrace at River Oaks	1,643	$4,243
Affinity at Winter Park	1,429	$1,239
Trailpoint at The Woodlands	1,398	$2,142
The Westside Apartment Homes	1,323	$5,168
All other properties	9,736
	$17,208
An estimated additional $13.3 million in capital is budgeted to be deployed over the next two years for improvements to the properties purchased during the six months ended June 30, 2014.

(Back to Index)

(Back to Index)

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
Gross offering proceeds.
As of June 30, 2014, an aggregate of 68,052,380 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	2,155,426	20,477
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	200
Total	68,052,380	$655,336
Revolving Credit Facilities
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A., or Bank of America.  On May 23, 2013, we amended the Bank of America Credit Facility to increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, the Facility Amount. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $102.0 million and are guaranteed by us.  The amount currently available to be borrowed is $7.0 million. We paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,000. As of June 30, 2014, we had outstanding borrowings of $40.1 million under the Bank of America Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. Interest on outstanding borrowings is incurred at a rate of London Interbank Offered Rate ("LIBOR") plus 3.0% (3.15% at June 30, 2014).  We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. We recorded interest expense $27,000 and $35,000 for the three and six months ended June 30, 2014, respectively, in connection with our borrowings under the Bank of America Credit Facility.
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

(Back to Index)

(Back to Index)

On December 20, 2013, through a wholly-owned subsidiary, we entered into a secured revolving credit facility, or the Jefferson Point Credit Facility, with PNC Bank, National Association for $15.0 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Jefferson Point Apartments. We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility matures on December 20, 2018. As of June 30, 2014, we had outstanding borrowings of $12.5 million. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 2.00% (2.15% at June 30, 2014). We paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000. We recorded interest expense of $68,000 and $135,000 for the three and six months ended June 30, 2014, respectively in connection with our borrowings under the Jefferson Point Credit Facility.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. The Company was in compliance with all such covenants at June 30, 2014.
On December 27, 2013, through a wholly-owned subsidiary, we entered into a secured revolving credit facility, the Brentdale Credit Facility, with U.S. Bank National Association, or US Bank, for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. We provided a $6.5 million repayment guarantee. As of June 30, 2014, we had outstanding borrowings of $23.0 million under the Brentdale Credit Facility. Interest on outstanding borrowings is incurred at a rate of LIBOR plus 1.95% (2.10% at June 30, 2014). We paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000. We recorded interest expense of $124,000 and $247,000 for the three and six months ended June 30, 2014, respectively, in connection with our borrowings under the Brentdale Credit Facility.
The Brentdale Credit Facility includes both a guarantor net worth, liquidity and leverage covenant and a property debt service coverage covenant. The Company was in compliance with the guarantor requirements at June 30, 2014. The property debt service coverage covenant is only required to be met after January 1, 2015.
Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands, except percentages):

	Balance Outstanding at	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Interest Expense (4) for the
						Six Months Ended June 30,
Collateral	June 30, 2014 (3)					2014	2013
Jasmine at Holcomb Bridge	$20,298	6/1/2024	1.95%	(1)	$106	$5	N/A
Berkeley Trace	14,322	7/1/2044	3.42%	(2)	63	5	N/A
Berkeley Run	18,147	7/1/2044	3.42%	(2)	79	7	N/A
Addison Place	50,000	5/1/2020	3.38%	(2)	191	19	N/A
Chisholm Place	11,587	4/1/2023	2.66%	(1)	41	22	N/A
Vista Apartment Homes	8,744	5/1/2017	2.76%	(1)	38	122	$64
Cannery Lofts	8,190	9/1/2020	3.45%	(1)	34	142	N/A
Deerfield	10,530	11/1/2020	4.66%	(2)	51	247	N/A
Trailpoint at the Woodlands	19,362	11/1/2023	5.02%	(1)	100	250	N/A
Ivy at Clear Creek	8,586	11/1/2023	5.02%	(1)	44	111	N/A
Centennial	23,057	1/1/2019	3.60%	(2)	106	419	N/A
Pinnacle	18,618	1/1/2019	3.60%	(2)	85	338	N/A
Terrace at River Oaks	14,204	1/1/2022	4.32%	(2)	71	310	N/A
Champion Farms	16,724	7/1/2016	6.14%	(2)	85	427	N/A
Fieldstone	16,000	5/1/2016	2.40%	(1)	70	411	N/A
Pinehurst	4,320	1/1/2017	5.58%	(2)	39	81	N/A
Pheasant Run	6,452	10/1/2018	5.95%	(2)	31	158	N/A
Retreat of Shawnee	13,683	2/1/2019	5.58%	(2)	99	318	N/A
Hilltop Village	4,315	12/1/2018	5.81%	(2)	33	82	N/A
Conifer Crossing	28,261	9/1/2016	5.96%	(2)	203	704	N/A
Coursey Place	28,330	8/1/2021	5.07%	(2)	154	608	N/A
Pines of York	15,187	12/1/2021	4.46%	(2)	80	297	N/A
	$358,917

(Back to Index)

(Back to Index)

(1)	Variable rate based on one-month LIBOR of 0.15% (as of June 30, 2014).

(2)	Fixed rate.

(3)	Includes $1.3 million fair value premium related to the Paladin debt assumed.

(4)	Excludes the amortization of the premium related to the Paladin fair value adjustments which is amortized to interest expense over the term of the related debt.
At June 30, 2014, the weighted average interest rate of all our outstanding indebtedness was 3.78% .
Once we have fully invested the proceeds of our public offering, based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 35% of the cost of our real estate investments if unstabilized and 65% to 70% if stabilized (before deducting depreciation or other non-cash reserves) plus the value of our other assets. We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include the cash flows from operations, proceeds from debt financing, proceeds from the disposition of assets and, to the extent we co-invest with other entities, capital from any future joint venture partners.
Operating Properties
As of June 30, 2014, wholly-owned interests in multifamily properties are as follows:

(Back to Index)

(Back to Index)

Property	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia	404	Houston, TX
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Centennial	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Pinnacle	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	Jasmine at Holcomb Bridge	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Terrace at River Oaks	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Berkeley Run	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Berkeley Trace	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Merrywood	228	Katy, TX
		8,625

(Back to Index)

(Back to Index)

The consolidated financial statements also include our majority-owned and/or controlled joint venture interests as follows:

Property	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
KC Pinehurst Associates, LLC ("Pinehurst")	97.5%	Pinehurst	146	Kansas City, MO
KC Pheasant Associates, LLC ("Pheasant Run")	97.5%	Pheasant Run	160	Lee's Summit, MO
KC Retreat Associates, LLC ("Retreat at Shawnee")	97.5%	Retreat at Shawnee	342	Shawnee, KS
Parkhill Partners I, LLC ("Hilltop Village")	49.0%	Hilltop Village	124	Kansas City, MO
FPA/PRIP Conifer, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC ("Stone Ridge")	68.5%	Stone Ridge	191	Columbia, SC
FP-1, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
			2,161
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2014 did not exceed the charter imposed limitation.
Distributions
For the six months ended June 30, 2014, we paid aggregate distributions of $13.5 million, including $4.0 million of distributions paid in cash and $9.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.033	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.033	February 3, 2014	1,575	663	2,238
February 28, 2014	0.033	March 2, 2014	1,571	670	2,241
February 4, 2014	0.033	April 1, 2014	1,576	672	2,248
February 4, 2014	0.033	May 1, 2014	1,574	679	2,253
April 25, 2014	0.033	June 2, 2014	1,578	680	2,258
			$9,440	$4,020	$13,460
On April 25, 2014, the Company's Board of Directors declared cash distributions of $2.3 million ($0.33 per common share) to stockholders of record as of the close of business on June 30, 2014, which distributions were paid on July 1, 2014.
Since its formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, our accumulated deficit increased by $21.0 million as of June 30, 2014.

(Back to Index)

(Back to Index)

Our net loss attributable to common stockholders' for the six months ended June 30, 2014 was $25.3 million and net cash provided by operating activities of continuing operations was $539,000. For the six months ended June 30, 2014, 4.0% of our distributions were funded from net cash provided by operating activities of continuing operations, 74.8% of our distributions were funded from proceeds from the disposal of one real estate asset and 21.2% of our distributions were funded from proceeds from debt financing. Our cumulative cash distributions and net loss from inception through June 30, 2014 were $30.1 million and $62.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we are currently in our acquisition stage.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs will continue to be funded from the proceeds of debt financing and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our acquisition stage is completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.

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
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the three and six months ended June 30, 2014 and 2013, respectively.
Stabilized assets during the three and six months ended June 30, 2014 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Village Square, Nob Hill, Brentdale, Centennial, Pinnacle, Jasmine at Holcomb Bridge, Addison Place, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village, Retreat at Shawnee, Pheasant Run, Pinehurst, Champion Farms, Fieldstone, Berkeley Trace and Berkeley Run. Unstabilized assets during the three and six months ended June 30, 2014 included: Mosaic, One Hundred Chevy Chase Apartments, Jefferson Point, Terrace at River Oaks, Nicollet Ridge, Chisholm Place and Merrywood. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the three and six months ended June 30, 2013 included: 107th Avenue, Arcadia, Vista Apartment Homes, Campus Club, Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Ivy at Clear Creek , Retreat at Rocky Ridge, Trailpoint at the Woodlands, Nob Hill, and Town Park (which was sold in April 2013). Unstabilized assets during the three and six months ended June 30, 2013 consisted of Mosaic, The Reserve at Mt. Moriah, The Alcove, One Hundred Chevy Chase Apartments and Heatherwood (which was sold in April 2013). Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the table below include adjustments attributable to noncontrolling interests. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss attributable to stockholders – GAAP	$(11,258)	$(1,217)	$(25,251)	$(1,417)
Gain on bargain purchase	—	—	—	(3,460)
Net gain on disposition	(2,541)	(3,173)	(2,541)	(3,173)
Depreciation expense	7,476	2,133	13,415	3,974
FFO	(6,323)	(2,257)	(14,377)	(4,076)
Adjustments for straight-line rents	(216)	(59)	(370)	(123)
Amortization of intangible lease assets	5,387	982	9,606	1,910
Impairment charge	—	—	—	539
Debt premium amortization	44	—	(172)	—
Acquisition costs	4,035	1,832	6,535	2,518
MFFO	$2,927	$498	$1,222	$768
Net gain on disposition	2,541	3,173	2,541	3,173
AFFO	$5,468	$3,671	$3,763	$3,941

Basic and diluted loss per common share - GAAP	$(0.17)	$(0.04)	$(0.37)	$(0.05)
FFO per share	$(0.09)	$(0.07)	$(0.21)	$(0.14)
MFFO per share	$0.04	$0.02	$0.02	$0.03
AFFO per share	$0.08	$0.11	$0.06	$0.14

Weighted average shares outstanding	67,749	32,408	67,558	28,894

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
Net (loss) income attributable to stockholders- GAAP	$(8,982)	$(2,276)	$(11,258)	$2,370	$(3,587)	$(1,217)
Net (gain) loss on disposition	(2,541)	—	(2,541)	(3,199)	26	(3,173)
Depreciation expense	6,391	1,085	7,476	1,902	231	2,133
FFO	(5,132)	(1,191)	(6,323)	1,073	(3,330)	(2,257)
Adjustments for straight-line rents	(214)	(2)	(216)	(59)	—	(59)
Amortization of intangible lease assets	4,331	1,056	5,387	644	338	982
Debt premium amortization	44	—	44	—	—	—
Acquisition costs	3,832	203	4,035	561	1,271	1,832
MFFO	2,861	66	2,927	2,219	(1,721)	498
Net gain (loss) on disposition	2,541	—	2,541	3,199	(26)	3,173
AFFO	$5,402	$66	$5,468	$5,418	$(1,747)	$3,671

(Back to Index)

(Back to Index)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
Net income (loss) attributable to stockholders- GAAP	$(16,247)	$(9,004)	$(25,251)	$3,672	$(5,089)	$(1,417)
Net (gain) loss on disposition	(2,541)	—	(2,541)	(3,199)	26	(3,173)
Gain on bargain purchase	—	—	—	—	(3,460)	(3,460)
Depreciation expense	11,365	2,050	13,415	3,243	731	3,974
FFO	(7,423)	(6,954)	(14,377)	3,716	(7,792)	(4,076)
Adjustments for straight-line rents	(368)	(2)	(370)	(123)	—	(123)
Impairment charge	—	—	—	—	539	539
Amortization of intangible lease assets	8,018	1,588	9,606	1,296	614	1,910
Debt premium amortization	(172)	—	(172)	—	—	—
Acquisition costs	4,036	2,499	6,535	1,162	1,356	2,518
MFFO	4,091	(2,869)	1,222	6,051	(5,283)	768
Net (gain) loss on disposition	2,541	—	2,541	3,199	(26)	3,173
AFFO	$6,632	$(2,869)	$3,763	$9,250	$(5,309)	$3,941

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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On July 1, 2014, we purchased the remaining 2.5% ownership interests of our joint venture partners in the joint ventures that own Pinehurst, Pheasant Run and Retreat at Shawnee bringing our ownership interest to 100% in each of these properties. We paid $1.1 million for these interests.
On July 1, 2014, we sold our entire membership interest in Parkhill Partners, I ("Hilltop Village") to JTL Properties, LLC, our joint venture partner in the ownership of Hilltop Village. Hilltop Village is a multifamily apartment complex located in Kansas City, Missouri.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2014 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended June 30, 2014, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	—	—	104,334	(2)
May 2014	—	—	104,334	(2)
June 2014	68,778	$9.04	173,112	(2)

(1)    All redemptions of equity securities in the three months ended June 30, 2014 were made pursuant to our share redemption program.
(2)    The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.
(3)    We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended June 30, 2014.
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
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 14, 2014	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)