Form 10-Q
period 2014-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2014-11-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 7, 2014, there were 68,760,719 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments:
Rental properties, net	$812,606	$390,373
Loans held for investment, net	1,526	1,724
Identified intangible assets, net	3,772	5,182
Assets of discontinued operations	—	88
	817,904	397,367

Cash	117,425	270,323
Restricted cash	7,568	4,456
Due from related parties	1,346	530
Tenant receivables, net	492	573
Deposits	197	141
Accounts receivable - other	873	—
Prepaid expenses and other assets	2,620	1,567
Deferred financing costs, net	6,140	3,602
Goodwill	1,176	—
Total assets	$955,741	$678,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$401,837	$111,811
Revolving credit facilities	45,586	37,041
Accounts payable	5,921	1,417
Accrued expenses and other liabilities	1,918	2,745
Accrued real estate taxes	7,734	2,117
Due to related parties	1,684	1,718
Tenant prepayments	1,183	615
Security deposits	2,526	1,826
Distribution payable	4,561	2,222
Total liabilities	472,950	161,512

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 68,551,374 and 66,725,241 shares issued, respectively; and 68,353,453 and 66,667,136 shares outstanding, respectively)	684	668
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	605,730	590,591
Accumulated other comprehensive (loss) income	(205)	20
Accumulated deficit	(132,645)	(74,233)
Total stockholders’ equity	473,565	517,047
Noncontrolling interests	9,226	—
Total equity	482,791	517,047
Total liabilities and stockholders’ equity	$955,741	$678,559

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
				(Remeasured)
Revenues:
Rental income	$26,812	$11,026	$72,391	$26,335
Gain on foreclosures	—	—	—	3,460
Interest income	63	73	284	188
Total revenues	26,875	11,099	72,675	29,983

Expenses:
Rental operating	15,942	7,268	41,249	17,143
Acquisition costs	2,932	3,711	9,467	6,229
Foreclosure costs	—	—	—	49
Management fees	3,163	1,210	8,110	2,856
General and administrative	2,219	1,319	7,991	3,886
Loss on disposal of assets	2,473	—	4,121	36
Depreciation and amortization expense	11,673	5,285	36,572	11,169
Total expenses	38,402	18,793	107,510	41,368
Loss before other expenses	(11,527)	(7,694)	(34,835)	(11,385)

Other (expense) income:
Net gain on dispositions	7,824	—	10,365	—
Insurance proceeds received in excess of cost	355	—	355	—
Gain on forfeiture/redemption of stock	—	7	—	29
Interest expense	(4,138)	(149)	(10,034)	(396)
Loss from continuing operations	(7,486)	(7,836)	(34,149)	(11,752)

Discontinued operations:
(Loss) income from discontinued operations	—	(24)	2	(698)
Net gain on dispositions	—	—	—	3,173
(Loss) income from discontinued operations, net	—	(24)	2	2,475
Net loss	(7,486)	(7,860)	(34,147)	(9,277)
Net loss attributable to noncontrolling interests	215	—	1,625	—
Net loss attributable to stockholders	$(7,271)	$(7,860)	$(32,522)	$(9,277)

Amounts attributable to stockholders
Loss from continuing operations	$(7,271)	$(7,836)	$(32,524)	$(11,752)
Discontinued operations	—	(24)	2	2,475
Net loss attributable to stockholders	$(7,271)	$(7,860)	$(32,522)	$(9,277)

Net loss	$(7,486)	$(7,860)	$(34,147)	$(9,277)
Other comprehensive loss:
Designated derivatives, fair value adjustments	(18)	—	(225)	—
Comprehensive loss	(7,504)	(7,860)	(34,372)	(9,277)
Comprehensive loss attributable to noncontrolling interests	215	—	1,625	—
Total comprehensive loss attributable to stockholders	$(7,289)	$(7,860)	$(32,747)	$(9,277)

Weighted average common shares outstanding	68,197	36,156	67,773	33,055

Basic and diluted (loss) income per common share:
Continuing operations	$(0.11)	$(0.22)	$(0.48)	$(0.36)
Discontinued operations	—	—	—	0.08
Net loss	$(0.11)	$(0.22)	$(0.48)	$(0.28)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047	$—	$517,047
Common stock issued through distribution reinvestment plan	1,493	14	—	—	14,167	—	—	14,181	—	14,181
Syndication costs	—	—	—	—	59	—	—	59	—	59
Distributions of common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(22,604)	(22,604)	—	(22,604)
Share redemptions	(140)	(1)	—	—	(1,391)	—	47	(1,345)	—	(1,345)
Designated derivatives, fair value adjustment	—	—	—	—	—	(225)	—	(225)	—	(225)
Noncontrolling interests retained in the Paladin merger	—	—	—	—	—	—	—	—	18,930	18,930
Deconsolidation of noncontrolling interest	—	—	—	—	(1,026)	—	—	(1,026)	(7,960)	(8,986)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(119)	(119)
Net loss	—	—	—	—	—	—	(32,522)	(32,522)	(1,625)	(34,147)
Balance at September 30, 2014	68,353	$684	50	$1	$605,730	$(205)	$(132,645)	$473,565	$9,226	$482,791

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2014	2013
		(Remeasured)
Cash flows from operating activities:
Net loss	$(34,147)	$(9,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(2)	(2,475)
Gain on foreclosures	—	(3,460)
Loss on disposal of assets	4,121	36
Net gain on dispositions	(10,365)	—
Depreciation and amortization	36,572	11,169
Amortization of deferred financing costs	880	158
Deferred offering costs	—	(500)
Accretion of discount and direct loan fees and costs	(426)	(9)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(988)	(3,109)
Tenant receivables, net	(602)	(263)
Deposits	(306)	(738)
Prepaid expenses and other assets	(96)	(1,016)
Due to related parties, net	(1,895)	791
Accounts payable and accrued expenses	6,753	4,914
Tenant prepayments	354	107
Security deposits	501	186
Net cash provided by (used in) operating activities of continuing operations	354	(3,486)
Cash flows from investing activities:
Proceeds from disposal of properties, net closing costs	27,082	10,043
Property acquisitions	(252,733)	(168,663)
Ownership acquisitions, net of cash received	(57,876)	—
Capital expenditures	(27,943)	(20,203)
Principal payments received on loans	199	14
Net cash used in investing activities of continuing operations	(311,271)	(178,809)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	230,363
Redemptions	(1,342)	—
Payment of deferred financing costs	(3,440)	(247)
Deferred offering costs	—	3,300
Increase in borrowings	247,792	8,190
Principal payments on borrowings	(78,876)	(147)
Distributions paid on common stock	(6,086)	(3,153)
Distributions to noncontrolling interests	(119)	—
Syndication costs	—	(26,788)
Net cash provided by financing activities of continuing operations	157,929	211,518
Net cash (used in) provided by continuing operations	(152,988)	29,223

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2014	2013
		(Remeasured)
Cash flows from discontinued operations:
Net cash provided by operating activities	90	47
Net cash provided by discontinued operations	90	47
Net (decrease) increase in cash	(152,898)	29,270
Cash at beginning of period	270,323	29,336
Cash at end of period	$117,425	$58,606

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
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
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million from the issuance of 64,926,311 shares of common stock, including 276,056 shares purchased by the Advisor and 1,161,623 shares sold in the distribution reinvestment plan. The Company additionally issued 1,492,797 shares for $14.2 million pursuant to its distribution reinvestment plan since December 31, 2013. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia (b)	N/A	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club (b)	N/A	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (c)	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (d)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (d)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	N/A (b)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (d)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (d)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	N/A (d)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	N/A (b)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Berkeley Run	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Berkeley Trace	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Merrywood	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Parkridge Place	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A

N/A - Not Applicable
(a) - Discontinued operations

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
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

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC ("Stone Ridge")	77.7%	Stone Ridge	191	Columbia, SC
FP-1, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
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
SEPTEMBER 30, 2014
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the nine months ended September 30, 2013, the Company recorded a $539,000 impairment charge for one of its loans held for investment (see Note 8 regarding the Heatherwood Note). There were no impairment charges during the three and nine months ended September 30, 2014 or during the three months ended September 30, 2013. The impairment charge is reflected in Income from Discontinued Operations, as the Company sold the Heatherwood Apartments in April 2013.
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
SEPTEMBER 30, 2014
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
The future minimum rental payments to be received from noncancelable operating leases are $52.4 million and $363,000 for the 12 month periods ending September 30, 2015 and 2016, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At September 30, 2014 and December 31, 2013, there were allowances for uncollectible receivables of $56,000 and $86,000, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of September 30, 2014 and December 31, 2013, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, none of the 50,000 convertible shares (discussed in Note 15) are included in the diluted earnings per share calculations as their effect would be anti-dilutive.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Adoption of New Accounting Standard
The Company early adopted the following accounting standard during 2014 which had a material impact on its presentation of its consolidated financial position, results of operations and cash flows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
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
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
		(Remeasured)
Non-cash financing and investing activities:
Property and intangibles received on foreclosure of loans held for investment	$—	$10,150
Financing provided for disposed property	—	800
Mortgage refinancing	16,000	—
Stock issued from the distribution reinvestment plan	14,181	6,258
Stock distributions issued	3,333	5,896
Cash distributions on common stock declared but not yet paid	4,561	1,536
Investor contributions held in escrow which have converted to common stock	—	1,700
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	3,767	865
Debt assumed	138,327	—

Cash paid during the period for:
Interest	$8,420	$216
NOTE 4 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$129,362	$62,859
Building and improvements	690,046	325,412
Furniture, fixtures and equipment	23,565	17,051
Construction in progress	5,538	827
	848,511	406,149
Less: Accumulated depreciation	(35,905)	(15,776)
	$812,606	$390,373

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Depreciation expense for the three and nine months ended September 30, 2014 was $9.0 million and $23.4 million, respectively. Deprecation expense for the three and nine months ended September 30, 2013 was $3.1 million and $7.1 million, respectively.
NOTE 5 - LOANS HELD FOR INVESTMENT, NET
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
The face value of the performing notes as of both September 30, 2014 and December 31, 2013 was $1.9 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $273,000 and $292,000 at September 30, 2014 and December 31, 2013, respectively.
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

The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Current	$1,526	100%	$1,529	89%

Delinquent:
30−89 days	—	—%	195	11%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,526	100%	$1,724	100%

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table provides information about the credit quality of the Company’s loans held for investment, net (in thousands):

	September 30, 2014	December 31, 2013
Loans:
Performing	$1,526	$1,529
Nonperforming	—	195
Total	$1,526	$1,724
The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Trail Ridge Note	Heatherwood Note
Face value	$1,058	$800
Maturity date	10/28/2021	5/17/2016
Interest rate	7.5%	4.0%
Average monthly payment	$8	$11
The Company has individually evaluated each loan for impairment and determined that, as of September 30, 2014, the two loans held for investment were not impaired.
There were no charge-offs for the nine months ended September 30, 2014.
NOTE 6 - ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of September 30, 2014, the Company owned interests in 38 properties, including nine of the 11 properties purchased on January 28, 2014 as part of the Paladin acquisition, discussed below. The Company recognized goodwill as the excess of purchase price over the fair value of the property acquired. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions.
The table below summarizes the Company's wholly-owned acquisitions and the respective fair values assigned (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Parkridge Place	Irving, TX	9/29/2014	$48,500	(2)	$6,707	$39,543	$825	$1,425	$—	$—	$48,500
Sunset Ridge	San Antonio, TX	9/4/2014	35,000	(2)	15,425	18,615	514	931	764	(24,179)	12,070
Pinehurst	Kansas City, MO	7/1/2014	3,588	(3)	1,250	8,241	200	290	142	(4,544)	5,579
Pheasant Run	Lee's Summit, MO	7/1/2014	4,277	(3)	800	10,798	300	317	172	(6,559)	5,828
Retreat at Shawnee	Shawnee, KS	7/1/2014	5,369	(3)	3,200	14,550	500	608	186	(14,064)	4,980
Merrywood	Katy, TX	6/26/2014	32,300		5,831	25,247	307	915	62	(377)	31,985
Berkeley Trace	Atlanta, GA	5/19/2014	22,250		4,002	17,600	194	453	25	(110)	22,164
Berkeley Run	Atlanta, GA	5/19/2014	29,500		4,723	23,969	219	588	32	(156)	29,375
Chisholm Place	Plano, TX	5/5/2014	15,000		1,981	12,383	198	438	36	(31)	15,005
Evergreen at Coursey	Baton Rouge, LA	3/31/2014	15,613	(4)	3,430	38,041	530	1,080	680	(28,799)	14,962
Addison Place	Alpharetta, GA	3/28/2014	70,500		6,353	62,249	509	1,389	55	(392)	70,163
Meridian Pointe	Burnsville, MN	12/20/2013	33,149		4,134	26,992	1,016	1,008	36	(107)	33,079
Maxwell Townhomes	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(63)	22,485
The Nesbit Palisades	Alpharetta, GA	10/25/2013	25,050		7,582	16,023	587	859	37	(161)	24,927
Verona Apartment Homes	Littleton, CO	9/30/2013	30,600		5,702	23,609	198	1,090	24	(190)	30,433
Skyview Apartment Homes	Westminster, CO	9/30/2013	24,250		2,923	20,301	97	928	20	(147)	24,122
Tech Center Square	Newport News, VA	9/9/2013	18,250		3,951	13,048	584	667	23	(59)	18,214
The Westside Apartments	Plano, TX	7/25/2013	32,200		5,785	24,418	798	1,199	52	(317)	31,935
Affinity at Winter Park	Winter Park, FL	6/27/2013	10,100		2,512	6,459	523	606	50	(61)	10,089
Trailpoint at the Woodlands	Houston, TX	6/24/2013	27,200		3,785	22,014	697	704	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, AL	4/18/2013	8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013	11,750		1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013	6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield (1)	Hermantown MN	3/21/2012	10,300	(6)	1,660	11,110	500	423	1	(4)	13,690
The Alcove	Houston, TX	12/21/2012	5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012	14,425		1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012	2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012	2,050		1,000	2,609	30	123	14	(14)	3,762
Williamsburg Apartments	Cincinnati, OH	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Cannery Lofts (5)	Dayton, OH	5/13/2011	7,100	(7)	160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Vista Apartment Homes (5)	Philadelphia, PA	6/17/2011	12,000	(8)	1,163	9,913	—	535	530	(141)	12,000
107th Avenue	Omaha, NE	8/18/2010	225		25	196	—	4	—	—	225

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)
Asset valuations are based on preliminary valuations at the date of purchase. The Company has obtained appraisals to finalize the valuations. The Company has up to 12 months from the dates of acquisition to finalize the valuations.

(3)
The Company originally acquired a 97.5% interest in the joint venture that owned Pinehurst, Pheasant Run and Retreat at Shawnee. On July 1, 2014, the Company purchased the remaining 2.5% ownership interest of its joint venture partner, bringing the Company's ownership percentage to 100%.

(4)
The Company originally acquired a 51.7% interest in the joint venture that owned Evergreen at Coursey. On March 31, 2014, the Company purchased the remaining 48.3% ownership interest of its joint venture partner, bringing the Company's ownership percentage to 100.0%.

(5)	The date of acquisition reflects the date the Company acquired the note secured by the property listed.

(6)
Deerfield originally served as the collateral for a non-performing note that the Company purchased on March 21, 2012. On July 19, 2012, the Company was the successful bidder at a foreclosure sale and formally received title to the property on January 22, 2013.

(7)
Cannery Lofts originally served as the collateral for a non-performing note that the Company purchased on May 13, 2011. On December 21, 2011, the Company entered into a settlement agreement with the borrower and, subsequently, the Company foreclosed and formally received title to the property on June 6, 2012.

(8)
Vista Apartment Homes, formerly known as Iroquois Apartments, originally served as the collateral for a non-performing promissory note that the Company purchased on June 17, 2011. On August 2, 2011, the Company was the successful bidder at a sheriff's sale and formally received title to the property.

Acquisitions
The Company acquired interests in 18 properties during the nine months ended September 30, 2014 including the 11 joint venture interests comprising the Paladin acquisition. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals for all of the properties acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of September 30, 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

The allocation of the purchase price for the interests in the 11 Paladin joint ventures, which was completed during the nine months ended September 30, 2014, is included below (in thousands):

Multifamily Community Name	City and State	Ownership % at Date of Acquisition	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Net Assets (Liabilities)	Non-controlling interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	Louisville, KY	70.0%	$3,168	$23,464	$579	$27,211	$(16,440)	$(3,231)	$7,540	$164	$7,704
Fieldstone	Woodlawn, OH	83.0%	1,420	18,472	648	20,540	(15,801)	(806)	3,933	124	4,057
Pinehurst	Kansas City, MO	97.5%	1,250	8,241	290	9,781	(4,216)	(139)	5,426	69	5,495
Pheasant Run	Lee's Summit, MO	97.5%	800	10,798	317	11,915	(6,088)	(145)	5,682	73	5,755
Retreat at Shawnee	Shawnee, KS	97.5%	3,200	14,550	608	18,358	(13,378)	(124)	4,856	112	4,968
Hilltop Village	Kansas City, MO	49.0%	800	4,289	195	5,284	(4,366)	(468)	450	33	483
Conifer Place	Norcross, GA	42.5%	5,040	28,712	1,007	34,759	(27,994)	(3,886)	2,879	209	3,088
Stone Ridge	Columbia, SC	68.5%	1,300	4,612	326	6,238	807	(2,218)	4,827	39	4,866
Evergreen at Coursey Place	Baton Rouge, LA	51.7%	3,430	38,041	1,080	42,551	(27,587)	(7,223)	7,741	256	7,997
Pines of York	Yorktown, VA	90.0%	4,464	16,340	715	21,519	(14,628)	(690)	6,201	130	6,331
			$24,872	$167,519	$5,765	$198,156	$(129,691)	$(18,930)	$49,535	$1,209	$50,744
Governor Park (sold March 6, 2014)		47.7%									456
Total purchase price											$51,200
On March 31, 2014, the Company purchased the remaining 48.3% ownership interest in Evergreen at Coursey Place ("Coursey Place") from its joint venture partner for $7.5 million. A summary of the transaction is as follows (in thousands):

Purchase price	$7,500

Noncontrolling interest assumed	$7,223
Losses attributable to noncontrolling interest	(191)
Distribution to noncontrolling interest	(116)
Other costs	(33)
6,883
Adjustment to additional paid in capital	$(617)

On July 1, 2014, the Company purchased the remaining 2.5% ownership interest in Pinehurst, Pheasant Run and Retreat at Shawnee from its joint venture partner for a total of $1.1 million. A summary of the transactions is as follows (in thousands):

	Pinehurst	Pheasant Run	Retreat at Shawnee
Purchase price	$570	$515	$15

Noncontrolling interests assumed	139	145	124
Losses attributable to noncontrolling interests	(7)	(8)	(15)
Adjusted noncontrolling interest balance	132	137	109
Adjustment to additional paid in capital	$(438)	$(378)	$94

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

In July 2014, the Company contributed $1.1 million to the joint venture partnership that owns Stone Ridge. The joint venture partner did not contribute its pro-rata share, which resulted in a reduction of its partnership interest. As a result, the Company obtained an additional 9.2% interest in the joint venture, increasing its ownership interest to 77.7% at September 30, 2014.
The table below summarizes the total revenues, net losses, and acquisition costs of the Company's 2014 acquisitions, during the three and nine months ended September 30, 2014 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Multifamily Community	2014	2014
Parkridge Place
Total Revenues	$33	$33
Net Loss	(703)	(703)
Acquisition Costs	(1,290)	(1,290)
Sunset Ridge
Total Revenues	$299	$299
Net Loss	(772)	(772)
Acquisition Costs	(969)	(969)
Merrywood
Total Revenues	$874	$914
Net Loss	(445)	(538)
Acquisition Costs	—	(832)
Berkeley Trace
Total Revenues	$483	$703
Net Loss	(523)	(623)
Acquisition Costs	—	(606)
Berkeley Run
Total Revenues	$609	$885
Net Loss	(671)	(776)
Acquisition Costs	—	(748)
Chisholm Place
Total Revenues	$458	$752
Net Loss	(450)	(705)
Acquisition Costs	(25)	(494)
Addison Place
Total Revenues	$1,576	$3,111
Net Loss	(2,082)	(2,832)
Acquisition Costs	—	(1,720)
Paladin Properties
Total Revenues	$6,119	$16,706
Net Loss	(2,295)	(8,512)
Acquisition Costs	(648)	(2,780)

NOTE 7 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. The measurement period adjustment for the Deerfield acquisition was finalized during the three months ended December 31, 2013. For the Addison Place acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments was finalized during the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

three months ended June 30, 2014. For the Paladin acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended September 30, 2014.
On January 22, 2013, the Company took title to Deerfield after foreclosing on the Deerfield Note, which was originally acquired by the Company for $10.3 million.
In completing the accounting for the acquisition of Deerfield, the Company determined that the fair value of the net assets acquired exceeded the fair value of the consideration paid for this acquisition. Accordingly, the Company retrospectively adjusted the provisional amounts with respect to the Deerfield acquisition that were recognized at the acquisition date to reflect new information from the completed third party appraisal report that, if known at the acquisition date, would have affected the measurement of the amounts recognized as of that date.  The final purchase price adjustment recorded during the measurement period resulted in a gain on foreclosure of $3.4 million on the Deerfield acquisition.  Those changes are reflected in the table below (in thousands):
Deerfield

	January 22, 2013 (As initially reported)	Measurement period adjustment	January 22, 2013 (As adjusted)
Land	$1,028	$632	$1,660
Building	8,592	2,518	11,110
Personal property	—	500	500
Intangible assets	680	(257)	423
Identifiable net assets	10,300	3,393	13,693
Gain on foreclosure	—	(3,393)	—
Total net identifiable net assets	$10,300	$—	$13,693
Changes in the Paladin and Addison Place acquisitions are reflected in the tables below (in thousands):
Paladin

	January 28, 2014 (As initially reported)	Measurement period adjustment (1)	January 28, 2014 (As adjusted)
Land	$44,292	$(19,420)	$24,872
Building	149,155	18,364	167,519
Personal property	—	3,530	3,530
Intangible assets	5,861	(96)	5,765
Goodwill	6,412	(5,203)	1,209
Other net assets (liabilities)	(137,739)	4,518	(133,221)
Total net identifiable net assets	$67,981	$1,693	$69,674

(1)	Remaining balance ($1.7 million) of measurement period adjustments adjusted the noncontrolling interest balance.

The results of operations for the three months ended June 30, 2014 include an additional $867,000 of depreciation and amortization that would have been included in the three months ended March 31, 2014 had the final appraisals for the Paladin properties been received and recorded during that period.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Addison Place

	March 31, 2014 (As initially reported)	Measurement period adjustment	March 31, 2014 (As adjusted)
Land	$18,137	$(11,784)	$6,353
Building	51,843	10,406	62,249
Personal property	—	509	509
Intangible assets	520	869	1,389
Total net identifiable net assets	$70,500	$—	$70,500
The measurement period adjustment for Addison Place had no impact on depreciation and amortization for the three months ended March 31, 2014.
NOTE 8 - DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
In accordance with new accounting guidance for discontinued operations (see Note 2), the Company included the net gains on dispositions of assets in loss from continuing operations on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014.
The Company sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.6 million on the disposition.
The Company sold its 49% interest in one of the Paladin joint ventures, Parkhill Partners I, LLC ("Hilltop Village"), on July 1, 2014 to its joint venture partner for no consideration and recognized a loss on the sale of $500,860.
The Company sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of approximately $8.3 million on the disposition.
The Company reported its property dispositions as discontinued operations under prior accounting guidance. Assuming no significant continuing involvement by the Company after the sale, the sale of property was considered a discontinued operation.  Included in discontinued operations for the three and nine months ended September 30, 2013 are the operating results of the Heatherwood Apartments and the Town Park Apartments, both discussed below.
      The Company sold the Heatherwood Apartments, which were originally obtained through foreclosure, for $1.0 million on April 18, 2013 and recognized a loss on disposition of $31,000. The Company provided the purchaser with financing for $800,000 and the purchaser paid cash of $200,000 in connection with the disposition.
The Company sold the Town Park Apartments on April 30, 2013 for $10.3 million and recognized a gain of approximately $3.2 million on disposition.
    The results of discontinued operations are summarized for the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Rental income	$—	$—	$3	$1,081
Total revenues	—	—	3	1,081

Expenses:
Rental operating	—	23	1	812
Management fees	—	—	—	62
General and administrative	—	1	—	225
Loss on property impairment	—	—	—	539
Depreciation and amortization expense	—	—	—	141
Total expenses	—	24	1	1,779
(Loss) income from discontinued operations	—	(24)	2	(698)
Net gain on dispositions	—	—	—	3,173
(Loss) income from discontinued operations	$—	$(24)	$2	$2,475

Weighted average common shares outstanding	68,197	36,156	67,773	33,055

Basic and diluted income per common share	$—	$—	$—	$0.08
NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, consist of rental and antennae leases and leasing commissions. The value of the acquired in-place leases totaled $3.8 million and $5.2 million as of September 30, 2014 and December 31, 2013, respectively, net of accumulated amortization of $24.8 million and $11.5 million, respectively.  The weighted-average remaining life of the existing rental leases was 13.6 months and 11.6 months as of September 30, 2014 and December 31, 2013, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three and nine months ended September 30, 2014 was $2.7 million and $13.3 million, respectively. Amortization of the rental and antennae leases for the three and nine months ended September 30, 2013 was $2.2 million and $4.1 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending September 30, and thereafter, is as follows (in thousands):

2015	$3,607
2016	16
2017	16
2018	16
2019	16
Thereafter	101
$3,772

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

The table below presents a rollforward of the activity in goodwill for the nine months ended September 30, 2014:

Balance, January 1, 2014	$—
Acquisition of Paladin joint venture interests	6,412
Measurement period adjustments	(5,203)
Disposition of Hilltop	(33)
Balance, September 30, 2014	$1,176

NOTE 10 - MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

		Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate
	Face Value							Average Monthly Debt Service
Collateral	September 30, 2014			December 31, 2013
Vista Apartment Homes	$8,693	$—	$8,693	$8,846	5/1/2017	2.77%	(1)	$38
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.46%	(1)	35
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)	52
Ivy at Clear Creek	8,586	—	8,586	8,586	11/1/2023	2.57%	(1)	44
Trailpoint at the Woodlands	19,362	—	19,362	19,362	11/1/2023	2.57%	(1)	100
Verona Apartment Homes	22,952	—	22,952	23,235	1/1/2019	3.60%	(2)	106
Skyview Apartment Homes	18,533	—	18,533	18,762	1/1/2019	3.60%	(2)	85
The Nesbit Palisades	20,298	—	20,298	—	7/1/2024	2.11%	(1)	108
Maxwell Townhomes	14,148	—	14,148	14,300	1/1/2022	4.32%	(2)	71
Champion Farms	16,350	329	16,679	—	7/1/2016	6.14%	(2)	85
Fieldstone	15,921	—	15,921	—	6/26/2016	2.56%	(1)	73
Pinehurst	4,236	13	4,249	—	1/1/2017	5.58%	(2)	39
Pheasant Run	6,250	182	6,432	—	10/1/2018	5.95%	(2)	31
Retreat of Shawnee	13,324	278	13,602	—	2/1/2019	5.58%	(2)	99
Conifer Crossing	27,650	280	27,930	—	9/1/2016	5.96%	(2)	171
Coursey Place	28,074	153	28,227	—	8/1/2021	5.07%	(2)	154
Pines of York	15,588	(445)	15,143	—	12/1/2021	4.46%	(2)	80
Addison Place	50,000	—	50,000	—	7/1/2020	3.38%	(2)	195
Chisholm Place	11,587	—	11,587	—	6/1/2024	2.67%	(1)	41
Berkeley Trace	14,279	—	14,279	—	7/1/2019	3.42%	(2)	64
Berkeley Run	18,092	—	18,092	—	7/1/2019	3.42%	(2)	81
Merrywood	24,225	—	24,225	—	10/1/2021	4.34%	(2)	120
Sunset Ridge 1	20,626	428	21,054	—	10/1/2020	4.58%	(2)	113
Sunset Ridge 2	3,067	58	3,125	—	10/1/2020	4.54%	(2)	16
	$400,561	$1,276	$401,837	$111,811

(1)	Variable rate based on one-month LIBOR of 0.1565% (as of September 30, 2014).

(2)	Fixed rate.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following is a summary of the interest expense (1) related to the Company's mortgage notes payable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Collateral	2014	2013	2014	2013
Vista Apartment Homes	$62	$63	$185	$191
Cannery Lofts	72	32	215	32
Deerfield	125	N/A	372	N/A
Ivy at Clear Creek	56	N/A	167	N/A
Trailpoint at the Woodlands	127	N/A	377	N/A
Verona Apartment Homes	211	N/A	630	N/A
Skyview Apartment Homes	171	N/A	509	N/A
The Nesbit Palisades	114	N/A	114	N/A
Maxwell Townhomes	156	N/A	466	N/A
Champion Farms	257	N/A	683	N/A
Fieldstone	114	N/A	525	N/A
Pinehurst	79	N/A	160	N/A
Pheasant Run	95	N/A	253	N/A
Retreat of Shawnee	190	N/A	508	N/A
Conifer Crossing	422	N/A	1,126	N/A
Coursey Place	364	N/A	973	N/A
Pines of York	178	N/A	475	N/A
Addison Place	422	N/A	441	N/A
Chisholm Place	75	N/A	122	N/A
Berkeley Trace	125	N/A	130	N/A
Berkeley Run	159	N/A	165	N/A
Merrywood	15	N/A	15	N/A
Sunset Ridge 1	71	N/A	71	N/A
Sunset Ridge 2	10	N/A	11	N/A

(1) Excludes the amortization of the premium related to the fair value adjustments which is amortized to interest expense over the term of the related debt as well as the amortization of deferred finance costs.
As of September 30, 2014 and December 31, 2013, the Company had $7.6 million and $4.5 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes and capital reserve accounts.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments for the debt secured by the properties included in the Paladin acquisition, for each of the next five years ending September 30, and thereafter, are as follows (in thousands):

2015	$4,937
2016	66,505
2017	15,115
2018	19,400
2019	49,462
Thereafter	245,142
$400,561
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to Addison Place by July 1, 2018.
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2014, the property must maintain a certain level of debt service coverage.
NOTE 11 - CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

							Interest Expense for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three months ended September 30,		Nine Months Ended September 30,
Lender	September 30, 2014		December 31, 2013				2014	2013	2014	2013
Bank of America	$10,086	$30,000	$1,541	5/23/2017	LIBOR plus 3%	3.16%	$167	$6	$202	$15
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.11%	126	—	373	—
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.16%	69	—	204	—
	$45,586	$30,000	$37,041				$362	$6	$779	$15

(1)	Variable rate based on one-month LIBOR of 0.1565% (as of September 30, 2014).
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow under the Bank of America Credit Facility from $25.0 million to $50.0 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value of $87.5 million and are guaranteed by the Company.
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
The Company was in compliance with all such covenants at September 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association, or PNC, for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, the Company amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. The Company was in compliance with all covenants at September 30, 2014.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured credit facility ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of The Westside Apartments (formerly known as the Brentdale Apartments). The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. The Company paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000.
The Brentdale Credit Facility includes both a guarantor net worth, liquidity and leverage covenant and a property debt service coverage covenant. The Company was in compliance with the guarantor requirements at September 30, 2014. The property debt service coverage covenant is only required to be met after January 1, 2015.
NOTE 12 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  Accumulated amortization as of September 30, 2014 and December 31, 2013 was approximately $1.3 million and $419,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending September 30, and thereafter, are as follows (in thousands):

2015	$1,402
2016	1,319
2017	1,108
2018	782
2019	601
Thereafter	928
$6,140
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 (in thousands):

Net unrealized gain (loss) on derivatives
January 1, 2014	$20
Unrealized loss on designated derivative	(225)
September 30, 2014	$(205)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Relationship with RAI
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and $750,000 for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2014. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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
Property management fees. The Manager earns 4.5% of the gross receipts from our properties, provided that for properties that are less than 75% occupied, the manager receives a minimum fee for the first 12 months of ownership, for performing certain property management and leasing activities.
Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

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
The fees earned/expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	September 30, 2014	December 31, 2013
Receivables from related parties:
RAI and affiliates - insurance funds held in escrow	$1,346	$530

Payables to related parties:
Advisor:
Expense reimbursements	$725	$775

Resource Real Estate Opportunity Manager, LLC:
Property management fees	349	266
Operating expense reimbursements	586	500

Resource Securities, Inc.
Selling commissions and dealer manager fees	—	174

Other	24	3
	$1,684	$1,718

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$2,585	$2,468	$8,189	$4,300
Asset management fees (2)	$2,001	$717	$5,041	$1,640
Disposition fees (3)	$271	$—	$421	$116
Debt financing fees (4)	$250	$41	$1,396	$41
Organization and offering costs (5)	$—	$71	$—	$274
Overhead allocation (6)	$641	$131	$1,556	$329

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,021	$482	$2,565	$1,256
Construction management fees (7)	$530	$233	$1,206	$640
Debt servicing fees (2)	$1	$2	$7	$4

Resource Securities, Inc.:
Selling commissions and dealer manager fees (5)	$—	$10,031	$—	$21,887

Other:
Ledgewood	$43	$56	$143	$138
Graphic Images	$4	$120	$37	$340

(1)    Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)    Included in Management fees on the consolidated statements of operations and comprehensive loss.
(3)    Included in Net gain on dispositions on the consolidated statements of operations and comprehensive loss.
(4)    Included in Deferred financing costs, net on the consolidated balance sheets.
(5)    Included in Stockholders' equity on the consolidated balance sheets.
(6)    Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.
(7)    Included in Rental Properties, net on the consolidated balance sheets.

NOTE 15 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2014, the Company had issued an aggregate of 68,551,374 shares, of its $0.01 par value common stock as follows (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	2,654,420	25,217
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	68,551,374	$660,031
Convertible Stock
As of September 30, 2014 and December 31, 2013, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the three months ended September 30, 2014, the Company redeemed its shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2014	15,163	$8.76	188,275	(2)
August 2014	—	$—	188,275	(2)
September 2014	9,749	$8.75	198,024	(2)

(1)	All redemptions of equity securities by the Company in the three months ended September 30, 2014 were made pursuant to the Company's share redemption program.

(2)	The Company currently limits the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three and nine months ended September 30, 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

Distributions
For the nine months ended September 30, 2014, the Company paid aggregate distributions of $20.3 million, including $6.1 million of distributions paid in cash and $14.2 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 2, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
			$14,181	$6,086	$20,267
On July 16, 2014, the Company's Board of Directors authorized cash distributions of $0.03333 per common share to stockholders of record as of the close of business on September 30, 2014 and October 31, 2014 to be paid on October 1, 2014 and November 3, 2014, respectively. Both distributions, aggregating $4.6 million, are included in the consolidated balance sheets in Distributions payable at September 30, 2014. On October 6, 2014, the Company's Board of Directors amended the October dividend record date, distribution date and the amount per share. The Board of Directors increased the cash distribution to $0.05 per common share to stockholders of record as of the close of business on October 30, 2014 to be paid on October 31, 2014.
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company had increased its accumulated deficit by $21.3 million as of September 30, 2014.
NOTE 16 - FAIR VALUE MEASURES AND DISCLOSURES
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
SEPTEMBER 30, 2014
(unaudited)

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

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Interest rate caps	$—	$130	$—	$130
	$—	$130	$—	$130

December 31, 2013
Assets:
Interest rate caps	$—	$290	$—	$290
	$—	$290	$—	$290
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,526	$1,526	$1,724	$1,724

Mortgage notes payable	$(401,837)	$(394,184)	$(111,811)	$(110,413)

Revolving credit facilities	$(45,586)	$(45,586)	$(37,041)	$(37,041)
The fair value of the loans held for investment, net, was estimated by comparing the recorded amount of the loan to the fair value of the collateral. On February 27, 2014, the Company foreclosed on the property securing the Peterson Note. On March 3, 2014, an offer to purchase the property was presented to the Company for $24,000 less than the carrying amount of the note. On April 10, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartments. Accordingly, the Company had adjusted the carrying amount of the note at December 31, 2013 for such impairment. (Level 3)
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The fair values of the revolving credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable. (Level 3)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES
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
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also served to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of four interest rate caps that were designated as cash flow hedges during 2013 and 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and the year end December 31, 2013, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	4	$59,833	July 1, 2018 to November 1, 2018

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of September 30, 2014 and December 31, 2013 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$130	Interest rate caps	$290	—	$—	—	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 18 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2014 were in compliance with the charter imposed limitation.
NOTE 19 - GAIN ON FORECLOSURE
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company's fair value of the property exceeded the carrying value of the Deerfield Note by $3.4 million. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $3.5 million during the nine months ended September 30, 2013.
NOTE 20 - SUBSEQUENT EVENTS
    On October 6, 2014, the Company's Board of Directors authorized cash distributions of $0.05 per common share to stockholders of record as of the close of business on October 30, 2014, November 26, 2014 and December 30, 2014 to be paid on October 31, 2014, November 28, 2014 and December 31, 2014, respectively.
On November 7, 2014, the Company entered into a mortgage loan in the amount of $36.4 million and secured by Parkridge Place. The loan has a fixed interest rate of 3.87% and a term of seven years.
On November 12, 2014, the Company funded $3.5 million out of a total commitment of $5 million for a preferred equity investment in Spring Hill Investors Limited Partner, LLC, which has an indirect ownership of the Spring Hill Apartments, a 606-unit multifamily property located in Dallas, Texas. The Company will earn a preferred equity return of 12% on its investment.
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
Overview
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties  purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”).  However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets.  We currently anticipate holding approximately 50% of our total assets in category (i) and 50% of our total assets in category; (ii) however, that may change depending on market and economic conditions.
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
Results of Operations
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.  As of September 30, 2014, we owned interests in a total of 38 multifamily properties. During the three and nine months ended September 30, 2014, we acquired interests in two and 18 multifamily properties, respectively. We also disposed of two and three properties during the three and nine months ended ended September 30, 2014, respectively. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Revenues:
Rental income	$26,812	$11,026
Interest income	63	73
Total revenues	26,875	11,099

Expenses:
Rental operating	15,942	7,268
Acquisition costs	2,932	3,711
Management fees	3,163	1,210
General and administrative	2,219	1,319
Loss on disposal of assets	2,473	—
Depreciation and amortization expense	11,673	5,285
Total expenses	38,402	18,793
Loss before other expenses	(11,527)	(7,694)

Other (expense) income:
Net gain on dispositions	7,824	—
Insurance proceeds received in excess of cost	355	—
Gain on forfeiture/redemption of stock	—	7
Interest expense	(4,138)	(149)
Loss from continuing operations	(7,486)	(7,836)

Discontinued operations:
Loss from discontinued operations	—	(24)
Income from discontinued operations, net	—	(24)
Net loss	(7,486)	(7,860)
Net loss attributable to noncontrolling interest	215	—
Net loss attributable to stockholders	$(7,271)	$(7,860)
Revenues: During the three months ended September 30, 2014 and 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties in which we owned interests from 21 at September 30, 2013 to 38 at September 30, 2014.
Expenses.  Our rental operating expenses increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to an increase in the number of operating properties in which we owned interests. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦
General and administrative expenses increased by $900,000 from $1.3 million for the three months ended September 30, 2013 to $2.2 million for the three months ended September 30, 2014, primarily related to a $598,000 increase in salary and benefits allocated to us by our Advisor due to the increased properties under management. We owned an average of 19 properties during the three months ended September 30, 2013 which increased to 37 properties during for the three months ended September 30, 2014.

◦
Acquisition costs for the three months ended September 30, 2014 were $2.9 million (primarily related to the acquisition of interests in two properties with an aggregate purchase price of $83.5 million) as compared to acquisition costs of $3.7 million for the three months ended September 30, 2013 (related to the origination of one loan and the acquisition of four properties with an aggregate value of $105.3 million).  Also included in acquisition costs during the three and nine months ended September 30, 2013 were approximately $750,000 in third-party professional fees

(Back to Index)

(Back to Index)

incurred in connection with the Agreement and Plan of Merger by and among us and Paladin Realty Income Properties, Inc. (“Paladin”).

◦
The $2.5 million loss on disposal of assets for the three months ended September 30, 2014 is due to the disposal of fixed assets in the ordinary course of business, primarily at our newly acquired properties that resulted from renovations at such properties.

◦
The $7.8 million net gain on dispositions included in other (expense) income for the three months ended September 30, 2014 reflects the sale of two properties in the period. We sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of approximately $8.3 million on the disposition. In addition, we sold our 49% interest in one of the Paladin joint ventures, Parkhill Partners I, LLC ("Hilltop Village"), on July 1, 2014 to our joint venture partner for no consideration and recognized a loss on the sale of $500,860.

◦
The $4.0 million increase in interest expense is due to draw downs on our line of credit as well as the borrowings under 16 additional mortgage loans into which we entered subsequent to September 30, 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
		(Remeasured)
Revenues:
Rental income	$72,391	$26,335
Gain on foreclosures	—	3,460
Interest income	284	188
Total revenues	72,675	29,983

Expenses:
Rental operating	41,249	17,143
Acquisition costs	9,467	6,229
Foreclosure costs	—	49
Management fees	8,110	2,856
General and administrative	7,991	3,886
Loss on disposal of assets	4,121	36
Depreciation and amortization expense	36,572	11,169
Total expenses	107,510	41,368
Loss before other expenses	(34,835)	(11,385)

Other (expense) income:
Net gain on dispositions	10,365	—
Insurance proceeds received in excess of cost basis	355	—
Gain on forfeiture/redemption of stock	—	29
Interest expense	(10,034)	(396)
Loss from continuing operations	(34,149)	(11,752)

Discontinued operations:
Income (loss) from discontinued operations	2	(698)
Net gain on dispositions	—	3,173
Income from discontinued operations, net	2	2,475
Net loss	(34,147)	(9,277)
Net loss attributable to noncontrolling interests	1,625	—
Net loss attributable to stockholders	$(32,522)	$(9,277)

(Back to Index)

(Back to Index)

Revenues: During the nine months ended September 30, 2014 and 2013, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased number of operating properties in which we owned interests from 21 at September 30, 2013 to 38 at September 30, 2014. During the nine months ended September 30, 2013, we recorded a gain on foreclosure of $3.5 million for the excess of market value over carrying value at one foreclosed property.
Expenses.  Our rental operating expenses increased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to an increase in the number of operating properties we owned. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

◦
General and administrative expenses increased by $4.1 million from $3.9 million for the nine months ended September 30, 2013 to $8.0 million for the nine months ended September 30, 2014, primarily related to the following:

◦
General and administrative expenses increased at the property level from $2.5 million for the nine months ended September 30, 2013 to $4.7 million for the nine months ended September 30, 2014 due to the increase of average properties owned from 16 for the nine months ended September 30, 2013 to 35 for the nine months ended September 30, 2014 .

◦
Other company level general and administrative expenses increased, primarily related to a $1.3 million increase in payroll expense allocated to us by our Advisor due to the increase in properties under management.

◦
Acquisition costs for the nine months ended September 30, 2014 were $9.5 million (primarily related to the acquisition of interests in 18 properties with an aggregate purchase price of $304.2 million) as compared to acquisition costs of $6.2 million for the nine months ended September 30, 2013 (related to the origination of one loan and the acquisition of nine properties with an aggregate value of $169.7 million).

◦
The $4.1 million loss on disposal of assets for the nine months ended September 30, 2014 is due to the disposal of fixed assets in the ordinary course of business due to renovations at our newly acquired properties.

◦
The $10.4 million net gain on dispositions included in other (expense) income for the nine months ended September 30, 2014 reflects the sale of three properties in the period. We sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.6 million on the disposition. We sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of approximately $8.3 million on the disposition. In addition, we sold our 49% interest in Hilltop Village on July 1, 2014 to our joint venture partner for no consideration and recognized a loss on the sale of $500,860.

◦
The $9.6 million increase in interest expense for the nine months ended September 30, 2014 is due to draw downs on our line of credit as well as the borrowings under 16 additional mortgage loans into which we entered subsequent to September 30, 2013.

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
Capital Expenditures.
We deployed a total of $27.9 million during the nine months ended September 30, 2014 for capital expenditures primarily related to unit rehabilitations, which included the following (in thousands):

(Back to Index)

(Back to Index)

	Capital deployed during the nine months ended	Remaining capital budgeted
Property	September 30, 2014
Maxwell Townhomes	$2,805	$2,548
The Nesbit Palisades	2,613	$5,782
The Westside Apartment Homes	2,353	$4,185
Trailpoint at The Woodlands	2,314	$1,689
SkyView Apartments Homes	2,018	$2,020
All other properties	15,840
	$27,943
An estimated additional $15.1 million in capital is budgeted to be deployed over the next two years for improvements to Sunset Ridge and Parkridge, which were purchased during the three months ended September 30, 2014.
Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013, at which time we had raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64,926,311 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share.
Gross offering proceeds
As of September 30, 2014, an aggregate of 68,551,374 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	2,654,420	25,217
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	68,551,374	$660,031
Credit Facilities
We have $30.0 million currently available to draw and an outstanding balance of $10.1 million on our secured credit facility, or the Bank of America Credit Facility, with Bank of America, N.A., or Bank of America, as of September 30, 2014. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $87.5 million and are guaranteed by us. We were in compliance with all covenants under this facility as of September 30, 2014.
As of September 30, 2014, we had outstanding borrowings of $12.5 million and no current availability under our our $15.0 million secured credit facility, or the Jefferson Point Credit Facility, with PNC Bank, National Association, or PNC Bank. Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, we amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. We were in compliance with all covenants under this facility at September 30, 2014.

(Back to Index)

(Back to Index)

As of September 30, 2014, we had outstanding borrowings of $23.0 million and no availability under our $29.7 million secured credit facility, the Brentdale Credit Facility, with U.S. Bank National Association, or US Bank .  Draws under the Brentdale Credit Facility are secured by the assets of The Westside Apartments (formerly known as Brentdale Apartments). We provided a $6.5 million repayment guarantee. We were in compliance with all covenants under this facility as of September 30, 2014.
Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands, except percentages):

		Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate
	Face Value							Average Monthly Debt Service
Collateral	September 30, 2014			December 31, 2013
Vista Apartment Homes	$8,693	$—	$8,693	$8,846	5/1/2017	2.77%	(1)	$38
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.46%	(1)	35
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)	52
Ivy at Clear Creek	8,586	—	8,586	8,586	11/1/2023	2.57%	(1)	44
Trailpoint at the Woodlands	19,362	—	19,362	19,362	11/1/2023	2.57%	(1)	100
Verona Apartment Homes	22,952	—	22,952	23,235	1/1/2019	3.60%	(2)	106
Skyview Apartment Homes	18,533	—	18,533	18,762	1/1/2019	3.60%	(2)	85
The Nesbit Palisades	20,298	—	20,298	—	7/1/2024	2.11%	(1)	108
Maxwell Townhomes	14,148	—	14,148	14,300	1/1/2022	4.32%	(2)	71
Champion Farms	16,350	329	16,679	—	7/1/2016	6.14%	(2)	85
Fieldstone	15,921	—	15,921	—	6/26/2016	2.56%	(1)	73
Pinehurst	4,236	13	4,249	—	1/1/2017	5.58%	(2)	39
Pheasant Run	6,250	182	6,432	—	10/1/2018	5.95%	(2)	31
Retreat of Shawnee	13,324	278	13,602	—	2/1/2019	5.58%	(2)	99
Conifer Crossing	27,650	280	27,930	—	9/1/2016	5.96%	(2)	171
Coursey Place	28,074	153	28,227	—	8/1/2021	5.07%	(2)	154
Pines of York	15,588	(445)	15,143	—	12/1/2021	4.46%	(2)	80
Addison Place	50,000	—	50,000	—	7/1/2020	3.38%	(2)	195
Chisholm Place	11,587	—	11,587	—	6/1/2024	2.67%	(1)	41
Berkeley Trace	14,279	—	14,279	—	7/1/2019	3.42%	(2)	64
Berkeley Run	18,092	—	18,092	—	7/1/2019	3.42%	(2)	81
Merrywood	24,225	—	24,225	—	10/1/2021	4.34%	(2)	120
Sunset Ridge 1	20,626	428	21,054	—	10/1/2020	4.58%	(2)	113
Sunset Ridge 2	3,067	58	3,125	—	10/1/2020	4.54%	(2)	16
	$400,561	$1,276	$401,837	$111,811

(1)	Variable rate based on one-month LIBOR of 0.1565% (as of September 30, 2014).

(2)	Fixed rate.
At September 30, 2014, the weighted average interest rate of all our outstanding indebtedness was 3.84% .
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

(Back to Index)

(Back to Index)

financing, proceeds from the disposition of assets and, to the extent we co-invest with other entities, capital from any future joint venture partners.
Operating Properties
As of September 30, 2014, wholly-owned interests in multifamily properties are as follows:

Property	Apartment Complex	Number of Units	Location
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Bristol Holdings, LLC (“Bristol”)	The Redford	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	196	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee	342	Shawnee, KS
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Berkeley Run	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Berkeley Trace	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Merrywood	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Parkridge Place	536	Irving, TX
		9,729

(Back to Index)

(Back to Index)

The consolidated financial statements also include our majority-owned and/or controlled joint venture interests as follows:

Property	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC ("Champion Farms")	70.0%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC ("Fieldstone")	83.0%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC ("Conifer Place")	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC ("Stone Ridge")	77.7%	Stone Ridge	191	Columbia, SC
FP-1, LLC ("Pines of York")	90.0%	Pines of York	248	Yorktown, VA
			1,389
Operating Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 14 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2014 did not exceed the charter imposed limitation.
Distributions
For the nine months ended September 30, 2014, we paid aggregate distributions of $20.3 million, including $6.1 million of distributions paid in cash and $14.2 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 2, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
			$14,181	$6,086	$20,267
On July 16, 2014, our Board of Directors authorized cash distributions of $0.03333 per common share to stockholders of record as of the close of business on September 30, 2014 and October 31, 2014 to be paid on October 1, 2014 and November 3, 2014, respectively. Both distributions aggregating $4.6 million, are included in the consolidated balance sheets in Distributions payable at September 30, 2014. On October 6, 2014, the Company's Board of Directors amended the October dividend record date, distribution date and the amount per share. The Board of Directors increased the cash distribution to $0.05 per common share per common share to stockholders of record as of the close of business on October 30, 2014 to be paid on October 31, 2014.

(Back to Index)

(Back to Index)

Since our formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, our accumulated deficit increased by $21.3 million as of September 30, 2014.
Our net loss attributable to common stockholders' for the nine months ended September 30, 2014 was $32.5 million and net cash provided by operating activities of continuing operations was $354,000. For the nine months ended September 30, 2014, 1.8% of our distributions was funded from net cash provided by operating activities of continuing operations, 84.1% of our distributions was funded from proceeds from the disposal of two real estate assets and 14.1% of our distributions was funded from proceeds from debt financing. Our cumulative cash distributions and net loss from inception through September 30, 2014 were $36.9 million and $70.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the three and nine months ended September 30, 2014 and 2013, respectively.
Stabilized assets during the three and nine months ended September 30, 2014 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside Apartments, Verona Apartment Homes, Skyview Apartment Homes, The Nesbit Palisades, Chisholm Place, Addison Place, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village, Retreat at Shawnee, Pheasant Run, Pinehurst, Champion Farms, Fieldstone, Berkeley Trace and Berkeley Run. Unstabilized assets during the three and nine months ended September 30, 2014 included: Mosaic, One Hundred Chevy Chase Apartments, Tech Center Square, Maxwell Townhomes, Meridian Pointe, Merrywood, Sunset Ridge and Parkridge Place. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.

(Back to Index)

(Back to Index)

Stabilized assets during the three and nine months ended September 30, 2013 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Ivy at Clear Creek, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside, Tech Center Square, Skyview Apartment Homes and Town Park (which was sold in April 2013). Unstabilized assets during the three and nine months ended September 30, 2013 consisted of Mosaic, The Reserve at Mt. Moriah, The Alcove, One Hundred Chevy Chase Apartments, Retreat at Rocky Ridge, Verona Apartment Homes and Heatherwood (which was sold in April 2013). Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
				(Remeasured)
Net loss attributable to stockholders – GAAP	$(7,271)	$(7,860)	$(32,522)	$(9,277)
Gain on foreclosure	—	—	—	(3,460)
Net gains on dispositions	(7,824)	—	(10,365)	(3,173)
Depreciation expense	8,624	3,097	22,039	7,071
FFO	(6,471)	(4,763)	(20,848)	(8,839)
Adjustments for straight-line rents	129	(34)	(241)	(157)
Amortization of intangible lease assets	2,516	2,188	12,122	4,098
Impairment charge	—	—	—	539
Debt premium amortization	(89)	—	(261)	—
Acquisition costs	2,932	3,711	9,467	6,229
MFFO	$(983)	$1,102	$239	$1,870
Net gains (loss) on dispositions	7,824	—	10,365	3,173
AFFO	$6,841	$1,102	$10,604	$5,043

Basic and diluted loss per common share - GAAP	$(0.11)	$(0.22)	$(0.48)	$(0.28)
FFO per share	$(0.09)	$(0.13)	$(0.31)	$(0.27)
MFFO per share	$(0.01)	$0.03	$—	$0.06
AFFO per share	$0.10	$0.03	$0.16	$0.15

Weighted average shares outstanding	68,197	36,156	67,773	33,055

(Back to Index)

(Back to Index)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
Net loss attributable to stockholders- GAAP	$(4,281)	$(2,990)	$(7,271)	$(1,492)	$(6,368)	$(7,860)
Net (gain) loss on dispositions	(7,824)	—	(7,824)	—	—	—
Depreciation expense	7,195	1,429	8,624	2,597	500	3,097
FFO	(4,910)	(1,561)	(6,471)	1,105	(5,868)	(4,763)
Adjustments for straight-line rents	129	—	129	(34)	—	(34)
Amortization of intangible lease assets	2,108	408	2,516	1,258	930	2,188
Debt premium amortization	(89)	—	(89)	—	—	—
Acquisition costs	2,699	233	2,932	359	3,352	3,711
MFFO	(63)	(920)	(983)	2,688	(1,586)	1,102
Net gain (loss) on dispositions	7,824	—	7,824	—	—	—
AFFO	$7,761	$(920)	$6,841	$2,688	$(1,586)	$1,102

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
				(Remeasured)
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
Net income (loss) attributable to stockholders- GAAP	$(20,528)	$(11,994)	$(32,522)	$2,180	$(11,457)	$(9,277)
Net (gain) loss on dispositions	(10,365)	—	(10,365)	(3,199)	26	(3,173)
Gain on foreclosure	—	—	—	—	(3,460)	(3,460)
Depreciation expense	18,561	3,478	22,039	5,840	1,231	7,071
FFO	(12,332)	(8,516)	(20,848)	4,821	(13,660)	(8,839)
Adjustments for straight-line rents	(239)	(2)	(241)	(157)	—	(157)
Impairment charge	—	—	—	—	539	539
Amortization of intangible lease assets	10,126	1,996	12,122	2,554	1,544	4,098
Debt premium amortization	(261)	—	(261)	—	—	—
Acquisition costs	6,735	2,732	9,467	1,521	4,708	6,229
MFFO	4,029	(3,790)	239	8,739	(6,869)	1,870
Net (gain) loss on disposition	10,365	—	10,365	3,199	(26)	3,173
AFFO	$14,394	$(3,790)	$10,604	$11,938	$(6,895)	$5,043

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
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On October 6, 2014, our Board of Directors authorized cash distributions of $0.05 per common share to stockholders of record as of the close of business on October 30, 2014, November 26, 2014 and December 30, 2014 to be paid on October 31, 2014, November 28, 2014 and December 31, 2014, respectively.
On November 7, 2014, we entered into a mortgage loan in the amount of $36.4 million secured by Parkridge Place. The loan has a fixed interest rate of 3.87% and a term of seven years.
On November 12, 2014, we funded $3.5 million of a total commitment of $5 million for a preferred equity investment in Spring Hill Investors Limited Partner, LLC, which has an indirect ownership of the Spring Hill Apartments, a 606-unit multifamily property located in Dallas, Texas. We will earn a preferred equity return of 12% on our investment.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2014 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended September 30, 2014, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2014	15,163	$8.76	188,275	(3)
August 2014	—	—	188,275	(3)
September 2014	9,749	$8.75	198,024	(3)

(1)	All redemptions of equity securities in the three months ended September 30, 2014 were made pursuant to our share redemption program.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended September 30, 2014.
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
4.1
Form of Distribution Reinvestment Plan Enrollment Form, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-3 (No. 333-160463) filed December 30, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-3 (No. 333-160463) filed December 30, 2013)

10.1	Renewal Agreement, dated September 15, 2014, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 14, 2014	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)