Form 10-K
period 2014-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2015-03-31
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the Registrant's shares of common stock.  The Registrant conducted an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.00 per share, with discounts available for certain categories of purchasers. The Registrant terminated its primary offering on December 13, 2013 and is continuing to offer shares of it s common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $9.50 per share pursuant to a registration statement on Form S-3D. There were approximately 67,568,998 shares of common stock held by non-affiliates at June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 20, 2015, there were 69,721,754 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring under performing or distressed real estate and real estate loans that are being sold at discounted prices. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2014, we owned 38 multifamily properties, as described further in “Item 2. Properties” below, two performing loans and one preferred equity interest. We intend to continue to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of macro-economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.
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
On June 16, 2010, we commenced our initial primary public offering of up to 75,000,000 shares and a public offering of up to an additional 7,500,000 shares pursuant to our distribution reinvestment plan. An affiliate of our Advisor, Resource Securities, Inc., or Resource Securities, served as the dealer manager. We offered shares of our common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.
The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. We are continuing to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to $9.50 per share. In the year ended December 31, 2014, we issued an additional 2,410,424 shares through our distribution reinvestment plan for gross proceeds of $22.9 million.

(Back to Index)

(Back to Index)

Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. We currently anticipate holding approximately 25% of our total assets in categories (i) and 75% of our total assets in category (ii), however, that may change depending on market and economic conditions. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize our return. Today, we generally expect to reinvest the return of capital from such sales and to distribute gains from such sales to our stockholders in the form of distributions.
We believe the continued disruption in the commercial real estate and credit markets that began with the 2007 economic downturn and parallel credit crisis continues to present an attractive environment to acquire U.S. commercial real estate and real estate-related debt. Our Advisor, its predecessors and its affiliates have over 20 years of experience in acquiring, managing and disposing of real estate assets. We believe this extensive experience in discounted real estate assets and multifamily rental properties along with our sponsor's proven experience sponsoring a publicly traded REIT and our sponsor's long standing contacts in the financial services industry distinguish us from our competitors.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $2.5 million in us and as of December 31, 2014, it owned 276,056 shares of our common stock and 32,418 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2014, our Advisor has granted 18,762 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,217 have been forfeited and returned to the Advisor as of December 31, 2014. The outstanding shares will vest ratably over the next three years, and 16,311 of these shares have vested as of December 31, 2014.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management, Inc., d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2014, managed 75 multifamily rental properties in 24 states with over 20,000 units. Resource Residential has over 500 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
Distributions
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 3, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
September 30, 2014	0.03333	October 1, 2014	1,581	697	2,278
October 30, 2014	0.05	October 31, 2014	2,371	1,055	3,426
November 26, 2014	0.05	November 28, 2014	2,376	1,061	3,437
December 30, 2014	0.05	December 31, 2014	2,389	1,060	3,449
			$22,898	$9,959	$32,857
Since its formation, we have also declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of our common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million in the aggregate as of December 31, 2014.
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

(Back to Index)

(Back to Index)

Employees and Economic Dependency
We have no paid employees. The employees of our Advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, proxy statement, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, proxy statement, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourcereit.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
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
Because of the concentration of a significant portion of our assets in two geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2014, our real estate investments in Texas and Georgia represented approximately 32% and 22% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

(Back to Index)

(Back to Index)

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

(Back to Index)

If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.
We will declare distributions when our board of directors determines we have sufficient cash flow. We generally expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, debt securities, properties and other assets. However, we may set distribution rates at levels we believe we will be able to cover with anticipated future cash flows from operating activities. In order to make these cash distributions, we may be required to use alternative funding sources.
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
For the year ended December 31, 2014, we paid aggregate cash distributions of $32.9 million including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in our shares through our distribution reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2014 was $46.2 million and net cash used in operating activities was $986,000. Our cumulative distributions and net loss attributable to common stockholders from inception through December 31, 2014 are $49.5 million and $83.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, proceeds from disposal of real estate, and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
The value of a share of our common stock has been diluted as a result of our payment of stock distributions and will be further diluted if we make additional stock distributions.
We have issued stock distributions to our stockholders and may continue to issue such stock distributions in the future. We seek to purchase assets that may have limited operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not intend to change our per share public offering price until up to 18 months after the termination of the primary portion of our initial public offering (which occurred in December 2013). Therefore, investors who purchased shares early in our offering, as compared with later investors, received more shares for the same cash investment as a result of any stock distributions. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the value per share for investors who purchased our stock later in the offering will be below the value per share of earlier investors.
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

(Back to Index)

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

•
the amounts that may be invested in properties as compared with the amounts that we may invest in real estate-related debt investments or mortgage loans, each of which may be leveraged and will have differing risks and profit potential; or

•	the amounts that may be invested in any one real estate investment (the greater the amounts invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).
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
We are currently offering shares pursuant to our distribution reinvestment plan at $9.50 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2014, our net tangible book value per share was $6.60.
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

(Back to Index)

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

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition, debt financing, and asset management fees payable to our Advisor;

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
If approved by the unanimous vote of our conflicts committee, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.

(Back to Index)

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
In connection with the commencement of our initial public offering, our Advisor exchanged 4,500 shares of common stock for 45,000 shares of our convertible stock and purchased 4,063 shares of our convertible stock that were not sold in our private offering. As of December 31, 2014, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 937 shares of our convertible stock and a total of 50,000 shares of convertible stock were issued and outstanding. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”  Upon a Triggering Event, our convertible stock will, unless our advisory agreement has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

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

(Back to Index)

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

(Back to Index)

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

We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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

(Back to Index)

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

(Back to Index)

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
We are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, instability in the financial markets may limit the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity would have the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should economic conditions worsen, an inability of the underlying real estate assets to produce income may weaken our return on our investments, which in turn, may weaken your return on investment.
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

(Back to Index)

Residents of multifamily rental properties or tenants of other property classes we intend to acquire as discounted real estate assets that have experienced personal financial problems or a downturn in their business may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.
The discounted real estate assets may involve investments in residential or commercial leases with residents or tenants who have experienced a downturn in their residential or business leases and with residents or tenants that have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, resulting in their failure to make timely rental payments or their default under their leases or debt instruments. In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
We have owned in the past, and may own in the future, student housing properties. Similar to multifamily rental properties, we expect to generally lease student housing properties under short-term, 12-month leases, and in certain cases, under nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.
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
The student housing properties that we may own may face significant competition from university-owned on-campus student housing, from other off-campus student housing properties and from traditional multifamily housing located within close proximity to universities.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in other real estate-related debt investments may be similarly affected by real estate property values. Therefore, our real estate-related debt investments are subject to the risks typically associated with real estate, which are described above under the heading “-Risks Related to Investments in Real Estate.”
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

(Back to Index)

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
Our investments in subordinated loans may be subject to losses.
We may acquire subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient capacity to cure the default, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Until recently, Fannie Mae and Freddie Mac had reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that began in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. If new U.S. government legislation or regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
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
Although, based on current lending market conditions, we do not expect to incur debt financing that would cause our total liabilities to exceed approximately 50% to 55% of the aggregate value of our assets, our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

(Back to Index)

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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). As a REIT, we are not subject to federal corporate income tax to the extent that we distributes 100% of our REIT taxable income each year.

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

(Back to Index)

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
We may be deemed to be, or we may make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are

(Back to Index)

not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would generally be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions or other financing arrangements.
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

(Back to Index)

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

(Back to Index)

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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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

(Back to Index)

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
Real Estate Investments
As of December 31, 2014, we owned interests in 38 multifamily properties, including interests in nine of the 11 properties purchased on January 28, 2014 as part of the Paladin Realty Income Properties, Inc. (“Paladin”) portfolio acquisition, encompassing approximately 10.7 million rentable square feet. We acquired these properties from third parties unaffiliated with us or our Advisor. Please refer to Liquidity and Capital Resources- Mortgage Debt for information regarding the mortgage debt secured by certain of our properties. The following is a summary of our real estate properties as of December 31, 2014 (dollars in thousands):

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (2)	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
107th Avenue		Omaha, NE	5	8/18/2010	$225	1961	860	100.0%	$584
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	94.0%	$1,401
The Redford		Houston, TX	856	3/27/2012	$11,400	1979	808	94.7%	$728
Cannery Lofts	(7) (8)	Dayton, OH	156	5/13/2011	$7,100	1838	1,030	96.2%	$1,057
Williamsburg		Cincinnati, OH	976	6/20/2012	$41,250	1966	1,099	88.5%	$876
Mosaic		Oklahoma City, OK	216	12/6/2012	$2,050	1974	721	80.6%	$564
The Reserve at Mt. Moriah		Memphis, TN	220	12/7/2012	$2,275	1974	964	86.4%	$627
Cityside Crossing		Houston, TX	360	12/19/2012	$14,425	2000	1,163	94.7%	$968
The Alcove		Houston, TX	292	12/21/2012	$5,500	1978	787	96.6%	$711
Deerfield	(9)	Hermantown, MN	166	3/21/2012	$10,300	1993	1,539	93.4%	$1,142

(Back to Index)

One Hundred Chevy Chase Apartments		Lexington, KY	244	3/13/2013	$6,850	1968	888	65.6%	$774
Ivy at Clear Creek		Houston, TX	244	3/28/2013	$11,750	1979	929	91.8%	$991
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	$8,500	1986	869	71.8%	$780
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	$27,200	1981	859	72.0%	$1,136
Affinity at Winter Park		Winter Park, FL	192	6/27/2013	$10,100	1969	1,074	69.8%	$855
The Westside Apartments		Plano, TX	412	7/25/2013	$32,200	1984	862	82.0%	$984
Tech Center Square		Newport News, VA	208	9/9/2013	$18,250	1985	803	75.5%	$875
Verona Apartment Homes		Littleton, CO	276	9/30/2013	$30,600	1985	744	77.9%	$1,087
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	$24,250	1985	748	86.2%	$1,008
The Nesbit Palisades		Alpharetta, GA	437	10/25/2013	$25,050	1985	954	82.8%	$843
Maxwell Townhomes		San Antonio, TX	314	12/16/2013	$22,500	1982	1,015	64.3%	$1,022
Meridian Pointe		Burnsville, MN	339	12/20/2013	$33,149	1988	982	67.0%	$1,073
Evergreen at Coursey Place	(10))	Baton Rouge, LA	352	1/28/2014	$15,499	2003	999	89.2%	$1,149
Champion Farms	(11)	Louisville, KY	264	1/28/2014	$6,395	1998	941	91.7%	$1,035
Fieldstone	(11)	Woodlawn, OH	266	1/28/2014	$6,781	1928	942	91.4%	$946
Pinehurst	(12)	Kansas City, MO	146	1/28/2014	$3,588	1983	816	88.4%	$780
Pheasant Run	(12)	Lee's Summit, MO	160	1/28/2014	$4,277	1985	700	89.4%	$823
Retreat at Shawnee	(12)	Shawnee, KS	342	1/28/2014	$5,369	1984	674	89.5%	$690
Conifer Place	(11)	Norcross, GA	421	1/28/2014	$4,870	1981	1233	93.1%	$959
Stone Ridge	(11)	Columbia, SC	188	1/28/2014	$5,176	1974	1026	81.9%	$700
Pines of York	(13)	Yorktown, VA	248	1/28/2014	$8,087	1974	987	93.6%	$970
Addison Place		Alpharetta, GA	403	3/28/2014	$70,500	1999	1457	94.3%	$1,506
Chisholm Place		Plano, TX	142	5/5/2014	$15,000	1981	1149	88.7%	$1,173
Berkeley Run		Atlanta, GA	194	5/19/2014	$29,500	1995	961	88.7%	$1,194
Berkeley Trace		Atlanta, GA	165	5/19/2014	$22,250	1995	906	85.5%	$1,109
Merrywood		Katy, TX	228	6/26/2014	$32,300	2000	1015	93.9%	$1,252
Sunset Ridge		San Antonio, TX	324	9/4/2014	$35,000	1949	861	91.1%	$1,035
Parkridge Place		Irving, TX	536	9/29/2014	$48,500	1984	850	94.0%	$934
			11,126

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)	The date of acquisition reflects the date we acquired the note or the initial joint venture interest, where applicable.

(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2014 divided by the total number of residential units

(4)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2014, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(5)
In addition to its apartment units, Vista Apartment Homes contains five commercial spaces, one of which is occupied, and a number of antennae on the roof of the property that generate additional income.

(6)
Vista Apartment Homes originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011. The contract purchase price for the note was $12.0 million, excluding closing costs. On August 2, 2011, we were the successful bidder at a sheriff's sale and formally received title to the property.

(7)	In addition to its apartment units, Cannery Lofts contains ten commercial spaces, seven of which are occupied, and one parking garage with parking spaces available to rent.

(8)
Cannery Lofts originally served as the collateral for a non-performing note that we purchased on May 13, 2011. On December 21, 2011, we entered into a settlement agreement with the borrower whereby the borrower agreed to a consensual foreclosure of the Cannery Note. We formally received title to the property on June 6, 2012.

(9)
Deerfield originally served as the collateral for a non-performing note that we purchased on March 21, 2012. On July 19, 2012, we were the successful bidder at a foreclosure sale and we formally received title to the property on January 22, 2013.

(Back to Index)

(Back to Index)

(10)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture was acquired on March 31, 2014.

(11)	Joint venture interests acquired in the Paladin acquisition in January 2014. Purchase price includes allocated portion of total Paladin purchase price.

(12)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in each joint venture were acquired on July 1, 2014.

(13)
Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture was acquired on November 25, 2014.

Paladin Acquisition
On July 18, 2013, Resource Real Estate Opportunity OP, LP (the “Operating Partnership”), our operating partnership, entered into an Agreement and Plan of Merger with RRE Charlemagne Holdings, LLC, a wholly-owned subsidiary of the Operating Partnership (“Merger Sub”), Paladin, and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner was Paladin, pursuant to which Paladin OP was to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of the Operating Partnership.
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which is eliminated in consolidation. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million exclusive of transaction costs.
At December 31, 2014, we have purchased the remaining joint venture interests in five of the joint ventures and sold our interest in two joint ventures, with the following joint ventures interests remaining:

Joint Venture	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC	70%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC	83%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC	77.7%	Stone Ridge	188	Columbia, SC

The following chart describes the geographic breakdown of our multifamily rental properties as of December 31, 2014 (based on net book value of rental properties):

(Back to Index)

(Back to Index)

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
Stockholder Information
As of March 20, 2015, we had 69,721,754 shares of common stock outstanding held by a total of 17,390 stockholders. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to our initial public offering, we sold shares of our common stock to the public at a price of $10 per share in our primary offering (which terminated on December 13, 2013) and at a price of $9.50 per share pursuant to our distribution reinvestment plan. We continue to sell shares to our existing stockholders pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist the Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD conduct rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2014. The basis for this valuation is the primary public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts were likely to produce a higher sales price than could otherwise have been obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. Our Advisor expects to continue to use the most recent primary public offering price for a share of our common stock as the estimated per share value reported in our Annual Reports on Form 10-K until we have completed our offering stage, or sooner if required by applicable regulations. We will consider our offering stage complete when up to 18 months have passed since our last sale of shares in a public offering of equity securities, whether that last sale was in the primary portion of our initial public offering or a public follow-on offering. (For purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2014 were sold in an offering registered under the Securities Act.
Redemption of Securities
During the quarter ended December 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2014	8,519	$8.30	8,519	(3)
November 2014	8,293	8.78	8,293	(3)
December 2014	—	—	—	(3)
	16,812

(1)	All purchases of our equity securities by us in the three months ended December 31, 2014 were made pursuant to our share redemption program.
(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
There are several limitations on our ability to repurchase shares under the program:

(Back to Index)

(Back to Index)

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
All redemption requests tendered were honored for the year ended December 31, 2014.
Distribution Information
During the year ended December 31, 2013, we paid aggregate distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 3, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
September 30, 2014	0.03333	October 1, 2014	1,581	697	2,278
October 30, 2014	0.05	October 31, 2014	2,371	1,055	3,426
November 26, 2014	0.05	November 28, 2014	2,376	1,061	3,437
December 30, 2014	0.05	December 31, 2014	2,389	1,060	$3,449
			$22,898	$9,959	$32,857
Distributions declared, distributions paid and cash flows provided by (used in) operating activities were as follows for the year ended December 31, 2014 (in thousands):

(Back to Index)

(Back to Index)

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2014	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities- QTD	Cash Provided By (Used In) Operating Activities- YTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Dispositions and Debt Financing/Percent of Total Distributions Paid
First Quarter	$1,989	$4,712	$6,701	$5,279	$5,279	$8,983	$0.03333	$5,279/79%	$1,422/21%
Second Quarter	2,031	4,728	6,759	(4,740)	539	6,788	0.03333	-/-	$6,759/100%
Third Quarter	2,066	4,741	6,807	(185)	354	4,551	0.03333	-/-	$6,807/100%
Fourth Quarter	3,873	8,717	12,590	(1,340)	(986)	10,312	0.05	-/-	$12,590/100%
Total	$9,959	$22,898	$32,857	$(986)		$30,634
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
Our net loss attributable to common stockholders for the year ended December 31, 2014 was $46.2 million and net cash used in operating activities was $986,000. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2014 are $49.5 million and $83.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
Convertible Stock Grants by our Advisor
As of December 31, 2014, our Advisor has granted 18,762 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,217 have been forfeited and returned to the Advisor as of December 31, 2014. The outstanding shares will vest ratably over the next three years, and 16,311 of these shares have vested as of December 31, 2014.

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

(Back to Index)

(Back to Index)

Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline has produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. We currently anticipate holding approximately 25% of our total assets in categories (i) and 75% of our total assets in category (ii), however, that may change depending on market and economic conditions.
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
Results of Operations
 As of December 31, 2014, we owned interests in a total of 38 multifamily properties. We also owned two performing loans and one preferred equity interest for which we earn interest and dividend income. During the year ended December 31, 2014, we acquired interests in 18 multifamily properties, including the 11 joint venture interests comprising the Paladin acquisition and we disposed of four properties.
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

(Back to Index)

(Back to Index)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$99,910	$40,790
Gain on foreclosures	—	3,459
Interest and dividend income	359	262
Total revenues	100,269	44,511

Expenses:
Rental operating	57,739	25,530
Acquisition costs	9,833	9,923
Foreclosure costs	—	49
Management fees	11,544	4,482
General and administrative	12,270	5,928
Loss on property impairment	—	24
Loss on disposal of assets	5,308	1,337
Depreciation and amortization expense	47,771	18,245
Total expenses	144,465	65,518
Loss before other expenses	(44,196)	(21,007)

Other (expense) income:
Net gains on dispositions	10,484	—
Interest expense	(14,911)	(951)
Insurance proceeds in excess of cost basis	425	—
Loss from continuing operations	(48,198)	(21,958)

Discontinued operations:
Income (loss) from discontinued operations	—	(701)
Net gain on dispositions	—	3,173
Income from discontinued operations, net	—	2,472

Net loss	(48,198)	(19,486)
Net loss attributable to noncontrolling interests	2,021	—
Net loss attributable to stockholders	$(46,177)	$(19,486)
Fluctuations in all operating activities is primarily due to the increase in the number of properties held and the timing of those acquisitions during the periods presented. The following table presents the number of rental properties acquired during each fiscal quarter for the years ended December 31, 2014 and 2013:

During the three months ended:	2014	2013
March 31	12	2
June 30	4	3
September 30	2	4
December 31	—	3
Total rental properties acquired	18	12

(Back to Index)

(Back to Index)

Revenues: During the years ended December 31, 2014 and 2013, our income was primarily from rents from our multifamily properties. The overall increase in rental income is due to the increased average number of operating properties we owned from 18 to 36 as compared to the year ended December 31, 2013.
During the year ended December 31, 2013, we recorded a gain of $3.5 million attributed to the foreclosure of one non-performing mortgage.
Expenses.  Our rental operating expenses increased for the year ended December 31, 2014 primarily due to an increase in the average number of operating properties we owned throughout the year. Accordingly, we incurred increased management fees, general and administrative expenses, and depreciation and amortization expenses.

•	General and administrative expenses increased from $5.9 million for the year ended December 31, 2013 to $12.3 million for the year ended December 31, 2014 primarily related to the following:

◦
General and administrative expenses increased at the property level from $3.8 million for the year ended December 31, 2013 to $6.6 million for the year ended December 31, 2014 due to the increase in average properties owned from 18 for the year ended December 31, 2013 to 36 for the year ended December 31, 2014.

◦
Company level general and administrative expenses increased, primarily related to a $1.6 million increase in payroll expense allocated to us by our Advisor and a $1.8 million increase in professional fees.

•
Loss on disposal of assets increased from $1.3 million for the year ended December 31, 2013 to $5.3 million for the year ended December 31, 2014 due to the disposal of fixed assets in the ordinary course of business due to renovations at our newly acquired properties.

Due to a new accounting pronouncement issued by the Financial Accounting Standards Board, or FASB, that we early adopted, rental property dispositions during the year ended December 31, 2014 no longer qualified as discontinued operations. The $10.5 million net gain on dispositions included in other (expense) income for the year ended December 31, 2014 reflects the sale of four properties in the period. We sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.6 million on the disposition. We sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of approximately $8.3 million on the disposition. In addition, we sold our 49% interest in Hilltop Village on July 1, 2014 to our joint venture partner for no consideration and recognized a loss on the sale of $492,582.
For the year ended December 31, 2013, dispositions qualified as discontinued operations. We sold two properties during the year ended December 31, 2013, recognizing a net gain of $3.2 million.
The $14.0 million increase in interest expense is due to draw downs on our line of credit as well as the borrowings under 18 additional mortgage loans into which we entered in 2014 for a total increase in borrowings of $340.9 million for the year ended December 31, 2014.
The following table presents the results of operations separated into two categories, the results of operations of the nine properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aide in comparability) for the years ended December 31, 2014 and 2013 (in thousands):

(Back to Index)

(Back to Index)

	For the year ended			For the year ended
	December 31, 2014			December 31, 2013
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$28,592	$71,318	$99,910	$23,321	$17,469	$40,790
Gain on foreclosures	—	—	—	—	3,459	3,459
Interest income	3	356	359	11	251	262
Total revenues	28,595	71,674	100,269	23,332	21,179	44,511

Expenses:
Rental operating	17,303	40,436	57,739	15,151	10,379	25,530
Acquisition costs	—	9,833	9,833	133	9,790	9,923
Foreclosure costs	—	—	—	—	49	49
Management fees	1,266	10,278	11,544	1,205	3,277	4,482
General and administrative	1,845	10,425	12,270	2,191	3,737	5,928
Loss on property impairment	—	—	—	—	24	24
Loss on disposal of assets	459	4,849	5,308	102	1,235	1,337
Depreciation and amortization expense	8,443	39,328	47,771	9,054	9,191	18,245
Total expenses	29,316	115,149	144,465	27,836	37,682	65,518
Loss before other expenses	(721)	(43,475)	(44,196)	(4,504)	(16,503)	(21,007)

Other (expense) income:
Net gains on dispositions	—	10,484	10,484	—	—	—
Interest expense	(713)	(14,198)	(14,911)	(409)	(542)	(951)
Insurance proceeds in excess of cost basis	56	369	425	—	—	—
Loss from continuing operations	(1,378)	(46,820)	(48,198)	(4,913)	(17,045)	(21,958)

Discontinued operations:
Income (loss) from discontinued operations	—	—	—	—	(701)	(701)
Net gain on dispositions	—	—	—	—	3,173	3,173
Income from discontinued operations, net	—	—	—	—	2,472	2,472
Net loss	(1,378)	(46,820)	(48,198)	(4,913)	(14,573)	(19,486)
Net loss attributable to noncontrolling interests	—	2,021	2,021	—	—	—
Net loss attributable to stockholders	$(1,378)	$(44,799)	$(46,177)	$(4,913)	$(14,573)	$(19,486)

The $5.3 million increase in rental revenue for the nine properties that we owned during the years ended December 31, 2014 and 2013 is due to a combination of changes in rent charged per unit and occupancy. The table below presents details of the increase (in thousands):

(Back to Index)

(Back to Index)

Multifamily Community Name	Rental increase (in thousands)	Increase in occupancy	Increase (Decrease) in Effective Monthly Revenue per unit (in dollars)
The Redford	$1,711	11.2%	$181
Williamsburg	1,061	0.1%	$100
Alcove	794	6.8%	$233
Cityside Crossing	732	5.3%	$205
Mosaic	530	10.2%	$208
Other	443	3.9%	$(45)
	$5,271
The $2.2 million increase in rental operating expenses for the nine properties that we owned during the years ended December 31, 2014 and 2013 is due to a $1.7 million increase in tenant turnover and other repair costs, a $668,000 increase in insurance, a $220,000 increase in real estate taxes and a $207,000 increase in utilities offset by a $564,000 decrease in marketing expenses.
Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings and any future offerings we may conduct, secured or unsecured financings from banks, proceeds from the sale of real estate, and cash flow generated by our real estate and real estate-related investments.
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
Capital Expenditures.
We deployed a total of $37.4 million during the year ended December 31, 2014 for capital expenditures. The properties in which we deployed the most capital during the year are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties below: (in thousands):

	Capital deployed during the year ended	Remaining capital budgeted
Property	December 31, 2014
Maxwell Townhomes	$3,405	$1,691
The Westside Apartment Homes	3,196	$3,246
The Nesbit Palisades	3,018	$5,228
Trailpoint at The Woodlands	2,830	$1,099
SkyView Apartments Homes	2,506	$1,269
All other properties	22,429	$43,074
	$37,384
An estimated additional $15.1 million in capital is budgeted to be deployed over the next two years for improvements to Sunset Ridge and Parkridge, which were purchased during the year ended ended December 31, 2014.
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
Gross offering proceeds.

(Back to Index)

(Back to Index)

As of December 31, 2014, an aggregate of 69,469,001 shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	3,572,047	33,934
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	69,469,001	$668,748
Shares redeemed	(214,836)
Total shares outstanding as of December 31, 2014	69,254,165
Credit Facilities
The following is a summary of our credit facilities:

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2014		December 31, 2013	Maturity Date	Interest Rate Basis	Current Interest Rate	December 31, 2014	December 31, 2013
Bank of America	$10,086	$30,000	$1,541	5/23/2017	LIBOR plus 3%	3.17%	3.11%	3.25%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.12%	2.17%	—%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.17%	2.19%	—%
	$45,586	$30,000	$37,041
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A.  On May 23, 2013, we amended the Bank of America Credit Facility to increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, or the Facility Amount. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $87.5 million and are guaranteed by us.  We paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2014 and 2013, we had weighted average borrowings of $9.0 million and $839,000, respectively, under the Bank of America Credit Facility.
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
On December 20, 2013, we, through a wholly-owned subsidiary, entered into a secured revolving credit facility, (the "Jefferson Point Credit Facility") with PNC Bank, National Association for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) We paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, we amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. We were in compliance with all covenants at December 31, 2014.
On December 27, 2013, we, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("the Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Brentdale Apartments. We provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. We paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000.
The Brentdale Credit Facility includes both a net worth, liquidity and leverage covenant and a property debt service coverage covenant. We were in compliance with the requirements at December 31, 2014. The property debt service coverage covenant is only required to be met after January 1, 2015.
Mortgage Debt
During the year ended December 31, 2014, we borrowed an additional $205.9 million through additional mortgages on our rental properties.

(Back to Index)

(Back to Index)

The following is a summary of our mortgage notes payable (in thousands, except percentages):

		Fair Value Adjustment	Net Book Value	Outstanding borrowings
	Outstanding borrowings
Collateral	December 31, 2014			December 31, 2013	Maturity Date	Margin	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,900	$—	$15,900	$8,846	1/1/2022	2.29%	2.46%	(1)(3)(6)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.30%	3.47%	(1)(3)	35
Deerfield	10,530	—	10,530	10,530	11/1/2020	—	4.66%	(2)(3)	52
Ivy at Clear Creek	8,574	—	8,574	8,586	11/1/2023	2.41%	2.58%	(1)(4)	29
Trailpoint at the Woodlands	19,335	—	19,335	19,362	11/1/2023	2.41%	2.58%	(1)(4)	66
Verona Apartment Homes	22,843	—	22,843	23,235	1/1/2019	—	3.60%	(2)(5)	106
Skyview Apartment Homes	18,446	—	18,446	18,762	1/1/2019	—	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	—	7/1/2024	1.95%	2.12%	(1)(3)	52
Maxwell Townhomes	14,089	—	14,089	14,300	1/1/2022	—	4.32%	(2)(5)	71
Champion Farms	16,350	284	16,634	—	7/1/2016	—	6.14%	(2)(3)	85
Fieldstone	15,804	—	15,804	—	6/26/2016	2.40%	2.57%	(1)(4)(6)	73
Pinehurst	4,212	27	4,239	—	1/1/2016	—	5.58%	(2)(5)	28
Pheasant Run	6,250	157	6,407	—	10/1/2017	—	5.95%	(2)(3)	31
Retreat of Shawnee	13,278	244	13,522	—	2/1/2018	—	5.58%	(2)(5)	78
Conifer Crossing	27,552	210	27,762	—	9/1/2015	—	5.96%	(2)(3)	171
Coursey Place	27,970	147	28,117	—	8/1/2021	—	5.07%	(2)(5)	154
Pines of York	15,525	(428)	15,097	—	12/1/2021	—	4.46%	(2)(5)	80
Addison Place	50,000	—	50,000	—	7/1/2020	—	3.38%	(2)(3)	198
Chisholm Place	11,587	—	11,587	—	6/1/2024	2.39%	2.56%	(1)(3)	35
Berkeley Trace	14,211	—	14,211	—	7/1/2019	—	3.42%	(2)(5)	64
Berkeley Run	18,007	—	18,007	—	7/1/2019	—	3.42%	(2)(5)	81
Merrywood	24,162	—	24,162	—	10/1/2021	—	4.34%	(2)(5)	120
Sunset Ridge 1	20,527	403	20,930	—	10/1/2020	—	4.58%	(2)(5)	113
Sunset Ridge 2	3,055	54	3,109	—	10/1/2020	—	4.54%	(2)(5)	16
Parkridge Place	36,375	—	36,375	—	12/1/2021	—	3.87%	(2)(5)	171
	$443,070	$1,098	$444,168	$111,811

(1)	Variable rate based on one-month LIBOR (0.17125% as of December 31, 2014).

(2)	Fixed rate.
(3) Monthly interest-only payment required.
(4) Monthly fixed principal plus variable interest payment required.
(5) Fixed monthly principal and interest payment required.

(6)	Refinanced during the year ended December 31, 2014.

At December 31, 2014, the weighted average interest rate of all our outstanding indebtedness was 3.81%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (47% as of December 31, 2014). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed

(Back to Index)

(Back to Index)

this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our initial public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement did not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement.  As of December 31, 2014 and 2013, a total of $0 and $420,000, respectively, of these advances from our Advisor for organization and offering costs were unpaid and due to our Advisor.  As of December 31, 2013, we had directly paid for organization and offering costs totaling $6.7 million.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. We make payments to our Advisor in connection with the acquisition of real estate investments and for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 14 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2014 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2013, we paid aggregate cash distributions of $14.7 million, including $4.7 million of distributions paid in cash and $10.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. For the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 3, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
September 30, 2014	0.03333	October 1, 2014	1,581	697	2,278
October 30, 2014	0.05	October 31, 2014	2,371	1,055	3,426
November 26, 2014	0.05	November 28, 2014	2,376	1,061	3,437
December 30, 2014	0.05	December 31, 2014	2,389	1,060	3,449
			$22,898	$9,959	$32,857
Since our formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. On December 31, 2013, there was a stock dividend declared

(Back to Index)

(Back to Index)

that was distributed on January 13, 2014. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2014.
Our net loss attributable to common shareholders for the year ended December 31, 2014 was $46.2 million and net cash used in operating activities was $986,000. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2014 were $49.5 million and $83.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to: i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”) and (iii) other commercial real estate assets, principally non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans.
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
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the years ended December 31, 2014 and 2013, respectively.
Stabilized assets during the year ended December 31, 2014 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, Ivy at Clear Creek, Retreat at Rocky Ridge, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside Apartments, Verona Apartment Homes, Skyview Apartment Homes, The Nesbit Palisades, Chisholm Place, Addison Place, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village (which was sold in July 2014), Retreat at Shawnee, Pheasant Run, Pinehurst, Champion Farms, Fieldstone, Berkeley Trace, Berkeley Run, and Merrywood. Unstabilized assets during the year ended December 31, 2014 included: Mosaic, One Hundred Chevy Chase Apartments, Tech Center Square, Maxwell Townhomes, Meridian Pointe, Sunset Ridge, and Parkridge Place. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the year ended December 31, 2013 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, Ivy at Clear Creek, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside Apartments, Verona Apartment Homes, Skyview Apartment Homes, and Town Park (which was sold in April 2013). Unstabilized assets during the year ended December 31, 2013 included: Mosaic, The Reserve at Mt. Moriah, The Alcove, One Hundred Chevy Chase Apartments, Retreat at Rocky Ridge, Tech Center Square, The Nesbit Palisades, Maxwell Townhomes, Meridian Pointe, and Heatherwood (which was sold in April 2013). Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss) attributable to common stockholders, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  As a result of the timing of the commencement of our public offering and our active real estate operations, FFO, MFFO and AFFO are not relevant to a discussion comparing operations for the two periods presented.  Amounts reported in the tables below include adjustments attributable to noncontrolling interests. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Years Ended December 31,
	2014	2013
Net loss attributable to stockholders – GAAP	$(46,177)	$(19,486)
Gain on foreclosure	—	(3,460)
Net gain on dispositions	(10,484)	(3,173)
Depreciation expense	31,296	11,578
FFO	(25,365)	(14,541)
Adjustments for straight-line rents	(585)	(178)
Amortization of intangible lease assets	13,913	6,667
Impairment charge	—	563
Debt premium amortization	(388)	—
Acquisition costs	9,833	9,923
MFFO	(2,592)	2,434
Net gain on dispositions	10,484	3,173
AFFO	$7,892	$5,607

Basic and diluted net loss per common share - GAAP	$(0.68)	$(0.50)
FFO per share	$(0.37)	$(0.37)
MFFO per share	$(0.04)	$0.06
AFFO per share	$0.12	$0.14

Weighted average shares outstanding (1)	68,008	39,284

(1)    Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable at December 31, 2014 and 2013.

(Back to Index)

(Back to Index)

	Years Ended December 31,
	2014			2013
	MFFO and	MFFO and		MFFO and	MFFO and
	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total	AFFO Attributed to Stabilized Assets	AFFO Attributed to Unstabilized Assets	Total
Net loss attributable to common stockholders - GAAP	$(31,436)	$(14,741)	$(46,177)	$(2,718)	$(16,768)	$(19,486)
Net (gain) loss on disposition	(10,484)	—	(10,484)	(3,199)	26	(3,173)
Gain on foreclosure	—	—	—	(3,460)	—	(3,460)
Depreciation expense	26,036	5,260	31,296	9,614	1,964	11,578
FFO	(15,884)	(9,481)	(25,365)	237	(14,778)	(14,541)
Adjustments for straight-line rents	(502)	(83)	(585)	(178)	—	(178)
Amortization of intangible lease assets	11,072	2,841	13,913	4,400	2,267	6,667
Impairment charge	—	—	—	—	563	563
Debt premium amortization	(360)	(28)	(388)	—	—	—
Acquisition costs	7,129	2,704	9,833	1,671	8,252	9,923
MFFO	1,455	(4,047)	(2,592)	6,130	(3,696)	2,434
Net gain (loss) on disposition	10,484	—	10,484	3,199	(26)	3,173
AFFO	$11,939	$(4,047)	$7,892	$9,329	$(3,722)	$5,607

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
Preferred Equity Investment
We record preferred equity investments at cost and evaluate the collectibility of both interest and principal at each balance sheet date. A preferred equity investment is considered impaired, when based on current information and events, it is probable that we will not be able to collect all amounts due according to existing contractual terms. When an investment is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value.
Dividend income is recognized based on the contractual terms of the preferred equity agreement.
Discontinued Operations
Prior to January 1, 2014, assuming no significant continuing involvement by us after the sale, the sale of a property was considered a discontinued operation.
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. We have early adopted this guidance and such guidance became effective for us as of January 1, 2014.

Goodwill

We record the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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
Interest income from performing loans receivable is recognized based on the contractual terms of the loan agreement. Fees related to any buy-down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a performing loan held for investment will be amortized using effective yield method over the term of the loan and accreted as an adjustment against interest income.
Adoption of New Accounting Standard
See "Discontinued Operations" section above for the adoption of a new accounting standard.

(Back to Index)

(Back to Index)

Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update (“ASU No. 2014-09"), “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of the ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this guidance on our consolidated financial position, results of operations and cash flows.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated balance sheet, statement of operations, or statement of cash flows.
In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. Although ASU No. 2015-01 will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU No. 2015-01 to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On January 26, 2015, we sold The Alcove Apartments located in Houston, Texas for $11.1 million and will recognize a gain in the first fiscal quarter of 2015 on the sale.
On January 29, 2015, we sold 107th Avenue Apartments located in Omaha, Nebraska for $250,000 and will recognize a gain in the first fiscal quarter of 2015 on the sale.
On February 26, 2015, we purchased The Woodmoor, a 208 unit multifamily apartment complex in Austin, Texas for $24.0 million and assumed a mortgage on the property of $12.9 million.
On February 27, 2015, we sold the Redford Apartments in Houston, Texas for $32.3 million and will recognize a gain on the sale in the first quarter of 2015.
On March 2, 2015, we sold the Cityside Apartments in Houston, Texas for $24.5 million and will recognize a gain on the sale in the first quarter of 2015.
On March 19, 2015, we purchased the The Springs at Gilbert Meadows, a 459 unit multifamily apartment complex in Gilbert, Arizona for $36.0 million.
We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Back to Index)

(Back to Index)

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2014.

(Back to Index)

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

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
10.3
Agreement of Sale and Purchase by and between Resource Real Estate Opportunity OP, LP and Addison Place Apartment Manager, LLC and Addison Place Townhomes, LLC, dated February 24, 2014 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2014)

10.4
Renewal Agreement, dated September 15, 2014, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2014)

10.5	Amendment to Third Amended and Restated Advisory Agreement dated March 24, 2015 between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

(Back to Index)

(Back to Index)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 31, 2015	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 31, 2015
JONATHAN Z. COHEN

/s/ Andrew Ceitlin	Director	March 31, 2015
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 31, 2015
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 31, 2015
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 31, 2015
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 31, 2015
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2015

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Investments:
Rental properties, net	$775,254	$390,373
Loans held for investment, net	1,523	1,724
Preferred equity investment	3,462	—
Identified intangible assets, net	2,081	5,182
Assets of discontinued operations	—	88
Assets held for sale - rental properties, net	36,764	—
	819,084	397,367

Cash	140,129	270,323
Restricted cash	6,930	4,456
Due from related parties	1,148	530
Tenant receivables, net	527	573
Deposits	666	141
Prepaid expenses and other assets	2,302	1,567
Deferred financing costs, net	6,392	3,602
Goodwill	1,231	—
Total assets	$978,409	$678,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$444,168	$111,811
Credit facilities	45,586	37,041
Accounts payable	2,689	1,417
Accrued expenses and other liabilities	6,473	2,745
Accrued real estate taxes	5,689	2,117
Due to related parties	1,630	1,718
Tenant prepayments	1,383	615
Security deposits	2,437	1,826
Distribution payable	—	2,222
Total liabilities	510,055	161,512

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 69,469,001 and 66,725,241 shares issued, respectively; and 69,254,165 and 66,667,136 shares outstanding, respectively)	693	668
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	614,024	590,591
Accumulated other comprehensive (loss) income	(266)	20
Accumulated deficit	(154,319)	(74,233)
Total stockholders’ equity	460,133	517,047
Noncontrolling interests	8,221	—
Total equity	$468,354	$517,047
Total liabilities and stockholders’ equity	$978,409	$678,559

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2014	2013
Revenues:
Rental income	$99,910	$40,790
Gain on foreclosures	—	3,459
Interest and dividend income	359	262
Total revenues	100,269	44,511
Expenses:
Rental operating	57,739	25,530
Acquisition costs	9,833	9,923
Foreclosure costs	—	49
Management fees	11,544	4,482
General and administrative	12,270	5,928
Loss on property impairment	—	24
Loss on disposal of assets	5,308	1,337
Depreciation and amortization expense	47,771	18,245
Total expenses	144,465	65,518
Loss before other expenses	(44,196)	(21,007)
Other (expense) income:
Net gains on dispositions	10,484	—
Interest expense	(14,911)	(951)
Insurance proceeds in excess of cost basis	425	—
Loss from continuing operations	(48,198)	(21,958)
Discontinued operations:
Income (loss) from discontinued operations	—	(701)
Net gain on dispositions	—	3,173
Income from discontinued operations, net	—	2,472
Net loss	$(48,198)	$(19,486)
Net loss attributable to noncontrolling interests	2,021	—
Net loss attributable to stockholders	$(46,177)	$(19,486)

Amounts attributable to stockholders
Loss from continuing operations	$(46,177)	$(21,958)
Discontinued operations	—	2,472
Net loss attributable to stockholders	$(46,177)	$(19,486)

Net loss	$(48,198)	$(19,486)
Other comprehensive loss:
Designated derivatives, fair value adjustment	(286)	20
Comprehensive loss	(48,484)	(19,466)
Comprehensive loss attributable to noncontrolling interests	2,021	—
Total comprehensive loss attributable to stockholders	$(46,463)	$(19,466)

Weighted average common shares outstanding	68,008	39,284
Basic and diluted (loss) income per common share:
Continuing operations	$(0.68)	$(0.56)
Discontinued operations	—	0.06
Net loss	$(0.68)	$(0.50)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2013	22,277	$223	50	$1	$196,081	$—	$(31,276)	$165,029	$—	$165,029
Issuance of common stock	42,564	426	—	—	423,389	—	—	423,815	—	423,815
Proceeds from distribution reinvestment plan	1,051	11	—	—	9,973	—	—	9,984	—	9,984
Syndication costs	—	—	—	—	(46,596)	—	—	(46,596)	—	(46,596)
Distributions of common stock	822	8	—	—	8,213	—	(8,221)	—	—	—
Distributions declared	—	—	—	—	—	—	(15,289)	(15,289)	—	(15,289)
Share redemptions	(47)	—	—	—	(469)	—	39	(430)	—	(430)
Other comprehensive income	—	—	—	—	—	20	—	20	—	20
Net loss	—	—	—	—	—	—	(19,486)	(19,486)	—	(19,486)
Balance at December 31, 2013	66,667	668	50	1	590,591	20	(74,233)	517,047	—	517,047
Common stock issued through distribution reinvestment plan	2,410	24	—	—	22,874	—	—	22,898	—	22,898
Distributions of common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(30,635)	(30,635)	—	(30,635)
Share redemptions	(156)	(2)	—	—	(1,445)	—	59	(1,388)	—	(1,388)
Other comprehensive loss	—	—	—	—	—	(286)	—	(286)	—	(286)
Noncontrolling interests retained in the Paladin merger	—	—	—	—	—	—	—	—	18,901	18,901
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(119)	(119)
Acquisitions of noncontrolling interests	—	—	—	—	(1,326)	—	—	(1,326)	(8,540)	(9,866)
Net loss	—	—	—	—	—	—	(46,177)	(46,177)	(2,021)	(48,198)
Balance at December 31, 2014	69,254	$693	50	$1	$614,024	$(266)	$(154,319)	$460,133	$8,221	$468,354

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(48,198)	$(19,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Income (loss) from discontinued operations	—	701
Gain on foreclosures	—	(3,460)
Loss on disposal of assets	5,308	1,337
Loss on property impairment	—	563
Net gain on disposition	(10,484)	(3,173)
Depreciation and amortization	47,771	18,245
Amortization of deferred financing costs	1,365	169
Amortization of fair value adjustment of debt	(598)	—
Fair value of interest rate caps	—	20
Accretion of discount and direct loan fees and costs	(28)	(9)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(351)	(4,298)
Tenant receivables, net	161	(463)
Deposits	(775)	268
Prepaid expenses and other assets	363	(553)
Due to related parties, net	(1,236)	1,047
Accounts payable and accrued expenses	5,289	1,432
Tenant prepayments	554	184
Security deposits	(127)	287
Net cash used in operating activities from continuing operations	(986)	(7,189)
Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	27,082	10,043
Property acquisitions	(229,041)	(234,936)
Ownership acquisitions, net of cash received	(58,720)	—
Preferred equity acquisition	(3,460)	—
Capital expenditures	(37,384)	(25,834)
Principal payments received on loans	227	20
Net cash used in investing activities of continuing operations	(301,296)	(250,707)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	426,898
Redemptions of common stock	(1,389)	(469)
Payment of deferred financing costs	(4,155)	(2,994)
Deferred offering costs	—	2,800
Increase in borrowings on mortgages	182,213	124,165
Principal payments on mortgages	(3,027)	(197)
Increase in borrowings on credit facilities	85,520	781
Payments on credit facilities	(76,975)	—
Purchase of interest rate swaps	(110)	(278)
Distributions paid on common stock	(9,958)	(4,757)
Distributions to noncontrolling interests	(119)	—
Syndication costs	—	(46,596)
Net cash provided by financing activities of continuing operations	172,000	499,353
Net cash (used in) provided by continuing operations	(130,282)	241,457
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	88	(470)
Net cash provided by (used in) discontinued operations	88	(470)
Net (decrease) increase in cash	(130,194)	240,987
Cash at beginning of period	270,323	29,336
Cash at end of period	$140,129	$270,323

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
On September 15, 2009, the Company commenced a private placement offering to accredited investors for the sale of up to 5.0 million shares of common stock at a price of $10 per share, with discounts available to certain categories of purchasers. The private offering, which closed on June 9, 2010, raised aggregate gross proceeds of $12.8 million, or $11.3 million net of $1.5 million in syndication costs, from the issuance of 1,283,727 common shares, including 20,000 shares purchased by the Advisor.  In conjunction with the private offering, the Company also offered 5,000 shares of convertible stock at a price of $1 per share.  Investors acquired 937 shares of the convertible stock and the Advisor purchased 4,063 shares.  The Advisor agreed to invest 1% of the first $250.0 million invested in the Company by non-affiliated investors, or up to $2.5 million. As of December 31, 2014, the Advisor had purchased 276,056 shares of common stock for an aggregate purchase price of $2.5 million. The Advisor contributed $200,000 to the Company in exchange for 20,000 shares of common stock on June 17, 2009, of which 4,500 shares were exchanged for 45,000 shares of convertible stock in June 2010.
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
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million through its private and public offerings, which resulted in the issuance of 64,926,311 shares of common stock, including the 276,056 shares purchased by the Advisor and 1,161,623 shares sold in the distribution reinvestment plan. During the year ended December 31, 2014, the Company issued 2,410,424 additional shares for $22.9 million pursuant to its distribution reinvestment plan .
The Company has acquired, and intends to continue to acquire, real estate-related debt and equity that has been significantly discounted due to the effects of economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions, (ii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”) and (iii) non-performing or distressed loans, including but not limited to first and second priority mortgage loans, mezzanine loans,  subordinate participations in first mortgage loans, or B-Notes, and other loans.  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue	5	Omaha, NE
RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia (b)	N/A	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)(f)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club (b)	N/A	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford (e)	856	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	(c)	N/A	Cincinnati, Ohio
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing (e)	360	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove (e)	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	Addison Place	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (d)	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (d)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

PRIP 10637, LLC ("Fieldstone")	N/A (d)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (d)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (d)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (d)	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	Hilltop Village (b)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (d)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (d)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (d)	248	Yorktown, VA
PRIP 5060/6310, LLC ("Governor Park")	N/A (b) (d)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Berkeley Run	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Berkeley Trace	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Merrywood	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Parkridge Place	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A
RRE Woodmoor Holdings, LLC ("Woodmoor")	N/A	N/A	N/A

N/A - Not Applicable
(a) - Discontinued operations
(b) - Sold in 2014.
(c) - Subsidiary holds a portion of the Williamsburg parking lot.
(d) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
(e) - Real estate assets included in Assets Held for Sale at December 31, 2014.
(f) - Sold in 2013.
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

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC	70%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC	83%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC	77.7%	Stone Ridge	188	Columbia, SC

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold, or otherwise qualify as held for sale, seperately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Company had three rental properties included in assets held for sale as of December 31, 2014.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2014, the Company had $142.6 million of deposits at various banks, $132.6 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
As of December 31, 2014, the Company's real estate investments in Texas and Georgia represented approximately 32% and 22% of the net book value of its rental property assets, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  For the year ended December 31, 2013, the Company recorded a $563,000 impairment charge for two of its loans held for investment (Heatherwood Note and Peterson Note). The Heatherwood Note impairment charge of $539,000 is reflected in income from discontinued operations for the year ended December 31, 2013, as the Company sold Heatherwood Apartments in April 2013. The Peterson Note impairment charge of $24,000 is reflected in loss on property impairment for the year ended December 31, 2013. There were no impairment losses recorded on long lived assets during the year ended December 31, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

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
Preferred Equity Investment
The Company records preferred equity investments at cost and evaluates the collectibility of both interest and principal at each balance sheet date. A preferred equity investment is considered impaired, when based on current information and events, it is probable that the Company will not be able to collect all amounts due according to existing contractual terms. When an investment is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value. Fees paid, net of expenses, are deferred and recognized as an adjustment to interest and dividend income earned over the term of the agreement.
Dividend income is recognized based on the contractual terms of the preferred equity agreement.
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
DECEMBER 31, 2014

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
Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill as of December 31, 2014 and found no indications of impairment.
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
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $45.0 million and $331,000 for the years ending December 31, 2015 and 2016, respectively, and $0 thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $230,000, $178,000, $99,000, $10,000 and $0 for the years ending December 31, 2015, 2016, 2017, 2018 and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2014 and 2013, there were allowances for uncollectible receivables of $57,300 and $86,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Deferred Offering Costs
Through December 31, 2013, the Advisor had advanced $4.6 million on behalf of the Company for the payment of public offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs.  A portion of these costs was charged to equity upon the sale of each share of common stock sold under the public offering.  Similarly, a portion of the proceeds received from the sales of shares in the Company's public offering was paid to the Advisor to reimburse it for the amount incurred on behalf of the Company.  Deferred offering costs represent the portion of the total costs incurred that have not been charged to equity to date. As of December 31, 2014 and 2013, $4.6 million and $4.2 million, respectively, have been reimbursed to the Advisor.
Income Taxes
To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent the that it distributes 100% of its REIT taxable income each year. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of December 31, 2014 and 2013, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  Due to reported losses for the periods presented, 50,000 of the convertible shares (discussed in Note 17) are not included in the diluted earnings per share calculations.  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distribution, one 0.585% stock distributions and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Adoption of New Accounting Standard
The Company early adopted the following accounting standard during 2014 which did not have a material impact on its presentation of its consolidated financial position, results of operations and cash flows:
In April 2014, the Financial Accounting Standards Board, or FASB, issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance became effective for the Company as of January 1, 2014.
Prior to January 1, 2014, the sale of rental properties were considered a discontinued operation assuming no significant continuing involvement by the Company.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update (“ASU”)("ASU No. 2014-09"), “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated balance sheet, statement of operations, or statement of cash flows.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2014	2013
Non-cash activities:
Assets and liabilites assumed in acquisitions:
Other assets assumed	$3,231	$48
Debt assumed	158,061	14,300
Other liabilities assumed	3,204	63
Noncontrolling interests	18,901	—
Rental properties, net	176,935	14,315

Property and intangibles received on foreclosure of loans held for investment	—	10,150
Financing provided for disposed property	—	800
Stock issued from distribution reinvestment plan	22,899	9,984
Stock distributions issued	3,333	8,221
Cash distributions on common stock declared but not yet paid	—	2,222
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	4,404	2,880

Cash paid during the period for:
Interest	$12,832	$537

NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31,
	2014	2013

Land	$122,137	$62,859
Building and improvements	666,912	325,412
Furniture, fixtures and equipment	21,495	17,051
Construction in progress	3,005	827
	813,549	406,149
Less: accumulated depreciation	(38,295)	(15,776)
	$775,254	$390,373
Depreciation expense for the years ended December 31, 2014 and 2013 was $32.8 million and $11.6 million, respectively.
During the three months ended December 31, 2014, the Company entered into agreements to sell three rental properties, The Alcove, Cityside Crossing and The Redford with a total net book value of $36.8 million. The Company confirmed the intent and ability to sell all three properties in their present condition and all three properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to December 31, 2014, at which time depreciation ceased. As such, the assets associated with these properties are separately classified and included as assets held for sale on the Company's consolidated balance sheets at December 31, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations, and, therefore the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of The Alcove, Cityside Crossing and The Redford on January 26, 2015, February 27, 2015 and March 2, 2015, respectively (see Note 23).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

NOTE 5 − LOANS HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes (the "Oberlin Note” and the "Heatherwood Note”) and two performing promissory notes (the "Peterson Note” and the "Trail Ridge Note”), collectively referred to as the “Notes”, each of which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs.

On August 2, 2011, the borrower under the Oberlin Note entered into a forbearance agreement with the Company and, on September 23, 2011, paid the Company a negotiated amount in satisfaction of the note in full.

On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013 (see Note 9). On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date.

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

The face value of the performing notes, the Heatherwood Sale Note and the Trail Ridge Note, as of both December 31, 2014 and 2013 was $1.9 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $266,000 and $292,000 at December 31, 2014 and December 31, 2013, respectively.
The following table provides the aging of the Company’s loans held for investment (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Current	$1,523	100%	$1,529	89%

Delinquent:
30−89 days	—	—%	195	11%
90−180 days	—	—%	—	—%
Greater than 180 days	—	—%	—	—%
	$1,523	100%	$1,724	100%
The following table provides information about the credit quality of the Company’s loans held for investment, net, (in thousands):

	December 31,
	2014	2013
Loans:
Performing	$1,523	$1,529
Nonperforming	—	195
Total	$1,523	$1,724
The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

	Trail Ridge Note	Heatherwood Sale Note
Original Face value	$1,058	$800
Current value at December 31, 2014	994	776
Maturity date	10/28/2021	5/17/2016
Interest rate	7.5%	4.0%
Average monthly payment	$8	$11
The Company has individually evaluated each loan for impairment and determined that, as of December 31, 2014, the two loans were not impaired.  As of December 31, 2013, the Company recorded an impairment charge of approximately $24,000 on the Peterson Note.
There was a $0 and $24,000 allowance for credit losses as of December 31, 2014 and 2013, respectively. There were $24,000 and $0 charge-offs for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 − PREFERRED EQUITY INVESTMENT

On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. Presidium AMC Spring Hill Venture, LLC, (“Presidium”), a Texas limited liability company, owns the common equity and acts as the Managing Member of the Investment Vehicle. The Company is obligated to fund up to an additional $1.5 million in increments of $150,000 as long as no triggering event has occurred.

The Investment Vehicle is the sole member of Spring Hill Investors GP, LLC, which is the general partner of Spring Hill Investors, LP, the owner of a 606-unit multifamily residential apartment community commonly known as Spring Hill Apartments (“Spring Hill”) and located in Dallas, Texas. The Company’s preferred equity investment will be predominately utilized for capital improvements and deferred maintenance projects.

The Company is to be paid a dividend equal to 12% of the total amount invested, 7% of which must be paid monthly and the remaining accrues and is to be paid when the property cash flow allows for the repayment. The mandatory redemption date for the investment is the earliest of (i) April 2017 or (ii) any earlier date that the mortgage loan secured by Spring Hill Apartments becomes due and payable as a result of the acceleration of the loan maturity date by the lender, or (iii) the date on which a defeasance is effected pursuant to the loan documents.

The preferred equity balance is presented net of nonrefundable origination fees and net of origination expenses, of $40,000, which are being amortized over the term of the investment as an adjustment to interest and dividend income.

NOTE 7 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of December 31, 2014, the Company owned 38 properties, including nine of the 12 properties purchased on January 28, 2014 as part of the Paladin Realty Income Properties, Inc. (“Paladin”) portfolio acquisition, discussed below. The Company recognized goodwill on the Paladin transaction as the excess of purchase price over the fair value of the property acquired. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions.
The table below summarizes these acquisitions and the respective fair values assigned, excluding non-wholly owned properties acquired through the Paladin merger (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Pines of York	Yorktown, VA	1/28/2014	$8,087	(2)	$4,464	$16,340	$400	$715	$416	$(15,447)	$6,888
Parkridge Place	Irving, TX	9/29/2014	48,500		6,707	39,543	825	1,425	9	(636)	47,873
Sunset Ridge	San Antonio, TX	9/4/2014	35,000		15,425	18,615	514	931	—	(24,737)	10,748
Pinehurst	Kansas City, MO	1/28/2014	3,588	(3)	1,250	8,241	200	290	142	(4,548)	5,575
Pheasant Run	Lee's Summit, MO	1/28/2014	4,277	(3)	800	10,798	300	317	172	(6,559)	5,828
Retreat at Shawnee	Shawnee, KS	1/28/2014	5,369	(3)	3,200	14,550	500	608	186	(14,088)	4,956
Merrywood	Katy, TX	6/26/2014	32,300		5,831	25,247	307	915	—	(377)	31,923
Berkeley Trace	Atlanta, GA	5/19/2014	22,250		4,002	17,600	194	453	—	(110)	22,139
Berkeley Run	Atlanta, GA	5/19/2014	29,500		4,723	23,969	219	588	—	(156)	29,343
Chisholm Place	Plano, TX	5/5/2014	15,000		1,981	12,383	198	438	—	(96)	14,904
Evergreen at Coursey	Baton Rouge, LA	1/28/2014	15,499	(4)	3,430	38,041	530	1,080	680	(28,844)	14,917
Addison Place	Alpharetta, GA	3/28/2014	70,500		6,353	62,249	509	1,389	49	(392)	70,157
Meridian Pointe	Burnsville, MN	12/20/2013	33,149		4,134	26,992	1,016	1,008	36	(107)	33,079
Maxwell Townhomes	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(14,363)	8,185
The Nesbit Palisades	Alpharetta, GA	10/25/2013	25,050		7,582	16,023	587	859	37	(161)	24,927
Verona Apartment Homes	Littleton, CO	9/30/2013	30,600		5,702	23,609	198	1,090	24	(190)	30,433
Skyview Apartment Homes	Westminster, CO	9/30/2013	24,250		2,923	20,301	97	928	20	(147)	24,122
Tech Center Square	Newport News, VA	9/9/2013	18,250		3,951	13,048	584	667	23	(59)	18,214
The Westside Apartments	Plano, TX	7/25/2013	32,200		5,785	24,418	798	1,199	52	(317)	31,935
Affinity at Winter Park	Winter Park, FL	6/27/2013	10,100		2,512	6,459	523	606	50	(61)	10,089
Trailpoint at the Woodlands	Spring, TX	6/24/2013	27,200		3,785	22,014	697	704	40	(170)	27,070
Retreat at Rocky Ridge	Hoover, AL	4/18/2013	8,500		1,616	6,418	30	436	2	(89)	8,413
Ivy at Clear Creek	Houston, TX	3/28/2013	11,750		1,877	9,175	28	670	8	(127)	11,631
One Hundred Chevy Chase Apartments	Lexington, KY	3/13/2013	6,850		1,323	4,981	41	505	7	(101)	6,756
Deerfield	Hermantown MN	3/21/2012	10,300	(5)	1,660	11,110	500	423	1	(4)	13,690
The Alcove	Houston, TX	12/21/2012	5,500		1,202	3,865	20	413	54	(13)	5,541
Cityside Crossing	Houston, TX	12/19/2012	14,425		1,949	11,676	37	763	49	(68)	14,406
The Reserve at Mount Moriah	Memphis, TN	12/7/2012	2,275		775	1,124	39	337	16	(90)	2,201
Mosaic	Oklahoma City, OK	12/6/2012	2,050		1,000	2,609	30	123	14	(14)	3,762
Williamsburg Apartments	Cincinnati, OH	6/20/2012	41,250		3,223	35,111	1,007	1,909	49	(274)	41,025

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Cannery Lofts	Dayton, OH	5/13/2011	7,100	(6)	160	7,913	200	609	35	—	8,917
The Redford	Houston, TX	3/27/2012	11,400		4,073	5,235	262	1,558	272	—	11,400
Vista Apartment Homes	Philadelphia, PA	6/17/2011	12,000	(7)	1,163	9,913	—	535	530	(141)	12,000
107th Avenue	Omaha, NE	8/18/2010	225		25	196	—	4	—	—	225

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)
The Company originally acquired a 90% interest in the joint venture that owned Pines of York on January 28, 2014. On November 25, 2014, the Company purchased the remaining 10% ownership interest of its joint venture partner, bringing the Company's ownership percentage to 100%.

(3)
The Company originally acquired a 97.5% interest in each of the joint ventures that owned Pinehurst, Pheasant Run and Retreat at Shawnee on January 28, 2014. On July 1, 2014, the Company purchased the remaining 2.5% ownership interest of its joint venture partner in each entity, bringing the Company's ownership percentage in each entity to 100%.

(4)
The Company originally acquired a 51.7% interest in the joint venture that owned Evergreen at Coursey on January 28, 2014. On March 31, 2014, the Company purchased the remaining 48.3% ownership interest of its joint venture partner, bringing the Company's ownership percentage to 100%.

(5)
Deerfield originally served as the collateral for a non- performing note that the Company purchased on March 21, 2012. On July 19, 2012, the Company was the successful bidder at a foreclosure sale and formally received title to the property on January 22, 2013. The date of acquisition reflects the date the Company acquired the note.

(6)
Cannery Lofts originally served as the collateral for a non-performing note that the Company purchased on May 13, 2011. On December 21, 2011, the Company entered into a settlement agreement with the borrower and, subsequently, the Company foreclosed and formally received title to the property on June 6, 2012. The date of acquisition reflects the date the Company acquired the note.

(7)
Vista Apartment Homes, formerly known as Iroquois Apartments, originally served as the collateral for a non-performing promissory note that the Company purchased on June 17, 2011. On August 2, 2011, the Company was the successful bidder at a sheriff's sale and formally received title to the property.

Acquisitions
The Company acquired interests in 18 properties during the year ended December 31, 2014, including the 11 joint venture interests comprising the Paladin acquisition. In order to finalize the fair values of the acquired assets and liabilities, third-party appraisals were obtained for all of the properties acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of December 31, 2014.
Paladin Acquisition
On July 18, 2013, Resource Real Estate Opportunity OP, LP (the “Operating Partnership”), the operating partnership of the Company, entered into an Agreement and Plan of Merger with RRE Charlemagne Holdings, LLC, a wholly-owned subsidiary of the Operating Partnership (“Merger Sub”), Paladin, and Paladin Realty Income Properties, L.P. (“Paladin OP”), whose sole general partner was Paladin, pursuant to which Paladin OP was to merge with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of the Operating Partnership.
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which is eliminated in consolidation. This promissory note is secured by the co-venturer’s interests in such joint venture. The consideration for the Merger was $51.2 million exclusive of transaction costs. The names of each community, location and the Company's joint venture ownership interests on the date of acquisition are presented below:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Multifamily Community Name	City and State	Ownership % at Date of Acquisition
Champion Farms	Louisville, KY	70%
Fieldstone	Woodlawn, OH	83%
Pinehurst	Kansas City, MO	97.5%
Pheasant Run	Lee's Summit, MO	97.5%
Retreat at Shawnee	Shawnee, KS	97.5%
Hilltop Village	Kansas City, MO	49%
Conifer Place	Norcross, GA	42.5%
Stone Ridge	Columbia, SC	68.5%
Evergreen at Coursey Place	Baton Rouge, LA	51.7%
Pines of York	Yorktown, VA	90%
Governor Park (sold March 6, 2014)	San Diego, CA	47.65%
The supplemental pro forma financial information set forth below is based upon historical financial statements giving effect to the Paladin acquisition as of the beginning of the period presented (in thousands):

For the Year Ended
December 31, 2013
(unaudited)
Revenues	$71,098
Net loss and comprehensive loss	$(20,699)
Basic and diluted loss per share	$(0.47)
On March 6, 2014, the Company, through a wholly-owned subsidiary, sold its 47.65% membership interest in one of the Paladin joint ventures, FPA/PRIP Governor Park, LLC ("Governor Park"), to its joint venture partner, FPA Governor Park Associates, LLC for $456,000. The sale price approximated the fair value, therefore no gain or loss was recognized on the transaction.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

The allocation of the purchase price for the interests in the 11 Paladin joint ventures, which was completed during the year ended December 31, 2014, is included below (in thousands):

Multifamily Community Name	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Assets	Liabilities	Non-controlling Interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	$3,168	$23,464	$579	$27,211	$575	$(17,015)	$(3,231)	$7,540	$171	$7,711
Fieldstone	1,420	18,472	648	20,540	661	(16,462)	(806)	3,933	130	4,063
Pinehurst	1,250	8,241	290	9,781	332	(4,548)	(139)	5,426	72	5,498
Pheasant Run	800	10,798	317	11,915	472	(6,559)	(146)	5,682	76	5,758
Retreat at Shawnee	3,200	14,550	608	18,358	686	(14,088)	(124)	4,832	117	4,949
Hilltop Village	800	4,289	195	5,284	267	(4,612)	(479)	460	34	494
Conifer Place	5,040	28,712	1,007	34,759	749	(28,776)	(3,869)	2,863	219	3,082
Stone Ridge	1,300	4,612	326	6,238	984	(178)	(2,218)	4,827	41	4,868
Evergreen at Coursey Place	3,430	38,041	1,080	42,551	1,210	(28,844)	(7,200)	7,717	268	7,985
Pines of York	4,464	16,340	715	21,519	816	(15,446)	(689)	6,200	136	6,336
	$24,872	$167,519	$5,765	$198,156	$6,752	$(136,528)	$(18,901)	$49,480	$1,264	$50,744
Governor Park (sold March 6, 2014)										456
Total purchase price										$51,200
On March 31, 2014, the Company purchased the remaining 48.3% ownership interest in Evergreen at Coursey Place ("Coursey Place") from its joint venture partner for $7.5 million. A summary of the transaction is as follows (in thousands):

Purchase price	$7,500

Noncontrolling interest assumed	$7,200
Losses attributable to noncontrolling interest	(191)
Distribution to noncontrolling interest	(116)
Adjusted noncontrolling interest balance	6,893
Adjustment to additional paid in capital	$(607)

On July 1, 2014, the Company purchased the remaining 2.5% ownership interest in Pinehurst, Pheasant Run and Retreat at Shawnee from its joint venture partner for a total of $1.1 million. A summary of the transactions is as follows (in thousands):

	Pinehurst	Pheasant Run	Retreat at Shawnee
Purchase price	$570	$515	$15

Noncontrolling interests assumed	139	146	124
Losses attributable to noncontrolling interests	(7)	(8)	(15)
Adjusted noncontrolling interest balance	132	138	109
Adjustment to additional paid in capital	$(438)	$(377)	$94

In July 2014, the Company contributed $1.1 million to the joint venture partnership that owns Stone Ridge. The joint venture partner did not contribute its pro-rata share, which resulted in a reduction of its partnership interest. As a result, the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Company obtained an additional 9.2% interest in the joint venture, increasing its ownership interest to 77.7% at December 31, 2014.

In November 2014, the Company purchased the remaining 10% ownership interest in Pines of York from its joint venture partner for $900,000. A summary of the transaction is as follows (in thousands):

Pines of York
Purchase price	$900

Noncontrolling interests assumed	690
Losses attributable to noncontrolling interests	(98)
Adjusted noncontrolling interest balance	592
Adjustment to additional paid in capital	$(308)

The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the year ended December 31, 2014 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
Woodmoor (1)	$—	$—	$(66)
Parkridge Place	1,445	(1,234)	(1,290)
Sunset Ridge	1,214	(1,216)	(968)
Merrywood	1,718	(1,144)	(832)
Berkeley Trace	1,172	(1,024)	(606)
Berkeley Run	1,501	(1,272)	(748)
Chisholm Place	1,196	(1,042)	(494)
Addison Place	4,828	(3,287)	(1,720)
Paladin Properties	22,645	(10,190)	(3,109)
	$35,719	$(20,409)	$(9,833)

(1)	Acquisition that was completed during the first quarter of fiscal 2015.

NOTE 8 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. The measurement period adjustment for the Deerfield acquisition was finalized during the year ended December 31, 2013. For the Addison Place acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended June 30, 2014. For the Paladin acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended December 31, 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

	January 22, 2013 (As initially reported)	Measurement period adjustment	January 22, 2013 (As adjusted)
Land	$1,028	$632	$1,660
Building	8,592	2,518	11,110
Personal property	—	500	500
Intangible assets	680	(257)	423
Identifiable net assets	10,300	3,393	13,693
Gain on foreclosure	—	(3,393)	—
Total net identifiable net assets	$10,300	$—	$13,693
Changes in the Paladin and Addison Place acquisitions are reflected in the tables below (in thousands):
Paladin

	January 28, 2014 (As initially reported)	Measurement period adjustment (1)	January 28, 2014 (As adjusted)
Land	$44,292	$(19,420)	$24,872
Building	149,155	18,364	167,519
Personal property	—	3,530	3,530
Intangible assets	5,861	(96)	5,765
Other assets	3,231	(9)	3,222
Goodwill	6,412	(5,148)	1,264
Liabilities	(140,970)	4,442	(136,528)
Total net identifiable net assets	$67,981	$1,663	$69,644

(1)	Remaining balance ($1.7 million) of measurement period adjustments impacted the noncontrolling interest balance.

The results of operations for the three months ended June 30, 2014 include an additional $867,000 of depreciation and amortization that would have been included in the three months ended March 31, 2014 had the final appraisals for the Paladin properties been received and recorded during that period.
Addison Place

	March 28, 2014 (As initially reported)	Measurement period adjustment	March 28, 2014 (As adjusted)
Land	$18,137	$(11,784)	$6,353
Building	51,843	10,406	62,249
Personal property	—	509	509
Intangible assets	520	869	1,389
Total net identifiable net assets	$70,500	$—	$70,500

The measurement period adjustment for Addison Place had no impact on depreciation and amortization for the three months ended March 31, 2014.
NOTE 9 – DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS
In accordance with new accounting guidance for discontinued operations (see Note 2), the Company included the net gains on dispositions of assets in loss from continuing operations on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014.
The Company sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of $2.6 million on the disposition.
The Company sold its 49% interest in one of the Paladin joint ventures, Parkhill Partners I, LLC ("Hilltop Village"), on July 1, 2014 to its joint venture partner for no consideration and recognized a loss on the sale of $492,582.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

The Company sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of $8.3 million on the disposition.
Prior to implementing the new accounting guidance for discontinue operations, the Company reported its property dispositions as discontinued operations. Assuming no significant continuing involvement by the Company after the sale, the sale of property was considered a discontinued operation.  Included in discontinued operations for the year ended December 31, 2013 are the operating results of the two properties discussed below.
      The Company sold the Heatherwood Apartments, which was originally obtained through foreclosure in February 2012, to an unaffiliated purchaser for $1.0 million on April 18, 2013 and recognized a loss on disposition of $31,000. The Company provided the purchaser with financing for $800,000 and the purchaser paid cash of $200,000 in connection with the disposition.
The Company sold the Town Park Apartments to an unaffiliated purchaser on April 30, 2013 for $10.3 million and recognized a gain of $3.2 million on disposition.
The results of discontinued operations are summarized for the year ended December 31, 2013 as follows (in thousands):

Year Ended
December 31,
2013
Revenues:
Rental income	$1,082
Total revenues	1,082

Expenses:
Rental operating	814
Management fees	62
General and administrative	227
Loss on property impairment	539
Depreciation and amortization expense	141
Total expenses	1,783
Income (loss) from discontinued operations	(701)
Net gain on dispositions	3,173
Income from discontinued operations, net	$2,472

Weighted average common shares outstanding	39,284

Income from discontinued operations, net, per common share	$0.06

NOTE 10 – IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases. The value of the acquired in-place leases totaled $2.1 million and $5.2 million as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $26.5 million and $11.5 million, respectively.  The weighted-average remaining life of the rental leases is 5 months and 6 months as of December 31, 2014 and 2013, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the years ended December 31, 2014 and 2013 was $15.0 million and $6.6 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter, is as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

2015	$1,919
2016	16
2017	16
2018	16
2019	16
Thereafter	98
$2,081

NOTE 11 – GOODWILL

The table below presents a rollforward of the activity in goodwill for the year ended December 31, 2014:

Balance, January 1, 2014	$—
Acquisition of Paladin joint venture interests	6,412
Measurement period adjustments	(5,148)
Disposition of Hilltop	(33)
Balance, December 31, 2014	$1,231

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

NOTE 12 – MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

		Fair Value Adjustment	Net Book Value	Outstanding borrowings
	Outstanding borrowings
Collateral	December 31, 2014			December 31, 2013	Maturity Date	Margin	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,900	$—	$15,900	$8,846	1/1/2022	2.29%	2.46%	(1)(3)(6)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.30%	3.47%	(1)(3)	35
Deerfield	10,530	—	10,530	10,530	11/1/2020	—	4.66%	(2)(3)	52
Ivy at Clear Creek	8,574	—	8,574	8,586	11/1/2023	2.41%	2.58%	(1)(4)	29
Trailpoint at the Woodlands	19,335	—	19,335	19,362	11/1/2023	2.41%	2.58%	(1)(4)	66
Verona Apartment Homes	22,843	—	22,843	23,235	1/1/2019	—	3.60%	(2)(5)	106
Skyview Apartment Homes	18,446	—	18,446	18,762	1/1/2019	—	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	—	7/1/2024	1.95%	2.12%	(1)(3)	52
Maxwell Townhomes	14,089	—	14,089	14,300	1/1/2022	—	4.32%	(2)(5)	71
Champion Farms	16,350	284	16,634	—	7/1/2016	—	6.14%	(2)(3)	85
Fieldstone	15,804	—	15,804	—	6/26/2016	2.40%	2.57%	(1)(4)(6)	73
Pinehurst	4,212	27	4,239	—	1/1/2016	—	5.58%	(2)(5)	28
Pheasant Run	6,250	157	6,407	—	10/1/2017	—	5.95%	(2)(3)	31
Retreat of Shawnee	13,278	244	13,522	—	2/1/2018	—	5.58%	(2)(5)	78
Conifer Crossing	27,552	210	27,762	—	9/1/2015	—	5.96%	(2)(3)	171
Coursey Place	27,970	147	28,117	—	8/1/2021	—	5.07%	(2)(5)	154
Pines of York	15,525	(428)	15,097	—	12/1/2021	—	4.46%	(2)(5)	80
Addison Place	50,000	—	50,000	—	7/1/2020	—	3.38%	(2)(3)	198
Chisholm Place	11,587	—	11,587	—	6/1/2024	2.39%	2.56%	(1)(3)	35
Berkeley Trace	14,211	—	14,211	—	7/1/2019	—	3.42%	(2)(5)	64
Berkeley Run	18,007	—	18,007	—	7/1/2019	—	3.42%	(2)(5)	81
Merrywood	24,162	—	24,162	—	10/1/2021	—	4.34%	(2)(5)	120
Sunset Ridge 1	20,527	403	20,930	—	10/1/2020	—	4.58%	(2)(5)	113
Sunset Ridge 2	3,055	54	3,109	—	10/1/2020	—	4.54%	(2)(5)	16
Parkridge Place	36,375	—	36,375	—	12/1/2021	—	3.87%	(2)(5)	171
	$443,070	$1,098	$444,168	$111,811

(1)	Variable rate based on one-month LIBOR of 0.17125% (as of December 31, 2014).

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.

(6)	Refinanced during the year ended December 31, 2014.
Loans assumed as part of the Paladin, Sunset Ridge and Maxwell acquisitions were recorded at fair value. The fair value adjustment is amortized over the remaining term of the loans and included in interest expense. For the year ended December 31, 2014, interest expense was reduced by $598,000 for the amortization of the fair value adjustment.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of December 31, 2014 and 2013, the Company had $6.9 million and $1.5 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2015	$32,986
2016	41,506
2017	12,782
2018	19,475
2019	73,195
Thereafter	263,126
$443,070
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
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2014, the property must maintain a certain level of debt service coverage. The Company was in compliance with all debt covenants for the Fieldstone mortgage at December 31, 2014.
NOTE 13 – CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2014		December 31, 2013	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	December 31, 2014	December 31, 2013
Bank of America	$10,086	$30,000	$1,541	5/23/2017	LIBOR plus 3%	3.17%	3.11%	3.25%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.12%	2.17%	—%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.17%	2.19%	—%
	$45,586	$30,000	$37,041

(1)	Variable rate based on one-month LIBOR of 0.17125% (as of December 31, 2014).
On December 2, 2011, the Company, through the Operating Partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow from $25 million to $50 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

value of $87.5 million and are guaranteed by the Company.  The Company paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed.  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2014 and 2013, the Company had weighted average borrowings of $9.0 million and $839,000 under the Bank of America Credit Facility.
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
The Company was in compliance with all such covenants at December 31, 2014 and 2013.
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
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, the Company amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. The Company was in compliance with all covenants at December 31, 2014.
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
The Brentdale Credit Facility includes both a net worth, liquidity and leverage covenant and a property debt service coverage covenant. The Company was in compliance with the requirements at December 31, 2014. The property debt service coverage covenant is only required to be met after January 1, 2015.
Annual principal payments on the revolving credit facilities for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2015	$—
2016	—
2017	33,701
2018	11,885
2019	—
Thereafter	—
$45,586

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

NOTE 14 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the years ended December 31, 2014 and 2013, $1.4 million and $169,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of December 31, 2014 and 2013 was approximately $1.5 million and $419,000, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter are as follows (in thousands):

2015	$1,511
2016	1,346
2017	1,138
2018	831
2019	605
Thereafter	961
$6,392

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 (dollars in thousands):

Net unrealized gain (loss) on derivatives
January 1, 2013	$—
Unrealized gain on designated derivative	20
December 31, 2013	$20
Unrealized loss on designated derivative	(286)
December 31, 2014	$(266)
NOTE 16 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
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
DECEMBER 31, 2014

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
Property management fees. The Manager earns 4.5% of the gross receipts from the Company's properties, provided that for properties that are less than 75% occupied, the Manager receives a minimum fee for the first 12 months of ownership, for performing certain property management and leasing activities.
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
DECEMBER 31, 2014

2007, at which time he became an Executive Vice President of RAI.  In connection with his separation, this executive was entitled to receive payments from Ledgewood through 2013.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	As of December 31,
	2014	2013
Receivables from related parties:
RAI and affiliates	$1,148	$530

Payables to related parties:
Advisor:
Operating expense reimbursements	$327	$775

Resource Real Estate Opportunity Manager, LLC:
Property management fees	436	266
Operating expense reimbursements	743	500

Resource Securities, Inc.
Selling commissions and dealer manager fees	—	174

Other	124	3
	$1,630	$1,718

	Years Ended
	December 31,
	2014	2013
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$8,591	$6,307
Asset management fees (2)	$7,262	$2,660
Disposition fees (3)	$422	$116
Debt financing fees (4)	$1,623	$696
Organization and offering costs (5)	$—	$792
Overhead allocation (6)	$2,227	$839

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$3,661	$1,891
Construction management fees (7)	$1,685	$940
Debt servicing fees (2)	$8	$6

Resource Securities, Inc.:
Selling commissions and dealer manager fees (5)	$—	$40,683

Other:
Ledgewood	$143	$266
Graphic Images	$37	$485

(1)    Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.
(2)    Included in Management fees on the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

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
NOTE 17 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2014 and 2013, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2014, the Company had issued an aggregate of 69,469,001 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	3,572,047	33,934
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	69,469,001	$668,748
Shares redeemed	(214,836)
Total shares outstanding as of December 31, 2014	69,254,165

(1)    Includes 276,056 shares held by the Advisor.
Convertible Stock
As of December 31, 2014 and 2013, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the year ended December 31, 2014, the Company redeemed 156,730 shares of its common stock. All redemption requests tendered were honored during the year ended December 31, 2014. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Distributions
For the year ended December 31, 2014, the Company paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
December 31, 2013	$0.03333	January 2, 2014	$1,566	$656	$2,222
January 31, 2014	0.03333	February 3, 2014	1,575	663	2,238
February 28, 2014	0.03333	March 3, 2014	1,571	670	2,241
March 31, 2014	0.03333	April 1, 2014	1,576	672	2,248
April 30, 2014	0.03333	May 1, 2014	1,574	679	2,253
May 30, 2014	0.03333	June 2, 2014	1,578	680	2,258
June 30, 2014	0.03333	July 1, 2014	1,576	687	2,263
July 31, 2014	0.03333	August 1, 2014	1,583	686	2,269
August 31, 2014	0.03333	September 2, 2014	1,582	693	2,275
September 30, 2014	0.03333	October 1, 2014	1,581	697	2,278
October 31, 2014	0.05	October 31, 2014	2,371	1,055	3,426
November 27, 2014	0.05	November 28, 2014	2,376	1,061	3,437
December 30, 2014	0.05	December 31, 2014	2,389	1,060	3,449
			$22,898	$9,959	$32,857
At December 31, 2013, there was a stock dividend declared and was distributed on January 13, 2014 .
Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $21.3 million as of December 31, 2014.
NOTE 18 – FAIR VALUE MEASURES AND DISCLOSURES
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
DECEMBER 31, 2014

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
Derivatives (interest rate caps), which are reported at fair value in the consolidated balance sheets, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Interest rate caps	$—	$114	$—	$114
	$—	$114	$—	$114

December 31, 2013
Assets:
Interest rate caps	$—	$290	$—	$290
	$—	$290	$—	$290
The following table presents information about the Company’s rental properties measured at fair value on a non-recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
For the year ended December 31, 2013:
Assets:
Deerfield	$—	$—	$13,693	$13,693
Rental properties, net	$—	$—	$13,693	$13,693
The carrying and fair values of the Company’s loans held for investment, net, preferred equity investment, mortgage note payable and revolving credit facilities, each of which were not carried at fair value on the consolidated balance sheets at December 31, 2014 and 2013, were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment, net	$1,523	$1,523	$1,724	$1,724

Preferred equity investment	$3,462	$3,462	$—	$—

Mortgage notes payable	$(444,168)	$(450,269)	$(111,811)	$(110,413)

Credit facilities	$(45,586)	$(45,586)	$(37,041)	$(37,041)
The fair value of the loans held for investment, net, was estimated by comparing the recorded amount of the loan to the fair value of the collateral. On February 27, 2014, the Company foreclosed on the property securing the Peterson Note. On March

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

3, 2014, an offer to purchase the property was presented to the Company for $24,000 less than the carrying amount of the note. Accordingly, the Company has adjusted the carrying amount of the note at December 31, 2013 for such impairment.
The fair value of the preferred equity investment is the same as its carrying value due to its recent acquisition.
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair values of the three credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable.

NOTE 19– DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into three and two interest rate caps that were designated as cash flow hedges during the years ended December 31, 2014 and 2013, respectively. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years end December 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014 and 2013, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2015, the Company estimates that $4,168 will be reclassified as an increase to interest expense.

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	5	$75,733	January 1, 2018 to November 1, 2018

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2014

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2014 and 2013 (dollars in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap	$114	Interest rate cap	$290	—	$—	—	$—
NOTE 20 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2014 were in compliance with the charter imposed limitation.
NOTE 21 – GAIN ON INSURANCE CLAIM
One of the Paladin properties, Stone Ridge, had a large fire in 2013 which damaged 13 units. In 2014, the Company received $369,000 of proceeds from the insurance company, net of expenses due to the prior owners.
The Company also received an additional $56,000 in proceeds from the insurer in 2014 for a fire that occurred at the Mosaic Apartments in 2013.
NOTE 22 – GAIN ON FORECLOSURES
On January 22, 2013, the Company completed the foreclosure of Deerfield. The Company's fair value of the property exceeded the carrying value of the Deerfield Note by $3.4 million. After making adjustments to security deposits totaling $81,000, the Company recorded a net gain on foreclosure of $3.5 million.
NOTE 23 – SUBSEQUENT EVENTS
On January 26, 2015, the Company sold The Alcove Apartments located in Houston, Texas for $11.1 million and will recognize a gain in the first quarter of 2015 on the sale.
On January 29, 2015, the Company sold 107th Avenue Apartments located in Omaha, Nebraska for $250,000 and will recognize a gain in the first fiscal quarter of 2015 on the sale.
On February 26, 2015, the Company purchased The Woodmoor, a 208 unit multifamily apartment complex in Austin, Texas for $24.0 million and assumed a mortgage on the property of $12.9 million.
On February 27, 2015, the Company sold the Redford Apartments in Houston, Texas for $32.3 million and will recognize a gain on the sale in the first quarter of 2015.
On March 2, 2015, the Company sold the Cityside Apartments in Houston, Texas for $24.5 million and will recognize a gain on the sale in the first quarter of 2015.
On March 19, 2015, the Company purchased The Springs at Gilbert Meadows, a 459 unit multifamily apartment complex in Gilbert, Arizona for $36.0 million.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2014 (dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$—	$221	$18	$239	$(36)	1961	8/18/2010	3 - 27.5 years
Omaha, NE
Residential	15,900	11,076	4,103	15,179	(2,239)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA
Residential	—	9,570	11,156	20,726	(4,568)	1979	3/27/2012	3 - 27.5 years
Houston, TX
Residential	8,190	8,273	1,035	9,308	(1,107)	1838	5/13/2011	3 - 27.5 years
Dayton, OH
Residential	—	39,341	10,984	50,325	(6,811)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH
Residential	—	1,961	3,795	5,756	(729)	1974	12/6/2012	3 - 27.5 years
Oklahoma City, OK
Residential	—	1,938	1,560	3,498	(528)	1974	12/7/2012	3 - 27.5 years
Memphis, TN
Residential	—	13,662	1,327	14,989	(1,199)	2000	12/19/2012	3 - 27.5 years
Houston, TX
Residential	—	5,087	2,816	7,903	(1,071)	1978	12/21/2012	3 - 27.5 years
Houston, TX
Residential	10,530	9,620	4,800	14,420	(1,207)	1993	1/22/2013	3 - 27.5 years
Hermantown, MN
Residential	—	6,345	3,820	10,165	(1,173)	1968	3/13/2013	3 - 27.5 years
Lexington, KY
Residential	8,574	11,080	2,528	13,608	(1,108)	1979	3/28/2013	3 - 27.5 years
Houston, TX
Residential	—	8,064	2,893	10,957	(744)	1986	4/18/2013	3 - 27.5 years
Hoover, AL
Residential	19,335	26,496	3,026	29,522	(1,756)	1981	6/24/2013	3 - 27.5 years
Houston, TX

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2014 (dollars in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	—	9,494	2,683	12,177	(771)	1969	6/27/2013	3 - 27.5 years
Winter Park, FL
Residential	—	31,001	3,382	34,383	(1,758)	1984	7/25/2013	3 - 27.5 years
Plano, TX
Residential	—	17,583	1,681	19,264	(1,004)	1985	9/9/2013	3 - 27.5 years
Newport News, VA
Residential	22,843	29,509	2,022	31,531	(1,268)	1985	9/30/2013	3 - 27.5 years
Littleton, CO
Residential	18,446	23,321	2,595	25,916	(1,082)	1985	9/30/2013	3 - 27.5 years
Westminster, CO
Residential	20,298	24,192	2,510	26,702	(957)	1985	10/25/2013	3 - 27.5 years
Alpharetta, GA
Residential	14,089	21,831	3,043	24,874	(1,002)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX
Residential	—	32,142	250	32,392	(1,107)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN
Residential(1)	16,634	26,632	370	27,002	(927)	1998	1/28/2014	3 - 27.5 years
Louisville, KY
Residential(1)	15,804	19,892	456	20,348	(750)	1928	1/28/2014	3 - 27.5 years
Woodlawn, OH
Residential(1)	27,762	33,752	518	34,270	(1,289)	1981	1/28/2014	3 - 27.5 years
Norcross, GA
Residential(1)	—	5,912	2,261	8,173	(342)	1974	1/28/2014	3 - 27.5 years
Columbia, SC
Residential	50,000	69,111	1,426	70,537	(1,939)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2014 (dollars in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E		Column F		Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period		Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	$28,117	$42,001	$261	$42,262		$(1,601)		2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA
Residential	11,587	14,562	(3)	14,559		(376)		1981	5/5/2014	3 - 27.5 years
Plano, TX
Residential	18,007	28,911	287	29,198		(584)		1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	14,211	21,796	439	22,235		(421)		1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	24,162	31,385	(159)	31,226		(545)		2000	6/26/2014	3 - 27.5 years
Katy, TX
Residential	13,523	18,250	768	19,018		(761)		1984	7/1/2014	3 - 27.5 years
Shawnee, KS
Residential	6,407	11,898	371	12,269		(523)		1985	7/1/2014	3 - 27.5 years
Lee's Summit, MO
Residential	4,239	9,691	453	10,144		(438)		1983	7/1/2014	3 - 27.5 years
Kansas City, MO
Residential	24,039	34,554	(353)	34,201		(298)		1949	9/4/2014	3 - 27.5 years
San Antonio, TX
Residential	36,375	47,075	(508)	46,567		(398)		1984	9/29/2014	3 - 27.5 years
Irving, TX
Residential	15,096	21,204	104	21,308		(716)		1974	11/25/2014	3 - 27.5 years
Yorktown, VA
	$444,168	$778,433	$78,718	$857,151	(2)	$(45,133)	(2)

(1)    Acquired an interest in the property on 1/28/2014 with the Paladin merger.
(2)    Includes properties held for sale at 12/31/2014.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)
(Continued)

	Years Ended
	December 31,
	2014	2013
Balance, beginning of the period	$406,149	$126,640
Additions during period:
Acquisitions	436,626	255,149
Improvements, etc.	37,384	25,834
Dispositions during the period	(23,008)	(1,474)
Balance, at close of period	$857,151	$406,149

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2014
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$1,058	$747	$—

Residential Hermantown, MN	Fixed interest rate of 4%	5/17/2016	N/A	N/A	800	776	—
					$1,858	$1,523	$—

Year Ended
December 31, 2014
Balance, beginning of the period	$1,724
Interest accretion	26
Principal reductions	(227)
Balance, end of the period	$1,523