Form 10-Q
period 2015-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2015-05-15
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 6, 2015, there were 70,103,604 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental properties, net	$831,032	$775,254
Loans held for investment and preferred equity investments, net	4,989	4,985
Identified intangible assets, net	2,172	2,081
Assets held for sale - rental properties, net	—	36,764
	838,193	819,084

Cash	135,034	140,129
Restricted cash	6,304	6,930
Due from related parties	729	1,148
Tenant receivables, net	274	527
Deposits	986	666
Accounts receivable - other	24,149	—
Prepaid expenses and other assets	1,079	2,302
Deferred financing costs, net	6,611	6,392
Goodwill	1,231	1,231
Total assets	$1,014,590	$978,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$481,674	$444,168
Credit facilities	35,500	45,586
Accounts payable	1,620	2,689
Accrued expenses and other liabilities	6,086	6,473
Accrued real estate taxes	3,816	5,689
Due to related parties	1,750	1,630
Tenant prepayments	1,177	1,383
Security deposits	2,307	2,437
Distribution payable	10,516	—
Total liabilities	544,446	510,055

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,225,096 and 69,469,001 shares issued, respectively; and 69,852,090 and 69,254,165 shares outstanding, respectively)	699	693
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	619,671	614,024
Accumulated other comprehensive loss	(350)	(266)
Accumulated deficit	(158,178)	(154,319)
Total stockholders’ equity	461,843	460,133
Noncontrolling interests	8,301	8,221
Total equity	470,144	468,354
Total liabilities and stockholders’ equity	$1,014,590	$978,409

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
		(Remeasured)
Revenues:
Rental income	$27,571	$20,669
Interest and dividend income	163	163
Total revenues	27,734	20,832

Expenses:
Rental operating	14,632	12,027
Acquisition costs	1,701	2,500
Management fees	3,461	2,109
General and administrative	4,050	2,294
Loss on disposal of assets	1,109	1,627
Depreciation and amortization expense	10,297	11,946
Total expenses	35,250	32,503
Loss before other expenses	(7,516)	(11,671)

Other (expense) income:
Net gains on dispositions	29,175	—
Interest expense	(4,867)	(2,387)
Insurance proceeds in excess of cost basis	247	—
Income (loss) from continuing operations	17,039	(14,058)

Discontinued operations:
Income from discontinued operations	—	2
Income from discontinued operations, net	—	2
Net income (loss)	17,039	(14,056)
Net income attributable to noncontrolling interests	(11)	(555)
Net income (loss) attributable to stockholders	$17,028	$(14,611)

Amounts attributable to stockholders
Income (loss) from continuing operations	$17,028	$(14,613)
Discontinued operations	—	2
Net income (loss) attributable to stockholders	$17,028	$(14,611)

Net income (loss)	$17,039	$(14,056)
Other comprehensive income (loss):
Designated derivatives, fair value adjustments	(84)	(58)
Comprehensive income (loss)	16,955	(14,114)
Comprehensive income attributable to noncontrolling interests	(11)	(555)
Total comprehensive income (loss) attributable to stockholders	$16,944	$(14,669)

Weighted average common shares outstanding (1)	69,485	67,364

Basic and diluted income (loss) per common share (1):
Continuing operations	$0.25	$(0.22)
Discontinued operations	—	—
Net income (loss)	$0.25	$(0.22)

(1)    Excludes any dilution from the potential conversion of convertible stock, as the actual number of shares of common stock, if any, that will be issuable upon conversion of convertible stock is indeterminable at March 31, 2015.

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	69,254	$693	50	$1	$614,024	$(266)	$(154,319)	$460,133	$8,221	$468,354
Common stock issued through distribution reinvestment plan	756	8	—	—	7,175	—	—	7,183	—	7,183
Distributions on common stock	—	—	—	—	—	—	(20,930)	(20,930)	—	(20,930)
Share redemptions	(158)	(2)	—	—	(1,528)	—	43	(1,487)	—	(1,487)
Other comprehensive loss	—	—	—	—	—	(84)	—	(84)	—	(84)
Contributions of noncontrolling interests	—	—	—	—	—	—	—	—	69	69
Net income	—	—	—	—	—	—	17,028	17,028	11	17,039
Balance at March 31, 2015	69,852	$699	50	$1	$619,671	$(350)	$(158,178)	$461,843	$8,301	$470,144

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:		(Remeasured)
Net income (loss)	$17,039	$(14,056)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(2)
Loss on disposal of assets	1,109	1,627
Net gains on dispositions	(29,175)	—
Depreciation and amortization	10,297	11,946
Amortization of deferred financing costs	413	188
Amortization of fair value adjustment of debt	(190)	(352)
Accretion of discount and direct loan fees and costs	(13)	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	626	2,214
Tenant receivables, net	252	213
Deposits	(753)	(69)
Prepaid expenses and other assets	1,034	114
Due to related parties, net	538	108
Accounts payable and accrued expenses	(3,279)	1,179
Tenant prepayments	(149)	(9)
Security deposits	56	53
Net cash (used in) provided by operating activities of continuing operations	(2,195)	3,154
Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	41,911	—
Property acquisitions	(46,715)	(70,164)
Ownership acquisitions, net of cash received	—	(56,720)
Capital expenditures	(7,709)	(4,712)
Principal payments received on loans	9	(22)
Net cash used in investing activities of continuing operations	(12,504)	(131,618)
Cash flows from financing activities:
Redemptions of common stock	(1,487)	(342)
Payment of deferred financing costs	(403)	(1,192)
Increase in borrowings on mortgages	26,280	—
Principal payments on mortgages	(1,446)	(445)
Payments on credit facilities	(10,086)	—
Distributions paid on common stock	(3,231)	(1,989)
Contributions of noncontrolling interests	69	—
Purchase of interest rate caps	(92)	—
Syndication costs	—	3
Net cash provided by (used in) financing activities of continuing operations	9,604	(3,965)
Net cash used in continuing operations	(5,095)	(132,429)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	90
Net cash provided by discontinued operations	—	90
Net decrease in cash	(5,095)	(132,339)
Cash at beginning of period	140,129	270,323
Cash at end of period	$135,034	$137,984

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million from the issuance of 64,926,311 shares of common stock, including 276,056 shares purchased by the Advisor and 1,161,623 shares sold in the distribution reinvestment plan. During 2014, the Company sold 2,410,424 shares for $22.9 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2015, the Company additionally sold 756,095 shares for $7.2 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and intends to continue to acquire, real estate-related debt and equity that has been discounted due to the effects of economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions and (ii) multifamily rental properties to which the Company can add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	107th Avenue (c)	N/A	Omaha, NE

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

RRE Westhollow Holdings, LLC (“Westhollow”)	Arcadia (b)	N/A	Houston, TX
RRE Crestwood Holdings, LLC (“Crestwood”)	Town Park (a)(b)	N/A	Birmingham, AL
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	Campus Club (b)	N/A	Tampa, FL
RRE Bristol Holdings, LLC (“Bristol”)	The Redford (c)	N/A	Houston, TX
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (d)	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	Cityside Crossing (c)	N/A	Houston, TX
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	One Hundred Chevy Chase Apartments	244	Lexington, KY
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (e)	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (e)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (e)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (e)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (e)	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	N/A (b)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (e)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (e)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (e)	248	Yorktown, VA
PRIP 5060/6310, LLC ("Governor Park")	N/A (b)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A
RRE Woodmoor Holdings, LLC ("Woodmoor")	Woodmoor	208	Austin, TX

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Springs at Gilbert Meadows	459	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	N/A	N/A	N/A

N/A - Not Applicable
(a) - Discontinued operations
(b) - Sold prior to 2015
(c) - Sold in 2015
(d) - Subsidiary holds a portion of the Williamsburg parking lot
(e) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
All intercompany accounts and transactions have been eliminated in consolidation.
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

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC	70.0%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC	83.0%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC	77.7%	Stone Ridge	188	Columbia, SC
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

Assets Held for Sale

The Company presents the assets and liabilities of any rental properties which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2014, the Company had three rental properties included in assets held for sale. At March 31, 2015, there were no rental properties included in assets held for sale.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three months ended March 31, 2015 and 2014.
Loans Held for Investment, Net
The Company records acquired performing loans held for investment at cost and reviews them for potential impairment at each balance sheet date.  The Company considers a loan to be impaired if one of two conditions exists.  The first condition is, if based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  A TDR may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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
MARCH 31, 2015
(unaudited)

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
MARCH 31, 2015
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases are $46.9 million and $354,000 for the 12 month periods ending March 31, 2016 and 2017, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $224,000, $185,000, $96,000, $4,000 and $0 for the 12 month periods ending March 31, 2016, 2017, 2018, 2019 and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At March 31, 2015 and December 31, 2014, there were allowances for uncollectible receivables of $31,785 and $57,300, respectively.
Income Taxes
To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of March 31, 2015 and December 31, 2014, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations, as the actual number of shares of common stock that will be issuable upon conversion of the convertible stock, if any, is indeterminable at March 31, 2015 and would be anti-dilutive for the three months ended March 31, 2014 due to the net loss for the period. For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The impact of the reclassifications made to prior period financial statements are not material and did not affect net income (loss).
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”)("ASU No. 2014-09"), “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. FASB voted to propose a one year deferral to this guidance in April 2015. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

In April 2015, FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$7,183	$4,712
Stock distributions issued	—	3,333
Cash distributions on common stock declared but not yet paid	10,516	2,248
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	229	—

Assets and liabilities assumed in acquisitions:
Other assets assumed	—	3,231
Debt assumed	12,862	133,882
Other liabilities assumed	99	2,646
Noncontrolling interests	—	18,901
Rental properties, net	12,961	152,198

Cash paid during the period for:
Interest	$4,573	$1,778
NOTE 4 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$136,185	$122,137
Building and improvements	715,894	666,912
Furniture, fixtures and equipment	23,917	21,495
Construction in progress	2,030	3,005
	878,026	813,549
Less: accumulated depreciation	(46,994)	(38,295)
	$831,032	$775,254
Depreciation expense for the three months ended March 31, 2015 and March 31, 2014 was $8.8 million and $6.9 million, respectively.
During the three months ended December 31, 2014, the Company entered into agreements to sell three rental properties, The Alcove, Cityside Crossing and The Redford, with a total net book value of $36.8 million. The Company confirmed the intent and ability to sell all three properties in their present condition and all three properties qualified for held for sale accounting

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

treatment upon meeting all applicable criteria on or prior to December 31, 2014, at which time depreciation ceased. As such, the assets associated with these properties are separately classified and included as assets held for sale on the Company's consolidated balance sheets at December 31, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of The Alcove, Cityside Crossing and The Redford on January 26, 2015, February 27, 2015 and March 2, 2015, respectively (see Note 8).
Loss on disposal of assets. During the three months ended March 31, 2015 and 2014, the Company had a $1.1 million and $1.6 million loss, respectively, on the disposal of assets due to the replacement of appliances at its rental properties in conjunction with unit upgrades.
NOTE 5 - LOANS HELD FOR INVESTMENT AND PREFERRED EQUITY INVESTMENT, NET
The following table presents the components of loans held for investment and preferred equity investment, net (in thousands):

	March 31, 2015	December 31, 2014
Loans held for investment, net	$1,522	$1,523
Preferred equity investment, net	3,467	3,462
	$4,989	$4,985
Loans held for investment:
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes (the "Oberlin Note” and the "Heatherwood Note”) and two performing promissory notes (the "Peterson Note” and the "Trail Ridge Note”), collectively referred to as the “Notes”, each of which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs. Both the Oberlin and Peterson Notes were resolved in prior years.

On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013. On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date.

The face value of the performing notes, the Heatherwood Sale Note and the Trail Ridge Note, as of both March 31, 2015 and December 31, 2014 was $1.9 million. The performing notes were purchased net of discounts and the unamortized accretable discounts totaled $254,000 and $261,000 and unamortized loan origination costs of $13,000 and $13,000 at March 31, 2015 and December 31, 2014, respectively.
Preferred equity investment:
On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. An unaffiliated limited liability company owns the common equity and acts as the managing member of the Investment Vehicle. The Company is obligated to fund up to an additional $1.5 million in increments of $150,000 as long as no triggering event has occurred. Examples of triggering events include loan defaults, failure of the managing member to make payments to Preferred Member, and unauthorized managing member interest transfers.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

The Company is to be paid a dividend equal to 12% of the total amount invested, 7% of which must be paid monthly and the remaining accrues and is to be paid when the property cash flow allows for the repayment. The mandatory redemption date for the investment is the earliest of (i) April 2017, (ii) any earlier date that the mortgage loan secured by Spring Hill Apartments becomes due and payable as a result of the acceleration of the loan maturity date by the lender, or (iii) the date on which a defeasance is effected pursuant to the loan documents.

The preferred equity balance is presented net of nonrefundable origination fees and net of origination expenses, of $33,000, which are being amortized over the term of the investment as an adjustment to interest and dividend income.
The following table provides the aging of the Company’s loans held for investment and preferred equity investment(dollars in thousands):

	March 31, 2015			December 31, 2014
	Loans held for investment	Preferred equity investments	Total	Loans held for investment	Preferred equity investments	Total
Current	$1,522	$3,467	$4,989	$1,523	$3,462	$4,985

Delinquent:
30−89 days	—	—	—	—	—	—
90−180 days	—	—	—	—	—	—
Greater than 180 days	—	—	—	—	—	—
	$1,522	$3,467	$4,989	$1,523	$3,462	$4,985
The following table provides information about the credit quality of the Company’s loans held for investment, net and preferred equity investment (in thousands):

	March 31, 2015	December 31, 2014

Performing	$4,989	$4,985
Nonperforming	—	—
Total	$4,989	$4,985
The following table provides information about the terms of the Company's loans held for investment (dollars in thousands):

	Trail Ridge Note	Heatherwood Sale Note
Original face value	$1,058	$800
Current principal balance at March 31, 2015	991	772
Maturity date	10/28/2021	5/17/2016
Interest rate	7.5%	4.0%
Average monthly payment	$8	$4
The Company has individually evaluated each loan for impairment and determined that, as of March 31, 2015, the two loans held for investment and the preferred equity investment were not impaired.
There were no charge-offs for the three months ended March 31, 2015 and 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

NOTE 6 - ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of March 31, 2015, the Company owned interests in 36 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions and has completed the purchase price allocations.
The table below summarizes the Company's wholly-owned acquisitions during the three months ended March 31, 2015 and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Springs at Gilbert Meadows	Gilbert, AZ	3/19/2015	$36,000	$8,487	$25,867	$716	$931	$—	$(152)	$35,849
Woodmoor	Austin, TX	2/26/2015	24,000	5,586	17,493	291	629	—	(12,961)	11,038

(1)	Purchase price excludes closing costs and acquisition expenses.
Acquisitions
The Company acquired two properties during the three months ended March 31, 2015. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of March 31, 2015.

The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the three months ended March 31, 2015 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
Woodmoor	$217	$460	$692
Springs at Gilbert Meadows	130	841	1,005
	$347	$1,301	$1,697

On March 23, 2015, the Company entered into an agreement to purchase a 295 unit multifamily community in Chula Vista, California for $49.1 million. The transaction is expected to be completed in June 2015.

NOTE 7 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. For the The Estates at Johns Creek (formerly known as Addison Place) acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustment was finalized during the three months ended June 30, 2014. For the Paladin acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended December 31, 2014.
Changes in the Paladin and The Estates at Johns Creek acquisitions are reflected in the tables below (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

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

The results of operations for the three months ended March 31, 2014 include an additional $867,000 of depreciation and amortization and net income attributable to noncontrolling interests has been decreased by $249,000 to reflect the adjustments that would have been included in the three months ended March 31, 2014, as originally issued, had the final appraisals for the Paladin properties been received and recorded during that period.
The Estates at Johns Creek

	March 28, 2014 (As initially reported)	Measurement period adjustment	March 28, 2014 (As adjusted)
Land	$18,137	$(11,784)	$6,353
Building	51,843	10,406	62,249
Personal property	—	509	509
Intangible assets	520	869	1,389
Total net identifiable net assets	$70,500	$—	$70,500
The measurement period adjustment for The Estates at Johns Creek had no impact on depreciation and amortization for the three months ended March 31, 2014.
NOTE 8 - DISPOSITION OF PROPERTIES AND DISCONTINUED OPERATIONS

2014 Dispositions
The Company sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.6 million on the disposition.
The Company sold its 49% interest in one of the Paladin joint ventures, Parkhill Partners I, LLC ("Hilltop Village"), on July 1, 2014 to its joint venture partner for no consideration and recognized a loss on the sale of $493,000.
The Company sold the Arcadia at Westheimer Apartments on September 19, 2014 for $18.1 million and recognized a gain of approximately $8.3 million on the disposition.
2015 Dispositions
On January 26, 2015, the Company sold The Alcove Apartments, located in Houston, Texas, for $11.1 million and recognized a gain of $3.8 million on the disposition.
On January 29, 2015, the Company sold 107th Avenue Apartments, located in Omaha, Nebraska, for $250,000 and recognized a gain of $50,000 on the disposition.
On February 27, 2015, the Company sold the Redford Apartments, located in in Houston, Texas, for $33.0 million and recognized a gain of $15.3 million on the disposition.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

On March 2, 2015, the Company sold the Cityside Apartments, located in Houston, Texas, for $24.5 million and recognized a gain of $10.0 million on the disposition.
As of March 31, 2015, included in Accounts receivable - other on the consolidated balance sheet is $24.1 million from property dispositions, which is currently being held by a transfer agent to be used for future property purchases.
NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases. The value of the acquired in-place leases totaled $2.2 million and $2.1 million as of March 31, 2015 and December 31, 2014, respectively, net of accumulated amortization of $27.1 million and $26.5 million, respectively.  The weighted-average remaining life of the existing rental leases was six months and five months as of March 31, 2015 and December 31, 2014, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three months ended March 31, 2015 and 2014 was $1.5 million and $5.0 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending March 31, and thereafter, is as follows (in thousands):

2016	$2,014
2017	16
2018	16
2019	16
2020	16
Thereafter	94
$2,172

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE
The following is a summary of the mortgage notes payable (in thousands, except percentages):

	March 31, 2015			December 31, 2014
Collateral	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,839	$—	$15,839	$15,900	1/1/2022	2.47%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.48%	(1)(3)	36
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	53
Ivy at Clear Creek	8,538	—	8,538	8,574	11/1/2023	2.59%	(1)(4)	29
Trailpoint at the Woodlands	19,255	—	19,255	19,335	11/1/2023	2.59%	(1)(4)	66
Verona Apartment Homes	22,731	—	22,731	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,355	—	18,355	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.13%	(1)(3)	52
Maxwell Townhomes	14,028	—	14,028	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	232	16,582	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,686	—	15,686	15,804	6/26/2016	2.58%	(1)(4)	73
Pinehurst	4,186	21	4,207	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	142	6,392	6,407	10/1/2017	5.95%	(2)(3)	32
Retreat of Shawnee	13,230	225	13,455	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,448	123	27,571	27,762	9/1/2015	5.96%	(2)(3)	171
Coursey Place	27,862	141	28,003	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,459	(412)	15,047	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	201
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.57%	(1)(3)	35
Perimeter 5550	14,141	—	14,141	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,918	—	17,918	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	24,063	—	24,063	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,424	385	20,809	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,041	52	3,093	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	36,214	—	36,214	36,375	12/1/2021	3.87%	(2)(5)	171
Woodmoor	12,862	—	12,862	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.06%	(1)(3)	79
	$480,765	$909	$481,674	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1763% (as of March 31, 2015) plus a fixed margin.

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
Loans assumed as part of the Woodmoor, Paladin, Sunset Ridge and Maxwell acquisitions were recorded at their fair value. The fair value adjustments are amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2015 and 2014, interest expense was reduced by $190,069 and $352,012, respectively, for the amortization of the fair value adjustments.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of March 31, 2015 and December 31, 2014, the Company had $6.3 million and $6.9 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments, for each of the next five years ending March 31, and thereafter, are as follows (in thousands):

2016	$37,333
2017	37,850
2018	26,233
2019	45,496
2020	47,513
Thereafter	286,340
$480,765
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to The Estates at Johns Creek by July 1, 2018.
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2014, the property must maintain a certain level of debt service coverage. The Company was in compliance with all debt covenants for the Fieldstone mortgage at March 31, 2015.
NOTE 11 - CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three months ended March 31,
Lender	March 31, 2015		December 31, 2014				2015	2014
Bank of America	$—	$24,364	10,086	5/23/2017	LIBOR plus 3%	3.18%	3.17%	3.12%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.13%	2.11%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.18%	2.17%	2.16%
	$35,500	$24,364	$45,586

(1)	Variable rate based on one-month LIBOR of 0.1763% (as of March 31, 2015).
On December 2, 2011, the Company, through its operating partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

amended the Bank of America Credit Facility to increase the amount it may borrow under the Bank of America Credit Facility from $25.0 million to $50.0 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value of $51.8 million and are guaranteed by the Company.
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
The Company was in compliance with all such covenants at March 31, 2015.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association for $15 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, the Company amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. The Company was in compliance with all covenants at March 31, 2015.
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
The Brentdale Credit Facility includes a net worth covenant, a liquidity and leverage covenant and a property debt service coverage covenant. The Company was in compliance with all covenants at March 31, 2015.
Annual principal payments on the credit facilities for each of the next five years ending March 31 and thereafter are as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

2016	$—
2017	449
2018	23,323
2019	11,728
2020	—
Thereafter	—
$35,500
NOTE 12 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2015 and March 31, 2014, $413,000 and $188,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2015 and December 31, 2014 was $1.9 million and $1.5 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending March 31, and thereafter, is as follows (in thousands):

2016	$1,550
2017	1,411
2018	1,123
2019	879
2020	636
Thereafter	1,012
$6,611
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2015 (in thousands):

Net unrealized loss on derivatives
January 1, 2015	$(266)
Unrealized loss on designated derivative	(84)
March 31, 2015	$(350)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and up to the first $25,000 per incident for general liability losses. Catastrophic insurance would cover property losses in excess of the insurance pool up to $85.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2014. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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
MARCH 31, 2015
(unaudited)

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
The amounts payable and the fees earned/expenses paid to such related parties are summarized in the following tables (in thousands):

	March 31, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$729	$1,148

Payables to related parties:
Advisor:
Operating expense reimbursements	$713	$327

Resource Real Estate Opportunity Manager, LLC:
Property management fees	381	436
Operating expense reimbursements	648	743

Other	8	124
	$1,750	$1,630

	Three Months Ended
	March 31,
	2015	2014
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$1,482	$2,723
Asset management fees (2)	$2,247	$1,250
Disposition fees (3)	$761	$—
Debt financing fees (4)	$196	$—
Overhead allocation (5)	$888	$351

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,208	$696
Construction management fees (6)	$1,107	$229
Debt servicing fees (2)	$5	$—

Other:
Ledgewood	$61	$30
Graphic Images	$3	$33

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
(5)    Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.
(6)    Included in Rental Properties, net on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

NOTE 15 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
Common Stock
As of March 31, 2015, the Company had issued an aggregate of 70,225,096 shares, of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	4,328,142	41,117
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	70,225,096	$675,931
Shares redeemed	(373,006)
Total shares outstanding as of March 31, 2015	69,852,090

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of March 31, 2015 and December 31, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

•	(A) the lesser of

◦	(i) 25% of the amount, if any, by which

▪
(1) the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then outstanding shares of its common stock exceeds

▪
(2) the sum of the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

◦	(ii) 15% of the amount, if any, by which

▪
(1) the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then outstanding shares of its common stock exceeds

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

▪
(2) the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

•	(B) the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
Redemption of Securities
During the three months ended March 31, 2015, the Company redeemed 158,170 of its common shares. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12 month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three months ended March 31, 2015.
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
Distributions
For the three months ended March 31, 2015, the Company paid aggregate distributions of $10.4 million, including $3.2 million of distributions paid in cash and $7.2 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
			$7,183	$3,231	$10,414
On March 24, 2015, the Company's Board of Directors authorized cash distributions of $0.05 per common share to stockholders of record as of the close of business on April 29, 2015, May 28, 2015 and June 29, 2015 to be paid on April 30, 2015, May 29, 2015 and June 30, 2015, respectively. All three distributions, aggregating $10.5 million, are included in the consolidated balance sheets in Distributions payable at March 31, 2015.
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company had increased its accumulated deficit by $21.3 million as of March 31, 2015.
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
MARCH 31, 2015
(unaudited)

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

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Interest rate caps	$—	$122	$—	$122
	$—	$122	$—	$122

December 31, 2014
Assets:
Interest rate caps	$—	$114	$—	$114
	$—	$114	$—	$114
The carrying and fair values of the Company’s loans held for investment, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment and preferred equity investments, net	$4,989	$5,190	$4,985	$4,985

Mortgage notes payable	$(481,674)	$(486,009)	$(444,168)	$(450,269)

Credit facilities	$(35,500)	$(35,500)	$(45,586)	$(45,586)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

The fair value of the loans held for investment and preferred equity investments, net, was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The fair values of the two credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable. (Level 3)
NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of six interest rate caps that were designated as cash flow hedges during 2013, 2014 and 2015. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and the year end December 31, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	6	$102,013	January 1, 2018 to April 1, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of March 31, 2015 and December 31, 2014 (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2015
(unaudited)

Asset Derivatives				Liability Derivatives
March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$122	Interest rate caps	$114	—	$—	—	$—

NOTE 18 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2015 were in compliance with the charter imposed limitation.
NOTE 19 - SUBSEQUENT EVENTS
    On April 28, 2015, the Company entered into a purchase and sale agreement to purchase a 400 unit multifamily apartment complex in southern California for $118.0 million. The purchase is expected to be completed in June 2015.
On April 30, 2015, the Company entered into an agreement to sell its interest in One Hundred Chevy Chase Apartments, located in Lexington, Kentucky, for $13.5 million with an expected closing date in June 2015. The Company expects to recognize a gain on the sale in the three months ended June 30, 2015.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2014. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Following years of unprecedented appreciation in commercial real estate values fueled by readily available and inexpensive credit, the commercial real estate market began a significant decline in late 2007 as a result of the massive contraction in the credit and securitization markets. We believe that this decline produced an attractive environment to acquire commercial real estate and real estate-related debt at significantly discounted prices. We have a particular focus on operating multifamily assets and we intend to target this asset class while also purchasing interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. We currently anticipate holding approximately 25% of our total assets in categories (i) and 75% of our total assets in category (ii), however, that may change depending on market and economic conditions.
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
Results of Operations
 As of March 31, 2015, we owned interests in a total of 36 multifamily properties. During the three months ended March 31, 2015, we acquired interests in two multifamily properties and disposed of four properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.
On March 23, 2015, we entered into an agreement to purchase a 295 unit multifamily community in Chula Vista, California for $49.1 million. The transaction is expected to be completed in June 2015.
The results of operations for the three months ended March 31, 2014 have been remeasured to include an additional $867,000 of depreciation and amortization and net income attributable to noncontrolling interests has been decreased by $249,000 for the measurement period adjustment related to the Paladin acquisition. These adjustments would have been included in the results of operations as originally reported for the three months ended March 31, 2014 had the final appraisals for the Paladin properties been received and recorded during that period.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
		(Remeasured)
Revenues:
Rental income	$27,571	$20,669
Interest and dividend income	163	163
Total revenues	27,734	20,832

Expenses:
Rental operating	14,632	12,027
Acquisition costs	1,701	2,500
Management fees	3,461	2,109
General and administrative	4,050	2,294
Loss on disposal of assets	1,109	1,627
Depreciation and amortization expense	10,297	11,946
Total expenses	35,250	32,503
Loss before other expenses	(7,516)	(11,671)

Other (expense) income:
Net gains on dispositions	29,175	—
Interest expense	(4,867)	(2,387)
Insurance proceeds in excess of cost basis	247	—
Income (loss) from continuing operations	17,039	(14,058)

Discontinued operations:
Income from discontinued operations	—	2
Net income (loss)	17,039	(14,056)
Net income attributable to noncontrolling interest	(11)	(555)
Net income (loss) attributable to stockholders	$17,028	$(14,611)
Fluctuations in all operating activities is primarily due to the increased average number of operating properties in which we owned interests to 36 at March 31, 2015 from 31 at March 31, 2014. The following table presents the number of rental properties held at each month end for the three months ended March 31, 2015 and 2014:

	2015	2014
January 31	36	24
February 28	36	33
March 31	36	35

Average number of properties held	36	31

Revenues: During the three months ended March 31, 2015 and 2014, our income was primarily from rents from our multifamily properties. The increase in rental income is due to the increased average number of operating properties in which we owned interests.
Expenses:  Our rental operating expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the increased average number of operating properties in which we owned interests. Accordingly, we also incurred increased management fees.

(Back to Index)

(Back to Index)

◦
General and administrative expenses increased by $1.8 million from $2.3 million for the three months ended March 31, 2014 to $4.1 million for the three months ended March 31, 2015, primarily related to a $539,000 increase in salary and benefits allocated to us by our Advisor due to the increased properties under management, a $238,000 increase in professional fees related to investor relations and a $388,000 increase in franchise taxes primarily related to the gains on sales of properties located in Texas.

◦	The $29.2 million net gain on dispositions included in other (expense) income for the three months ended March 31, 2015 reflects the sale of four properties during the period:

▪	Alcove Apartments - Sold on January 26, 2015 for $11.1 million and recognized a gain of approximately $3.8 million on the disposition.

▪	107th Avenue Apartments - Sold on January 29, 2015 for $250,000 and recognized a gain of approximately $50,000 on the disposition.

▪	Redford Apartments - Sold on February 27, 2015 for $33.0 million and recognized a gain of approximately $15.3 million on the disposition.

▪	Cityside Apartments - Sold on March 2, 2015 for $24.5 million and recognized a gain of approximately $10.0 million on the disposition.

◦	The $2.5 million increase in interest expense is due to borrowings under 10 additional mortgage loans into which we entered subsequent to March 31, 2014.
The following table presents the results of operations separated into two categories: the results of operations of the 18 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended March 31, 2015 and 2014 (in thousands):

(Back to Index)

(Back to Index)

	For the three months ended			For the three months ended
	March 31, 2015			March 31, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:					(Remeasured)
Rental income	$12,538	$15,033	$27,571	$11,961	$8,708	$20,669
Interest income	1	162	163	1	162	163
Total revenues	12,539	15,195	27,734	11,962	8,870	20,832

Expenses:
Rental operating	7,364	7,268	14,632	7,244	4,783	12,027
Acquisition costs	—	1,701	1,701	17	2,483	2,500
Management fees	561	2,900	3,461	515	1,594	2,109
General and administrative	928	3,122	4,050	857	1,437	2,294
Loss on disposal of assets	198	911	1,109	1,585	42	1,627
Depreciation and amortization expense	4,782	5,515	10,297	6,978	4,968	11,946
Total expenses	13,833	21,417	35,250	17,196	15,307	32,503
Loss before other expenses	(1,294)	(6,222)	(7,516)	(5,234)	(6,437)	(11,671)

Other (expense) income:
Net gains on dispositions	—	29,175	29,175	—	—	—
Interest expense	(1,455)	(3,412)	(4,867)	(1,287)	(1,100)	(2,387)
Insurance proceeds in excess of cost	—	247	247	—	—	—
(Loss) income from continuing operations	(2,749)	19,788	17,039	(6,521)	(7,537)	(14,058)

Discontinued operations:
Income from discontinued operations, net	—	—	—	—	2	2
Net (loss) income	(2,749)	19,788	17,039	(6,521)	(7,535)	(14,056)
Net income attributable to noncontrolling interests	—	(11)	(11)	—	(555)	(555)
Net (loss) income attributable to stockholders	$(2,749)	$19,777	$17,028	$(6,521)	$(8,090)	$(14,611)
Revenues: The $577,000 increase in rental revenue for the 18 properties we owned during both the three months ended March 31, 2015 and the three months ended March 31, 2014 was primarily comprised of:

Multifamily Community Name	Rental Income Increase (in thousands)	Increase in Occupancy
One Hundred Chevy Chase	$145	2.05%
Ivy at Clear Creek	113	3.69%
The Westside	96	3.15%
Williamsburg	91	3.18%
All other	132
	$577

(Back to Index)

(Back to Index)

Expenses: Our rental operating expenses for the 18 properties we owned during both the three months ended March 31, 2015 and the three months ended March 31, 2014 decreased primarily due to decreases in loss on disposal of assets and depreciation and amortization expense.

◦
The $1.4 million decrease in loss on disposal of assets is due to the replacement of appliances at Maxwell and Meridian Point during the three months ended March 31, 2014, in conjunction with unit upgrades.

◦	The $2.2 million decrease in depreciation and amortization expense is due to intangible assets related to in-place leases becoming fully amortized prior to the three months ended March 31, 2015.
Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured or unsecured financings from banks, proceeds from the sale of real estate, and cash flows generated by our real estate and real estate-related investments.
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
Capital Expenditures.
We deployed a total of $7.7 million during the three months ended March 31, 2015 for capital expenditures. The properties in which we deployed the most capital during the the three months March 31, 2015 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
Property	March 31, 2015
The Estates at Johns Creek	$1,191	$5,646
Maxwell Townhomes	742	$576
Verona Apartment Homes	610	$322
Calloway at Las Colinas	550	$7,992
The Nesbit Palisades	484	$4,683
All other properties	4,132	$41,201
	$7,709
An estimated additional $13.4 million in capital is budgeted to be deployed over the next two years for improvements to Woodmoor and The Springs at Gilbert Meadows, which were purchased during the three months ended March 31, 2015.
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
Gross offering proceeds
As of March 31, 2015, an aggregate of 70.2 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

(Back to Index)

(Back to Index)

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	4,328,142	41,117
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	70,225,096	$675,931
Shares redeemed	(373,006)
Total shares outstanding at March 31, 2015	69,852,090

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facilities
The following is a summary of our credit facilities:

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three months ended March 31,
Lender	March 31, 2015		December 31, 2014				2015	2014
Bank of America	$—	$24,364	$10,086	5/23/2017	LIBOR plus 3%	3.18%	3.17%	3.12%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.13%	2.11%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.18%	2.17%	2.16%
	$35,500	$24,364	$45,586
Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $51.8 million and are guaranteed by us. We were in compliance with all covenants under this facility as of March 31, 2015.
Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, we amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. We were in compliance with all covenants under this facility at March 31, 2015.
Draws under the Brentdale Credit Facility are secured by the assets of The Westside Apartments (formerly known as Brentdale Apartments). We provided a $6.5 million repayment guarantee. We were in compliance with all covenants under this facility as of March 31, 2015.
Mortgage Debt

(Back to Index)

(Back to Index)

The following is a summary of our mortgage notes payable (in thousands, except percentages):

	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate
								Average Monthly Debt Service
Collateral	March 31, 2015			December 31, 2014
Vista Apartment Homes	$15,839	$—	$15,839	$15,900	1/1/2022	2.47%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.48%	(1)(3)	36
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	53
Ivy at Clear Creek	8,538	—	8,538	8,574	11/1/2023	2.59%	(1)(4)	29
Trailpoint at the Woodlands	19,255	—	19,255	19,335	11/1/2023	2.59%	(1)(4)	66
Verona Apartment Homes	22,731	—	22,731	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,355	—	18,355	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.13%	(1)(3)	52
Maxwell Townhomes	14,028	—	14,028	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	232	16,582	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,686	—	15,686	15,804	6/26/2016	2.58%	(1)(4)	73
Pinehurst	4,186	21	4,207	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	142	6,392	6,407	10/1/2017	5.95%	(2)(3)	32
Retreat of Shawnee	13,230	225	13,455	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,448	123	27,571	27,762	9/1/2015	5.96%	(2)(3)	171
Coursey Place	27,862	141	28,003	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,459	(412)	15,047	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	201
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.57%	(1)(3)	35
Perimeter 5550	14,141	—	14,141	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,918	—	17,918	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	24,063	—	24,063	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,424	385	20,809	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,041	52	3,093	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	36,214	—	36,214	36,375	12/1/2021	3.87%	(2)(5)	171
Woodmoor	12,862	—	12,862	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.06%	(1)(3)	79
	$480,765	$909	$481,674	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1763% (as of March 31, 2015).

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
At March 31, 2015, the weighted average interest rate of all our outstanding indebtedness was 3.73% .
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (48% as of March 31, 2015). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

Operating Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 14 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2015 did not exceed the charter imposed limitation.
Distributions
For the three months ended March 31, 2015, we paid aggregate distributions of $10.4 million, including $3.2 million of distributions paid in cash and $7.2 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
			$7,183	$3,231	$10,414
On March 24, 2015, our Board of Directors authorized cash distributions of $0.05 per common share to stockholders of record as of the close of business on April 29, 2015, May 28, 2015 and June 29, 2015 to be paid on April 30, 2015, May 29, 2015 and June 30, 2015, respectively. All three distributions, aggregating $10.5 million, are included in the consolidated balance sheets in Distributions payable at March 31, 2015.
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three months ended March 31, 2015 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities- QTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,231	$7,183	$10,414	$(1,924)	$20,930	$0.05	$- / -%	$10,414/100%
Our net income attributable to common stockholders' for the three months ended March 31, 2015 was $17.0 million and net cash used in operating activities of continuing operations was $2.2 million. Our cumulative cash distributions and net loss from inception through March 31, 2015 were $59.9 million and $66.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

(Back to Index)

(Back to Index)

Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to: (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). We are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate assets.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the three months ended March 31, 2015 and 2014, respectively.
Stabilized assets during the three months ended March 31, 2015 included: 107th Avenue, The Redford, Cityside Crossing (all three of which were sold in January and February 2015), Vista Apartment Homes, Cannery Lofts, Williamsburg, Deerfield, Mosaic, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside Apartments, Verona Apartment Homes, Skyview Apartment Homes, The Nesbit Palisades, Meridian Pointe, Chisholm Place, Aston at Cinco Ranch, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Retreat at Shawnee, Pheasant Run, Pinehurst, Champion Farms, Fieldstone, The Estates at Johns Creek, Perimeter 5550, Perimeter Circle, Aston at Cinco Ranch, Sunset Ridge, and Calloway at Las Colinas. Unstabilized assets during the three months ended March 31, 2015 included: One Hundred Chevy Chase Apartments, Tech Center Square, Maxwell Townhomes, The Woodmoor and Springs at Gilbert. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the three months ended March 31, 2014 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Verona Apartment Homes, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside, Skyview Apartment Homes, Nesbit Palisades, The Estates at Johns Creek, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village, Retreat at Shawnee, Pheasant Run, Pinehurst and Fieldstone. Unstabilized assets during the three months ended March 31, 2014 consisted of Mosaic, One Hundred Chevy Chase Apartments, Tech Center Square, Maxwell Townhomes, Meridian Pointe and Champion Farms. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
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
The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the table below include adjustments attributable to noncontrolling interests. For the three months ended March 31, 2014, such amounts reflect the adjustments that would have been included as originally issued had the final appraisals for the Paladin properties been received and recorded during that period.

(Back to Index)

(Back to Index)

	Three Months Ended
	March 31,
	2015	2014
		(Remeasured)
Net income (loss) attributable to stockholders – GAAP	$17,028	$(14,611)
Net gains on dispositions	(29,175)	—
Depreciation expense	8,635	6,248
FFO	(3,512)	(8,363)
Adjustments for straight-line rents	(129)	(154)
Amortization of intangible lease assets	1,468	4,539
Debt premium amortization	(125)	(216)
Acquisition costs	1,701	2,500
MFFO	$(597)	$(1,694)
Net gains on dispositions	29,175	—
AFFO	$28,578	$(1,694)

Basic and diluted income (loss) per common share - GAAP	$0.25	$(0.22)
FFO per share	$(0.05)	$(0.12)
MFFO per share	$(0.01)	$(0.03)
AFFO per share	$0.41	$(0.03)

Weighted average shares outstanding (1)	69,485	67,364

(1)    Excludes any dilution from the potential conversion of convertible stock, as the actual number of shares of common stock, if any, that will be issuable upon conversion of convertible stock is indeterminable at March 31, 2015.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
				(Remeasured)
Net income (loss) attributable to stockholders- GAAP	$19,248	$(2,220)	$17,028	$(7,824)	$(6,787)	$(14,611)
Net gains on dispositions	(29,175)	—	(29,175)	—	—	—
Depreciation expense	7,840	795	8,635	5,191	1,057	6,248
FFO	(2,087)	(1,425)	(3,512)	(2,633)	(5,730)	(8,363)
Adjustments for straight-line rents	(100)	(29)	(129)	(154)	—	(154)
Amortization of intangible lease assets	1,341	127	1,468	3,871	668	4,539
Debt premium amortization	(125)	—	(125)	(163)	(53)	(216)
Acquisition costs	1,429	272	1,701	204	2,296	2,500
MFFO	458	(1,055)	(597)	1,125	(2,819)	(1,694)
Net gains on dispositions	29,175	—	29,175	—	—	—
AFFO	$29,633	$(1,055)	$28,578	$1,125	$(2,819)	$(1,694)

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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On April 28, 2015, we entered into a purchase and sale agreement to purchase a 400 unit multifamily apartment complex in southern California for $118.0 million. The purchase is expected to be completed in June 2015.
On April 30, 2015, we entered into an agreement to sell our interest in One Hundred Chevy Chase Apartments, located in Lexington, Kentucky, for $13.5 million with an expected closing date in June 2015. We expect to recognize a gain on the sale in the three months ended June 30, 2015.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended March 31, 2015, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	35,889	$9.77	35,889	(3)
February 2015	—	—	—	(3)
March 2015	122,281	$9.62	122,281	(3)
	158,170

(1)	All redemptions of equity securities in the three months ended March 31, 2015 were made pursuant to our share redemption program.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended March 31, 2015.
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
4.1
Form of Distribution Reinvestment Plan Enrollment Form, included as Appendix B to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed December 30, 2013)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix A to the prospectus (incorporated by reference to Post-Effective Amendment No. 15 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed December 30, 2013)

10.1
Amendment to Third Amended and Restated Advisory Agreement dated March 24, 2015 between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC filed March 31, 2015 (incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2015)

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 15, 2015	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)