Form 10-Q
period 2015-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2015-08-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 4, 2015, there were 70,775,884 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental properties, net	$986,358	$775,254
Loans held for investment and preferred equity investments, net	4,223	4,985
Identified intangible assets, net	3,761	2,081
Assets held for sale - rental properties, net	—	36,764
	994,342	819,084

Cash	100,969	140,129
Restricted cash	7,116	6,930
Due from related parties	2,072	1,148
Tenant receivables, net	358	527
Deposits	271	666
Prepaid expenses and other assets	2,893	2,302
Deferred financing costs, net	7,692	6,392
Goodwill	1,231	1,231
Total assets	$1,116,944	$978,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$577,279	$444,168
Credit facilities	56,394	45,586
Accounts payable	1,481	2,689
Accrued expenses and other liabilities	6,286	6,473
Accrued real estate taxes	5,765	5,689
Due to related parties	1,337	1,630
Tenant prepayments	1,139	1,383
Security deposits	2,665	2,437
Total liabilities	652,346	510,055

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,961,928 and 69,469,001 shares issued, respectively; and 70,547,010 and 69,254,165 shares outstanding, respectively)	705	693
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	626,531	614,024
Accumulated other comprehensive loss	(391)	(266)
Accumulated deficit	(170,439)	(154,319)
Total stockholders’ equity	456,407	460,133
Noncontrolling interests	8,191	8,221
Total equity	464,598	468,354
Total liabilities and stockholders’ equity	$1,116,944	$978,409

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(Remeasured)
Revenues:
Rental income	$28,250	$24,910	$55,821	$45,579
Interest and dividend income	162	58	325	221
Total revenues	28,412	24,968	56,146	45,800

Expenses:
Rental operating	14,841	12,998	29,473	24,782
Acquisition costs	4,108	4,035	5,809	6,535
Management fees	3,719	2,838	7,180	4,947
General and administrative	3,787	3,760	7,837	6,297
Loss on disposal of assets	1,372	21	2,481	1,648
Provision for loan loss	130	—	130	—
Depreciation and amortization expense	12,059	12,953	22,356	24,899
Total expenses	40,016	36,605	75,266	69,108
Loss before other expenses	(11,604)	(11,637)	(19,120)	(23,308)

Other (expense) income:
Net gains on dispositions	4,376	2,541	33,551	2,541
Interest expense	(5,408)	(3,509)	(10,275)	(5,896)
Insurance proceeds in excess of cost basis	160	—	407	—
(Loss) income from continuing operations	(12,476)	(12,605)	4,563	(26,663)

Discontinued operations:
Income from discontinued operations	—	—	—	2
Income from discontinued operations, net	—	—	—	2
Net (loss) income	(12,476)	(12,605)	4,563	(26,661)
Net loss attributable to noncontrolling interests	192	1,965	181	1,410
Net (loss) income attributable to stockholders	$(12,284)	$(10,640)	$4,744	$(25,251)

Amounts attributable to stockholders
(Loss) income from continuing operations	$(12,284)	$(10,640)	$4,744	$(25,253)
Discontinued operations	—	—	—	2
Net (loss) income attributable to stockholders	$(12,284)	$(10,640)	$4,744	$(25,251)

Net (loss) income	$(12,476)	$(12,605)	$4,563	$(26,661)
Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(41)	(149)	(125)	(207)
Comprehensive (loss) income	(12,517)	(12,754)	4,438	(26,868)
Comprehensive loss attributable to noncontrolling interests	192	1,965	181	1,410
Total comprehensive (loss) income attributable to stockholders	$(12,325)	$(10,789)	$4,619	$(25,458)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(CONTINUED)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	2015	2014	2015	2014
		(Remeasured)
Weighted average common shares outstanding (1)	70,107	67,749	69,798	67,558

Basic and diluted (loss) income per common share (1):
Continuing operations	$(0.18)	$(0.16)	$0.07	$(0.37)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.18)	$(0.16)	$0.07	$(0.37)

(1)    Excludes any dilution from the potential conversion of convertible stock, as the actual number of shares of common stock, if any, that will be issuable upon conversion of convertible stock is indeterminable at June 30, 2015.

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	69,254	$693	50	$1	$614,024	$(266)	$(154,319)	$460,133	$8,221	$468,354
Common stock issued through distribution reinvestment plan	1,493	14	—	—	14,418	—	—	14,432	—	14,432
Distributions on common stock	—	—	—	—	—	—	(20,928)	(20,928)	—	(20,928)
Share redemptions	(200)	(2)	—	—	(1,911)	—	64	(1,849)	—	(1,849)
Other comprehensive loss	—	—	—	—	—	(125)	—	(125)	—	(125)
Contributions of noncontrolling interests	—	—	—	—	—	—	—	—	151	151
Net income (loss)	—	—	—	—	—	—	4,744	4,744	(181)	4,563
Balance at June 30, 2015	70,547	$705	50	$1	$626,531	$(391)	$(170,439)	$456,407	$8,191	$464,598

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,563	$(26,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from discontinued operations	—	(2)
Loss on disposal of assets	2,481	1,648
Provision for loan loss	130	—
Net gains on dispositions	(33,551)	(2,541)
Depreciation and amortization	22,356	24,899
Amortization of deferred financing costs	906	566
Amortization of fair value adjustment of debt	(374)	(305)
Accretion of discount and direct loan fees and costs	(17)	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	216	708
Tenant receivables, net	168	(52)
Deposits	(38)	(82)
Prepaid expenses and other assets	(17)	(1,040)
Due to related parties, net	(1,101)	(1,764)
Accounts payable and accrued expenses	(1,286)	3,807
Tenant prepayments	(172)	156
Security deposits	55	27
Net cash used in operating activities of continuing operations	(5,681)	(636)
Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	55,051	10,070
Property acquisitions	(96,953)	(169,146)
Ownership acquisitions, net of cash received	—	(56,720)
Capital expenditures	(17,465)	(15,634)
Principal payments received on loans	591	195
Net cash used in investing activities of continuing operations	(58,776)	(231,235)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash flows from financing activities:
Redemptions of common stock	$(1,849)	$(1,075)
Payment of deferred financing costs	(402)	(2,770)
Increase in borrowings on mortgages	26,280	114,354
Principal payments on borrowings on mortgages	(2,926)	(1,011)
Proceeds from borrowings on line of credit	30,918	45,520
Payments on line of credit	(20,288)	(6,975)
Distributions paid on common stock	(6,496)	(4,022)
Contributions of noncontrolling interests	151	—
Purchase of interest rate caps	(91)	(65)
Net cash provided by financing activities	25,297	143,956
Net cash used in continuing operations	(39,160)	(87,915)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	90
Net cash provided by discontinued operations	—	90
Net decrease in cash	(39,160)	(87,825)
Cash at beginning of period	140,129	270,323
Cash at end of period	$100,969	$182,498

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million from the issuance of 64,926,311 shares of common stock, including 276,056 shares purchased by the Advisor and 1,161,623 shares sold in the distribution reinvestment plan. During 2014, the Company sold 2,410,424 shares for $22.9 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2015, the Company additionally sold 1,492,928 shares for $14.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(c)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(b)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

RRE Crestwood Holdings, LLC (“Crestwood”)	(a)(b)	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(b)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (d)	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	(c)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	The Reserve at Mt. Moriah	220	Memphis, TN
RRE Flagstone Holdings, LLC ("Flagstone")	The Alcove	292	Houston, TX
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (e)	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (e)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (e)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (e)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (e)	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	(b)(e)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (e)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (e)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (e)	248	Yorktown, VA
PRIP 5060/6310, LLC ("Governor Park")	(b)(e)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A
RRE Woodmoor Holdings, LLC ("Woodmoor")	Woodmoor	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Springs at Gilbert Meadows	459	Gilbert, AZ

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

RRE Bonita Glen Holdings, LLC ("Bonita")	Villages at Bonita Glen	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA

N/A - Not Applicable
(a) - Discontinued operations
(b) - Sold prior to 2015
(c) - Sold in 2015
(d) - Subsidiary holds a portion of the Williamsburg parking lot
(e) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. Noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net (loss) income includes the noncontrolling interests’ share of (loss) income. All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements include the accounts of the Company's majority-owned and/or controlled subsidiaries as follows:

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold subsequent to the balance sheet date, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2014, the Company had three rental properties included in assets held for sale. At June 30, 2015, there were no rental properties included in assets held for sale.

Rental Properties

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

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
Concentration of Risk
At June 30, 2015, the Company's real estate investments in California, Texas and Georgia represented 17%, 25% and 18% of the net book value of the Company's rental properties, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rental properties resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three and six months ended June 30, 2015 and 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

The Company may acquire real estate loans at a discount due to the credit quality of such loans and the respective borrowers under such loans.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan held for investment.  The EIR that is calculated when the loan held for investment is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  However, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered. At June 30, 2015 and December 31, 2014, there are no loans held on the cost recovery method.
Preferred Equity Investment
The Company records preferred equity investments at cost and evaluates the collectibility of both interest and principal at each balance sheet date. A preferred equity investment is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due according to existing contractual terms. When an investment is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value. Fees paid, net of expenses, are deferred and recognized as an adjustment to interest and dividend income earned over the term of the agreement.
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
JUNE 30, 2015
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases (excluding commercial and antenna rentals) are $53.9 million and $314,000 for the 12 month periods ending June 30, 2016 and 2017, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $245,000, $231,000, $113,000, $40,000, $41,000, and zero for the 12 month periods ending June 30, 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At June 30, 2015 and December 31, 2014, there were allowances for uncollectible receivables of $29,687 and $57,300, respectively.
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
JUNE 30, 2015
(unaudited)

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of June 30, 2015 and December 31, 2014, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations, as the actual number of shares of common stock that will be issuable upon conversion of the convertible stock, if any, is indeterminable at June 30, 2015 and would be anti-dilutive for the three months ended June 30, 2015 and the three and six months ended June 30, 2014 due to the net loss for the periods. For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The impact of the reclassifications made to prior period financial statements are not material and did not affect net income (loss).
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”)("ASU No. 2014-09"), “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

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
JUNE 30, 2015
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$14,432	$9,441
Stock distributions issued	—	3,333
Cash distributions on common stock declared but not yet paid	—	2,263
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	10,709	505

Assets and liabilities assumed in acquisitions:
Other assets assumed	—	3,231
Debt assumed	40,185	133,882
Other liabilities assumed	99	2,646
Noncontrolling interests	—	18,901
Rental properties, net	40,284	152,198

Cash paid during the period for:
Interest	$9,388	$4,598
NOTE 4 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$191,392	$122,137
Building and improvements	822,147	666,912
Furniture, fixtures and equipment	25,297	21,495
Construction in progress	3,440	3,005
	1,042,276	813,549
Less: accumulated depreciation	(55,918)	(38,295)
	$986,358	$775,254
Depreciation expense for the three and six months ended June 30, 2015 was $10.6 million and $19.4 million, respectively, and for the three and six months ended June 30, 2014 was $7.4 million and $14.3 million, respectively.
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
Loss on disposal of assets. During the three and six months ended June 30, 2015, the Company had a $1.4 million and $2.5 million loss on the disposal of assets, respectively, and during the three and six months June 30, 2014 had a $21,000 and $1.6 million loss on the disposal of assets, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

NOTE 5 - LOANS HELD FOR INVESTMENT AND PREFERRED EQUITY INVESTMENT, NET
The following table presents the components of loans held for investment and preferred equity investment, net (in thousands):

	June 30, 2015	December 31, 2014
Loans held for investment, net	$752	$1,523
Preferred equity investment, net	3,471	3,462
	$4,223	$4,985
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

On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013. On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date. In May 2015, the Company agreed to receive $583,000 and apply $58,000 of escrow balances in full satisfaction of the loan. As such, the Company recorded a provision for loan loss of $130,000 during the three months ended June 30, 2015 related to this payoff.
Preferred equity investment:
On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. An unaffiliated limited liability company owns the common equity and acts as the managing member of the Investment Vehicle. The Company is obligated to fund up to an additional $1.5 million in increments of $150,000 upon request as long as no triggering event has occurred. Examples of triggering events include loan defaults, failure of the managing member to make payments to the Preferred Member, and unauthorized managing member interest transfers.

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

The Company is to be paid a dividend equal to 12% of the total amount invested, 7% of which must be paid monthly and of which the remaining amount accrues and is to be paid when the property cash flow allows for the repayment. The mandatory redemption date for the investment is the earliest of (i) April 2017, (ii) any earlier date upon which the mortgage loan secured by Spring Hill Apartments becomes due and payable as a result of the acceleration of the loan maturity date by the lender, or (iii) the date on which a defeasance is effected pursuant to the loan documents.

The preferred equity balance is presented net of nonrefundable origination fees and net of origination expenses which are being amortized over the term of the investment as an adjustment to interest and dividend income.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

The following table provides the aging of the Company’s loans held for investment and preferred equity investment(dollars in thousands):

	June 30, 2015			December 31, 2014
	Loans held for investment	Preferred equity investments	Total	Loans held for investment	Preferred equity investments	Total
Current	$752	$3,471	$4,223	$1,523	$3,462	$4,985

Delinquent:
30−89 days	—	—	—	—	—	—
90−180 days	—	—	—	—	—	—
Greater than 180 days	—	—	—	—	—	—
	$752	$3,471	$4,223	$1,523	$3,462	$4,985
The following table provides information about the credit quality of the Company’s loans held for investment, net and preferred equity investment (in thousands):

	June 30, 2015	December 31, 2014

Performing	$4,223	$4,985
Nonperforming	—	—
Total	$4,223	$4,985
The following table presents details of the balance and terms of the loan held for investment and the preferred equity investment held at June 30, 2015 (in thousands):

	Unpaid Principal Balance	Unamortized Discount	Deferred (fees) expenses, net	Net book value	Maturity Date	Interest Rate	Average monthly payment
Loan- Trail Ridge	$991	$(247)	$8	$752	10/28/2021	7.5%	$8
Preferred equity investment	3,500	—	(29)	3,471	4/1/2017	12%	$35
	$4,491	$(247)	$(21)	$4,223
The following table presents details of the balance and terms of loans held for investment and the preferred equity investment held at December 31, 2014 (in thousands):

	Unpaid Principal Balance	Unamortized (Discount)	Deferred (fees) expenses, net	Net book value
Loan- Trail Ridge	$994	$(261)	$14	$747
Loan- Heatherwood	776	—	—	776
Preferred equity investment	3,500	—	(38)	3,462
	$5,270	$(261)	$(24)	$4,985
The Company has individually evaluated each loan for impairment and determined that, as of June 30, 2015, the loan held for investment and the preferred equity investment were not impaired.
There was a $130,000 charge-off during the three and six months ended June 30, 2015 and there were no charge-offs during the three and six months ended June 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

NOTE 6 - ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of June 30, 2015, the Company owned interests in 37 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions and has completed the purchase price allocations.
The table below summarizes the Company's wholly-owned acquisitions during the six months ended June 30, 2015 and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Villages at Bonita Glen	Chula Vista, CA	6/16/2015	$49,050	$17,208	$32,651	$506	$1,130	$9	$(30,008)	$21,496
Yorba Linda	Yorba Linda, CA	6/1/2015	118,000	39,322	76,124	590	1,964	76	(232)	117,844
Springs at Gilbert Meadows	Gilbert, AZ	3/19/2015	36,000	8,487	25,867	716	931	—	(152)	35,849
Woodmoor	Austin, TX	2/26/2015	24,000	5,586	17,493	291	629	—	(12,961)	11,038

(1)	Purchase price excludes closing costs and acquisition expenses.
Acquisitions
The Company acquired two and four properties during the three and six months ended June 30, 2015. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of June 30, 2015.
The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the three and six months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Multifamily Community	Total Revenues	Net Loss	Acquisition Costs	Total Revenues	Net Loss	Acquisition Costs
Woodmoor	$664	$339	$—	$881	$799	$692
Springs at Gilbert Meadows	959	430	—	1,089	1,271	1,005
Yorba Linda	623	1,059	2,761	623	1,059	2,761
Villages at Bonita Glen	185	771	1,351	185	771	1,351
	$2,431	$2,599	$4,112	$2,778	$3,900	$5,809
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
JUNE 30, 2015
(unaudited)

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

The results of operations for the three months ended March 31, 2014 included an additional $867,000 of depreciation and amortization and net income attributable to noncontrolling interests was decreased by $249,000 to reflect the adjustments that would have been included in the three months ended March 31, 2014, as originally issued, had the final appraisals for the Paladin properties been received and recorded during that period.
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
JUNE 30, 2015
(unaudited)

On February 27, 2015, the Company sold the Redford Apartments, located in in Houston, Texas, for $33.0 million and recognized a gain of $15.3 million on the disposition.
On March 2, 2015, the Company sold the Cityside Apartments, located in Houston, Texas, for $24.5 million and recognized a gain of $10.0 million on the disposition.
On June 30, 2015, the Company sold the One Hundred Chevy Chase Apartments, located in Lexington, Kentucky, for $13.5 million and recognized a gain of $4.4 million on the disposition.
NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases. The value of the acquired in-place leases totaled $3.8 million and $2.1 million as of June 30, 2015 and December 31, 2014, respectively, net of accumulated amortization of $25.4 million and $26.5 million, respectively.  The weighted-average remaining life of the existing rental leases was six months and five months as of June 30, 2015 and December 31, 2014, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three and six months ended June 30, 2015 was $1.5 million and $3.0 million, respectively.  Amortization of the rental and antennae leases for the three and six months ended June 30, 2014 was $5.6 million and $10.6 million, respectively.
Expected amortization for the rental and antennae leases for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2016	$3,608
2017	16
2018	16
2019	16
2020	16
Thereafter	89
$3,761

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE

The following is a summary of the mortgage notes payable (in thousands, except percentages):

	June 30, 2015			December 31, 2014
Collateral	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,751	$—	$15,751	$15,900	1/1/2022	2.48%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.49%	(1)(3)	36
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	53
Ivy at Clear Creek	8,503	—	8,503	8,574	11/1/2023	2.60%	(1)(4)	29
Trailpoint at the Woodlands	19,174	—	19,174	19,335	11/1/2023	2.60%	(1)(4)	66
Verona Apartment Homes	22,623	—	22,623	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,268	—	18,268	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.14%	(1)(3)	53
Maxwell Townhomes	13,970	—	13,970	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	186	16,536	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,568	—	15,568	15,804	6/26/2016	2.59%	(1)(4)	73
Pinehurst	4,162	14	4,176	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	128	6,378	6,407	10/1/2017	5.95%	(2)(3)	32
Retreat of Shawnee	13,185	204	13,389	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,351	50	27,401	27,762	9/1/2015	5.96%	(2)(4)(6)	171
Coursey Place	27,760	135	27,895	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,396	(396)	15,000	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	204
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.58%	(1)(3)	36
Perimeter 5550	14,074	—	14,074	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,833	—	17,833	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	23,968	—	23,968	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,325	367	20,692	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,028	50	3,078	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	36,058	—	36,058	36,375	12/1/2021	3.87%	(2)(5)	171
Woodmoor	12,803	—	12,803	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.07%	(1)(3)	80
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.94%	(1)(3)	227
Villages at Bonita Glen	27,323	2,433	29,756	—	10/1/2023	5.33%	(2)(3)	151
	$574,108	$3,171	$577,279	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1865% (as of June 30, 2015) plus a fixed margin.

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.

(6)	On October 1, 2015, this loan will automatically extend for one year at a variable rate based on one-month LIBOR plus a fixed margin.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

Loans assumed as part of the Villages at Bonita Glen, Woodmoor, Paladin, Sunset Ridge and Maxwell acquisitions were recorded at their fair value. The fair value adjustments are amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2015 and 2014, interest expense was reduced by $184,000 and increased by $49,000, respectively, for the amortization of the fair value adjustments. For the six months ended June 30, 2015 and 2014, interest expense was reduced by $374,000 and $305,000, respectively, for the amortization of the fair value adjustments.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of June 30, 2015 and December 31, 2014, the Company had $7.1 million and $6.9 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments, for each of the next five 12-month periods ending June 30, and thereafter, are as follows (in thousands):

2016	$37,572
2017	38,497
2018	26,682
2019	49,490
2020	111,639
Thereafter	310,228
$574,108
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants at June 30, 2015. The loan also includes an additional debt service coverage covenant that is only required to be met as of and periods after December 31, 2017.
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2014, the property must maintain a certain level of debt service coverage. The Company was in compliance with the debt covenants for the Fieldstone mortgage at June 30, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

NOTE 11 - CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three months ended June 30,		Six Months Ended June 30,
Lender	June 30, 2015		December 31, 2014				2015	2014	2015	2014
Bank of America	$20,894	$6,732	10,086	5/23/2017	LIBOR plus 3%	3.19%	3.19%	3.15%	3.21%	3.15%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.14%	2.14%	2.14%	2.13%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.19%	2.18%	2.15%	2.18%	2.16%
	$56,394	$6,732	$45,586

(1)	Variable rate based on one-month LIBOR of 0.1865% (as of June 30, 2015).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by certain of the Company's properties with an aggregate value of $55.5 million as of June 30, 2015 and are guaranteed by the Company.
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
The Company was in compliance with all such covenants at June 30, 2015.
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
The Company was in compliance with all covenants at June 30, 2015.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured credit facility ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

by the assets of The Westside Apartments (formerly known as the Brentdale Apartments). The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility.
The Brentdale Credit Facility includes net worth, liquidity, leverage and debt service coverage covenants. In June 2015, the Company amended the Brentdale Credit Facility to amend the property debt service coverage ratio. The covenant is waived for the three months ended June 30, 2015.
The Company was in compliance with all other covenants at June 30, 2015.
Annual principal payments on the credit facilities for each of the next five 12-month periods ending June 30 and thereafter are as follows (in thousands):

2016	$—
2017	21,790
2018	23,032
2019	11,572
2020	—
Thereafter	—
$56,394
NOTE 12 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2015 and June 30, 2014, $492,000 and $378,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2015 and June 30, 2014, amortization of deferred financing costs was $906,000 and $566,000, respectively. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $2.2 million and $1.5 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2016	$1,865
2017	1,623
2018	1,286
2019	1,080
2020	814
Thereafter	1,024
$7,692
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of accumulated other comprehensive loss for the six months ended June 30, 2015 (in thousands):

Net unrealized loss on derivatives
January 1, 2015	$(266)
Unrealized loss on designated derivatives	(125)
June 30, 2015	$(391)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool for the property insurance covers losses up to $2.5 million and the insurance pool for the general liability covers losses up to the first $25,000 per incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
Internal audit fees. RAI performs internal audit services for the Company.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

Property management fees. The Manager earns 4.5% of the gross receipts from our properties, provided that for properties that are less than 75% occupied, the manager receives a minimum fee for the first 12 months of ownership for performing certain property management and leasing activities.
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
The amounts payable and the fees earned/expenses paid to such related parties are summarized in the following tables (in thousands):

	June 30, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$2,072	$1,148

Payables to related parties:
Advisor:
Operating expense reimbursements	$363	$327

Resource Real Estate Opportunity Manager, LLC:
Property management fees	403	436
Operating expense reimbursements	566	743

Other	5	124
	$1,337	$1,630

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$3,687	$2,262	$5,169	$5,604
Asset management fees (2)	$2,461	$1,790	$4,709	$3,040
Disposition fees (3)	$270	$150	$1,031	$150
Debt financing fees (4)	$474	$572	$670	$1,147
Overhead allocation (5)	$934	$564	$1,822	$915

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,131	$848	$2,238	$1,544
Construction management fees (6)	$483	$481	$839	$676
Debt servicing fees (2)	$20	$2	$25	$5

Other:
Ledgewood	$83	$71	$144	$101
Graphic Images	$19	$—	$22	$33

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.

(3)	Included in Net gain on dispositions on the consolidated statements of operations and comprehensive (loss) income.

(4)	Included in Deferred financing costs, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive (loss) income.

(6)	Included in Rental Properties, net, on the consolidated balance sheets.
NOTE 15 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
Common Stock
As of June 30, 2015, the Company had issued shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	5,064,974	48,366
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	70,961,928	$683,180
Shares redeemed	(414,918)
Total shares outstanding as of June 30, 2015	70,547,010

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

Convertible Stock
As of June 30, 2015 and December 31, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

(A)	the lesser of
(i) 25% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

(ii) 15% of the amount, if any, by which

(1)
the value of the Company as of the date of the event triggering the conversion plus the total distributions paid to its stockholders through such date on the then-outstanding shares of its common stock exceeds

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
Redemption of Securities
During the three and six months ended June 30, 2015, the Company redeemed 41,912 and 200,082 of its common shares, respectively. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three and six months ended June 30, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2015
(unaudited)

Distributions
For the six months ended June 30, 2015, the Company paid aggregate distributions of $20.9 million, including $6.5 million of distributions paid in cash and $14.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
			$14,432	$6,496	$20,928
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company had increased its accumulated deficit by $21.3 million as of June 30, 2015.
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
JUNE 30, 2015
(unaudited)

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

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Interest rate caps	$—	$80	$—	$80
	$—	$80	$—	$80

December 31, 2014
Assets:
Interest rate caps	$—	$114	$—	$114
	$—	$114	$—	$114
The carrying and fair values of the Company’s loans held for investment and preferred equity investments, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment and preferred equity investments, net	$4,223	$4,663	$4,985	$4,985

Mortgage notes payable	$(577,279)	$(576,901)	$(444,168)	$(450,269)

Credit facilities	$(56,394)	$(56,394)	$(45,586)	$(45,586)
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
JUNE 30, 2015
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015 and the year end December 31, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	6	$102,013	January 1, 2018 to July 1, 2019
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of June 30, 2015 and December 31, 2014 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$80	Interest rate caps	$114	—	$—	—	$—
NOTE 18 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2015 were in compliance with the charter imposed limitation.
NOTE 19 - SUBSEQUENT EVENTS
On July 20, 2015, the Company entered into an agreement to sell its interest in The Reserve at Mount Moriah, located in Memphis, Tennessee, for $5.5 million with an expected closing date in the third quarter of 2015. The Company expects to recognize a gain on the sale in the three months ended September 30, 2015.
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
Results of Operations
 As of June 30, 2015, we owned interests in a total of 37 multifamily properties. During the three and six months ended June 30, 2015, we acquired interests in two and four multifamily properties and disposed of one and five properties, respectively. Acquisitions during the three months ended June 30, 2015 included our largest acquisition to date, Yorba Linda, with a purchase price of $118.0 million. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.
The results of operations for the three months ended June 30, 2014 were remeasured to exclude an additional $867,000 of depreciation and amortization and net income attributable to noncontrolling interests has been increased by $249,000 for the measurement period adjustment related to the Paladin acquisition, which were included in the three months ended March 31, 2014 as presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. These adjustments would have been included in the results of operations as originally reported for the three months ended March 31, 2014 had the final appraisals for the Paladin properties been received and recorded during that period.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2015	2014
		(Remeasured)
Revenues:
Rental income	$28,250	$24,910
Interest and dividend income	162	58
Total revenues	28,412	24,968

Expenses:
Rental operating	14,841	12,998
Acquisition costs	4,108	4,035
Management fees	3,719	2,838
General and administrative	3,787	3,760
Loss on disposal of assets	1,372	21
Provision for loan loss	130	—
Depreciation and amortization expense	12,059	12,953
Total expenses	40,016	36,605
Loss before other expenses	(11,604)	(11,637)

Other (expense) income:
Gains on dispositions	4,376	2,541
Interest expense	(5,408)	(3,509)
Insurance proceeds in excess of cost basis	160	—
Net loss	(12,476)	(12,605)
Net loss attributable to noncontrolling interest	192	1,965
Net loss attributable to stockholders	$(12,284)	$(10,640)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 28 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended			For the three months ended
	June 30, 2015			June 30, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:					(Remeasured)
Rental income	$21,235	$7,015	$28,250	$19,668	$5,242	$24,910
Interest income	1	161	162	2	56	58
Total revenues	21,236	7,176	28,412	19,670	5,298	24,968

Expenses:
Rental operating	11,117	3,724	14,841	10,107	2,891	12,998
Acquisition costs	—	4,108	4,108	183	3,852	4,035
Management fees	927	2,792	3,719	840	1,998	2,838
General and administrative	1,264	2,523	3,787	1,740	2,020	3,760
Loss on disposal of assets	270	1,102	1,372	21	—	21
Provision for loan loss	—	130	130	—	—	—
Depreciation and amortization expense	8,224	3,835	12,059	11,198	1,755	12,953
Total expenses	21,802	18,214	40,016	24,089	12,516	36,605
Loss before other expenses	(566)	(11,038)	(11,604)	(4,419)	(7,218)	(11,637)

Other (expense) income:
Net gains on dispositions	4,386	(10)	4,376	—	2,541	2,541
Interest expense	(3,518)	(1,890)	(5,408)	(3,398)	(111)	(3,509)
Insurance proceeds in excess of cost	—	160	160	—	—	—
Net income (loss)	302	(12,778)	(12,476)	(7,817)	(4,788)	(12,605)
Net loss attributable to noncontrolling interests	192	—	192	1,965	—	1,965
Net income (loss) attributable to stockholders	$494	$(12,778)	$(12,284)	$(5,852)	$(4,788)	$(10,640)
Revenues: The $1.6 million increase in rental revenue for the 28 properties we owned during both the three months ended June 30, 2015 and the three months ended June 30, 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations (including One Hundred Chevy Chase, which was sold on June 30, 2015) was primarily comprised of:

Multifamily Community Name	Rental Income Increase (in thousands)	Increase In Effective Monthly Revenue Per Unit (in dollars)
One Hundred Chevy Chase	$209	$59
The Estates at Johns Creek	195	179
Williamsburg	167	54
The Westside Apartments	150	143
Retreat at Rocky Ridge	130	78
All other, net	716
	$1,567
The $1.8 million increase in rental revenue in the All Other category includes $6.2 million of revenue from the operations of properties purchased from April 2014 to June 2015 and the reduction of $4.4 million of revenue for properties that were sold.

(Back to Index)

(Back to Index)

Expenses: Our rental operating expenses for the 28 properties we owned during both the three months ended June 30, 2015 and the three months ended June 30, 2014 increased by $1.0 million primarily due to increases in insurance expense, real estate taxes and payroll expenses. Rental operating expenses in the All Other category increased by $833,000 primarily due to a $1.3 million increase in real estate tax expense at properties purchased after or during the three months ended June 30, 2014 offset by a $358,000 reduction in real estate taxes on disposed properties.
Management fees increased by $881,000 for the three months ended June 30, 2015 primarily due to the $683,000 increase in the asset management fee paid to the Advisor due to recent acquisitions. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
During the three months ended June 30, 2015, loss on the disposal of assets increased by $1.4 million due to the replacement of appliances at our rental properties in conjunction with unit upgrades.
In May 2015, we agreed to receive $130,000 less than the book value for one of our loans held for investment. As such, we recorded a provision for loan loss during the three months ended June 30, 2015 related to this payoff. There were no such charges during the three months ended June 30, 2014.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The differences in depreciation and amortization during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, were as follows:

	Properties owned both periods	All Other	Total
Depreciation	$2,176	$987	$3,163
Amortization of intangibles	(5,150)	1,093	(4,057)
	$(2,974)	$2,080	$(894)
On June 30, 2015, we sold the One Hundred Chevy Chase Apartments, located in Lexington, Kentucky for $13.5 million and recognized a $4.4 million gain on the disposition. We sold the Campus Club Apartments on June 16, 2014 for $10.5 million and recognized a gain of approximately $2.6 million on the disposition.
The $1.9 million increase in interest expense is due to borrowings under 11 additional mortgage loans into which we entered subsequent to June 30, 2014.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014:
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Revenues:
Rental income	$55,821	$45,579
Interest and dividend income	325	221
Total revenues	56,146	45,800

Expenses:
Rental operating	29,473	24,782
Acquisition costs	5,809	6,535
Management fees	7,180	4,947
General and administrative	7,837	6,297
Loss on disposal of assets	2,481	1,648
Provision for loan loss	130	—
Depreciation and amortization expense	22,356	24,899
Total expenses	75,266	69,108
Loss before other expenses	(19,120)	(23,308)

Other (expense) income:
Net gains on dispositions	33,551	2,541
Interest expense	(10,275)	(5,896)
Insurance proceeds in excess of cost basis	407	—
Income (loss) from continuing operations	4,563	(26,663)

Discontinued operations:
Income from discontinued operations	—	2
Net income (loss)	4,563	(26,661)
Net loss attributable to noncontrolling interest	181	1,410
Net income (loss) attributable to stockholders	$4,744	$(25,251)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 18 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the six months ended June 30, 2015 and 2014 (in thousands):

	For the six months ended			For the six months ended
	June 30, 2015			June 30, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$25,849	$29,972	$55,821	$24,134	$21,445	$45,579
Interest income	1	324	325	4	217	221
Total revenues	25,850	30,296	56,146	24,138	21,662	45,800

Expenses:
Rental operating	14,759	14,714	29,473	14,277	10,505	24,782
Acquisition costs	—	5,809	5,809	28	6,507	6,535
Management fees	1,154	6,026	7,180	1,046	3,901	4,947
General and administrative	1,820	6,017	7,837	2,117	4,180	6,297
Loss on disposal of assets	437	2,044	2,481	1,604	44	1,648
Provision for loan loss	—	130	130	—	—	—
Depreciation and amortization expense	9,837	12,519	22,356	12,732	12,167	24,899
Total expenses	28,007	47,259	75,266	31,804	37,304	69,108
Loss before other expenses	(2,157)	(16,963)	(19,120)	(7,666)	(15,642)	(23,308)

Other (expense) income:
Net gains on dispositions	4,386	29,165	33,551	—	2,541	2,541
Interest expense	(2,901)	(7,374)	(10,275)	(2,586)	(3,310)	(5,896)
Insurance proceeds in excess of cost	—	407	407	—	—	—
(Loss) income from continuing operations	(672)	5,235	4,563	(10,252)	(16,411)	(26,663)

Income from discontinued operations, net	—	—	—	—	2	2
Net (loss) income	(672)	5,235	4,563	(10,252)	(16,409)	(26,661)
Net loss attributable to noncontrolling interests	181	—	181	1,410	—	1,410
Net (loss) income attributable to stockholders	$(491)	$5,235	$4,744	$(8,842)	$(16,409)	$(25,251)

(Back to Index)

(Back to Index)

Revenues: The $1.7 million increase in rental revenue for the 18 properties we owned during both the six months ended June 30, 2015 and the six months ended June 30, 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations (including One Hundred Chevy Chase, which was sold on June 30, 2015) was primarily comprised of:

Multifamily Community Name	Rental Increase (in thousands)	Increase In Effective Monthly Revenue Per Unit (in dollars)
100 Chevy Chase	$354	$45
Williamsburg	258	$51
The Westside Apartments	246	$133
Ivy at Clear Creek	232	$98
Retreat at Rocky Ridge	209	$99
Skyview Apartment Homes	189	$115
All other, net	227
	$1,715
The $8.5 million change in rental revenue in the All Other category is comprised of a $15.2 million increase in revenue on the 20 properties purchased from January 2014 through June 2015, offset by a decrease of $6.6 million of revenue from properties sold during the same periods.
Expenses: Our rental operating expenses for the 18 properties we owned during both the six months ended June 30, 2015 and the six months ended June 30, 2014 increased by $482,000 comprised primarily of insurance costs, payroll and real estate taxes at these properties. Rental operating expenses for the All Other category increased by $4.2 million primarily due to a $2.1 million increase in real estate taxes, $1.0 million increase in payroll-related costs and $309,000 in utility costs.
Acquisition fees decreased by $726,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the Paladin acquisition in 2014.
Management fees increased by $2.2 million primarily related to the $1.7 million increase in the asset management fee paid to the Advisor due to the $423.0 million increase in the property base on which the fee is calculated due to acquisitions during the periods.
General and administrative expenses increased by $1.5 million comprised of a $874,000 increase in payroll-related expenses due to our increased assets managed by our Advisor and $513,000 of franchise taxes related to the gains on sales of properties.
In May 2015, we agreed to receive $130,000 less than the book value of one of our loans held for investment. As such, we recorded a provision for loan loss of during the six months ended June 30, 2015 related to this payoff. There were no such charges during the six months ended June 30, 2014.
During the six months ended June 30, 2015, loss on the disposal of assets increased by $833,000 due to the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The differences in depreciation and amortization during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, were as follows:

	Properties owned both periods	All Other	Total
Depreciation	1,885	3,196	5,081
Amortization of intangibles	(4,780)	(2,844)	(7,624)
	(2,895)	352	(2,543)

(Back to Index)

(Back to Index)

The $31.0 million increase in net gains on dispositions included in other (expense) income for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 reflects the sale of five properties during the period:

▪	Alcove Apartments - Sold on January 26, 2015 for $11.1 million and we recognized a gain of approximately $3.8 million on the disposition.

▪	107th Avenue Apartments - Sold on January 29, 2015 for $250,000 and we recognized a gain of approximately $50,000 on the disposition.

▪	Redford Apartments - Sold on February 27, 2015 for $33.0 million and we recognized a gain of approximately $15.3 million on the disposition.

▪	Cityside Apartments - Sold on March 2, 2015 for $24.5 million and we recognized a gain of approximately $10.0 million on the disposition.

▪	One Hundred Chevy Chase Apartments - Sold on June 30, 2015 for $13.5 million and we recognized a gain of approximately $4.4 million on the disposition.
We sold the Campus Club Apartments on June 16, 2014 for $10.5 million and we recognized a gain of approximately $2.6 million on the disposition.
Interest expense increased by $4.1 million as a result of the 21 additional mortgages either entered into or assumed during or after the six months ended June 30, 2014.
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
Capital Expenditures.
We deployed a total of $17.5 million during the six months ended June 30, 2015 for capital expenditures. The properties in which we deployed the most capital during the six months June 30, 2015 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
Property	June 30, 2015
The Estates at Johns Creek	$2,354	$4,293
Maxwell Townhomes	1,856	$—
Meridian Pointe	1,312	$1,695
Aston at Cinco Ranch	1,292	$2,625
Calloway at Las Colinas	1,252	$7,816
All other properties	9,399	52,827
	$17,465
Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $9.50 per share, through June 4, 2015 and at $10.59 per share for periods thereafter.

(Back to Index)

(Back to Index)

Gross offering proceeds
As of June 30, 2015, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	5,064,974	48,366
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	70,961,928	$683,180
Shares redeemed	(414,918)
Total shares outstanding at June 30, 2015	70,547,010

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facilities
The following is a summary of our credit facilities:

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Lender	June 30, 2015		December 31, 2014				2015	2014	2015	2014
Bank of America	$20,894	$6,732	$10,086	5/23/2017	LIBOR plus 3%	3.19%	3.19%	3.15%	3.21%	3.15%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.14%	2.14%	2.14%	2.13%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.19%	2.18%	2.15%	2.18%	2.16%
	$56,394	$6,732	$45,586
Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $55.5 million and are guaranteed by us. We were in compliance with all covenants under this facility as of June 30, 2015.
Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, we amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. We were in compliance with all covenants under this facility at June 30, 2015.
Draws under the Brentdale Credit Facility are secured by the assets of The Westside Apartments (formerly known as Brentdale Apartments). We provided a $6.5 million repayment guarantee. In June 2015, the Company amended the Brentdale Credit Facility to amend the property debt service coverage ratio. The covenant is waived for the three months ended June 30, 2015. We were in compliance with all other covenants under this facility as of June 30, 2015.

(Back to Index)

(Back to Index)

Mortgage Debt
The following is a summary of our mortgage notes payable (in thousands, except percentages):

	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate
								Average Monthly Debt Service
Collateral	June 30, 2015			December 31, 2014
Vista Apartment Homes	$15,751	$—	$15,751	$15,900	1/1/2022	2.48%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.49%	(1)(3)	36
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	53
Ivy at Clear Creek	8,503	—	8,503	8,574	11/1/2023	2.60%	(1)(4)	29
Trailpoint at the Woodlands	19,174	—	19,174	19,335	11/1/2023	2.60%	(1)(4)	66
Verona Apartment Homes	22,623	—	22,623	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,268	—	18,268	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.14%	(1)(3)	53
Maxwell Townhomes	13,970	—	13,970	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	186	16,536	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,568	—	15,568	15,804	6/26/2016	2.59%	(1)(4)	73
Pinehurst	4,162	14	4,176	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	128	6,378	6,407	10/1/2017	5.95%	(2)(3)	32
Retreat of Shawnee	13,185	204	13,389	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,351	50	27,401	27,762	9/1/2015	5.96%	(2)(4)(6)	171
Coursey Place	27,760	135	27,895	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,396	(396)	15,000	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	204
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.58%	(1)(3)	36
Perimeter 5550	14,074	—	14,074	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,833	—	17,833	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	23,968	—	23,968	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,325	367	20,692	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,028	50	3,078	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	36,058	—	36,058	36,375	12/1/2021	3.87%	(2)(5)	171
Woodmoor	12,803	—	12,803	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.07%	(1)(3)	80
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.94%	(1)(3)	227
Villages at Bonita Glen	27,323	2,433	29,756	—	10/1/2023	5.33%	(2)(3)	151
	$574,108	$3,171	$577,279	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1865% (as of June 30, 2015).

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
At June 30, 2015, the weighted average interest rate of all our outstanding indebtedness was 3.59% .
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (53% as of June 30, 2015). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

Operating Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage and operating stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 14 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2015 did not exceed the charter imposed limitation.
Distributions
For the six months ended June 30, 2015, we paid aggregate distributions of $20.9 million, including $6.5 million of distributions paid in cash and $14.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
			$14,432	$6,496	$20,928
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three and six months ended June 30, 2015 (dollars in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities- QTD	Cash Provided By (Used In) Operating Activities- YTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid
First Quarter	$3,231	$7,183	$10,414	$(2,195)	$(2,195)	$20,928	$0.05	$- / -%	$10,414/100%
Second Quarter	$3,265	$7,249	$10,514	$(3,486)	$(5,681)	$—	$—	$- / -%	$10,514/100%
Our net income attributable to common stockholders' for the six months ended June 30, 2015 was $4.7 million and net cash used in operating activities of continuing operations was $5.7 million. Our cumulative cash distributions and net loss from inception through June 30, 2015 were $70.4 million and $78.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time, as we continue to acquire properties.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

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
Core to our business plan is the acquisition of distressed assets at deep discounts.  These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties.  These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance.  These planned expenditures are necessary primarily during the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage. We believe that the presentation of the MFFO and AFFO attributed to our stabilized assets and the MFFO and AFFO attributed to our unstabilized assets allows investors to better understand the operating performance of our stabilized assets as compared to those assets for which we have yet to complete the stabilization process. Stabilized assets are defined as assets that produced a positive MFFO during the three and six months ended June 30, 2015 and 2014, respectively.
Stabilized assets during the three and six months ended June 30, 2015 included: 107th Avenue, The Redford, Cityside Crossing (all three of which were sold in January and February 2015), Vista Apartment Homes, Cannery Lofts, Williamsburg, Deerfield, Mosaic, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside Apartments, Verona Apartment Homes, Skyview Apartment Homes, The Nesbit Palisades, Meridian Pointe, Chisholm Place, Aston at Cinco Ranch, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Retreat at Shawnee, Pheasant Run, Pinehurst, Champion Farms, Fieldstone, The Estates at Johns Creek, Perimeter 5550, Perimeter Circle, Aston at Cinco Ranch, Sunset Ridge, Calloway at Las Colinas, The Woodmoor, and Springs at Gilbert. Unstabilized assets during the three and six months ended June 30, 2015 included: One Hundred Chevy Chase Apartments (which was sold in June 2015), Tech Center Square, Maxwell Townhomes, Yorba Linda, and Bonita Glen. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all of our assets that the aggregate purchase prices of our stabilized and unstabilized assets respectively represent.
Stabilized assets during the three and six months ended June 30, 2014 included: 107th Avenue, Arcadia (which was sold in September 2014), Vista Apartment Homes, Campus Club (which was sold in June 2014), Cannery Lofts, Williamsburg, The Redford, Cityside Crossing, Deerfield, The Reserve at Mt. Moriah, The Alcove, Ivy at Clear Creek, Retreat at Rocky Ridge, Verona Apartment Homes, Trailpoint at the Woodlands, Affinity at Winter Park, The Westside, Skyview Apartment Homes, Nesbit Palisades, The Estates at Johns Creek, Pines of York, Evergreen at Coursey Place, Stone Ridge, Conifer Place, Hilltop Village, Retreat at Shawnee, Pheasant Run, Pinehurst, Fieldstone, Champion, Perimeter Circle and Perimeter 5550. Unstabilized assets during the three and six months ended June 30, 2014 consisted of Mosaic, One Hundred Chevy Chase Apartments, Tech Center Square, Maxwell Townhomes, Meridian Pointe, Chisholm Place and Aston at Cinco Ranch. Non-property assets and corporate overhead, which consists primarily of general and administrative expenses at the company level, are allocated between stabilized and unstabilized assets based on the percentage of the total purchase price of all our assets that the aggregate purchase prices of stabilized and unstabilized assets respectively represent.
Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss), nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we may continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the table below include adjustments attributable to noncontrolling interests. The three months ended June 30, 2014 was remeasured, as such amounts reflect the adjustments that would have been included as originally issued had the final appraisals for the Paladin properties been received and recorded during the three months ended March 31, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(Remeasured)
Net (loss) income attributable to stockholders – GAAP	$(12,284)	$(10,640)	$4,744	$(25,251)
Net gains on dispositions	(4,376)	(2,541)	(33,551)	(2,541)
Depreciation expense	10,118	7,167	18,753	13,415
FFO	(6,542)	(6,014)	(10,054)	(14,377)
Adjustments for straight-line rents	(219)	(216)	(348)	(370)
Amortization of intangible lease assets	1,504	5,067	2,972	9,606
Debt premium amortization	(128)	44	(253)	(172)
Acquisition costs	4,108	4,035	5,809	6,535
MFFO	$(1,277)	$2,916	$(1,874)	$1,222
Net gains on dispositions	4,376	2,541	33,551	2,541
AFFO	$3,099	$5,457	$31,677	$3,763

Basic and diluted (loss) income per common share - GAAP	$(0.18)	$(0.16)	$0.07	$(0.37)
FFO per share	$(0.09)	$(0.09)	$(0.14)	$(0.21)
MFFO per share	$(0.02)	$0.04	$(0.03)	$0.02
AFFO per share	$0.04	$0.08	$0.45	$0.06

Weighted average shares outstanding (1)	70,107	67,749	69,798	67,558

(1)
Excludes any dilution from the potential conversion of convertible stock, as the actual number of shares of common stock, if any, that will be issuable upon conversion of convertible stock is indeterminable at June 30, 2015.

(Back to Index)

(Back to Index)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
				(Remeasured)
Net (loss) income attributable to stockholders- GAAP	$(14,080)	$1,796	$(12,284)	$(8,423)	$(2,217)	$(10,640)
Net gains on dispositions	—	(4,376)	(4,376)	(2,541)	—	(2,541)
Depreciation expense	9,158	960	10,118	6,174	993	7,167
FFO	(4,922)	(1,620)	(6,542)	(4,790)	(1,224)	(6,014)
Adjustments for straight-line rents	(204)	(15)	(219)	(214)	(2)	(216)
Amortization of intangible lease assets	1,153	351	1,504	4,147	920	5,067
Debt premium amortization	(115)	(13)	(128)	(9)	53	44
Acquisition costs	3,694	414	4,108	3,832	203	4,035
MFFO	(394)	(883)	(1,277)	2,966	(50)	2,916
Net gains on dispositions	—	4,376	4,376	2,541	—	2,541
AFFO	$(394)	$3,493	$3,099	$5,507	$(50)	$5,457

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total	MFFO and AFFO Attributed to Stabilized Assets	MFFO and AFFO Attributed to Unstabilized Assets	Total
Net income (loss) attributable to stockholders- GAAP	$5,168	$(424)	$4,744	$(16,247)	$(9,004)	$(25,251)
Net gain on dispositions	(29,175)	(4,376)	(33,551)	(2,541)	—	(2,541)
Depreciation expense	16,998	1,755	18,753	11,365	2,050	13,415
FFO	(7,009)	(3,045)	(10,054)	(7,423)	(6,954)	(14,377)
Adjustments for straight-line rents	(304)	(44)	(348)	(368)	(2)	(370)
Debt premium amortization	(240)	(13)	(253)	(172)	—	(172)
Amortization of intangible lease assets	2,494	478	2,972	8,018	1,588	9,606
Acquisition costs	5,123	686	5,809	4,036	2,499	6,535
MFFO	64	(1,938)	(1,874)	4,091	(2,869)	1,222
Net gain on dispositions	29,175	4,376	33,551	2,541	—	2,541
AFFO	$29,239	$2,438	$31,677	$6,632	$(2,869)	$3,763

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

(Back to Index)

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we were obligated to fund up to an additional $1.5 million for the Spring Hill preferred equity investment in increments of $150,000 upon request as long as no triggering event has occurred. We did not have any other off-balance sheet arrangements or obligations.
Subsequent Events
On July 20, 2015, we entered into an agreement to sell our interest in The Reserve at Mount Moriah, located in Memphis, Tennessee, for $5.5 million with an expected closing date in the third quarter of 2015. We expect to recognize a gain on the sale in the three months ended September 30, 2015.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 1A.	RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on 10-K for the year ended December 31, 2014, the following risk factor was identified due to recent acquisitions:
Because of the concentration of a significant portion of our assets in three geographic locations, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
At June 30, 2015, our real estate investments in California, Texas and Georgia represented 17%, 25% and 18% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rental properties resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended June 30, 2015, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2015	2,020	$8.91	2,020	(3)
May 2015	—	—	—	(3)
June 2015	39,892	$8.60	39,892	(3)
	41,912

(1)	All redemptions of equity securities in the three months ended June 30, 2015 were made pursuant to our share redemption program.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011.

(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
All redemption requests tendered were honored during the three months ended June 30, 2015.
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

10.1	Purchase and Sale Contract And Joint Escrow Instruments between LMI Riverbend, LLC and Resource Real Estate Opportunity OP, LP dated April 28, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 13, 2015	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 13, 2015	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)