Form 10-Q
period 2015-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2015-11-12
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 4, 2015, there were 71,262,847 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments:
Rental properties, net	$985,064	$775,254
Loans held for investment and preferred equity investments, net	4,230	4,985
Identified intangible assets, net	1,906	2,081
Assets held for sale - rental properties, net	—	36,764
	991,200	819,084

Cash	94,365	140,129
Restricted cash	9,614	6,930
Due from related parties	1,523	1,148
Tenant receivables, net	312	527
Deposits	243	666
Prepaid expenses and other assets	2,856	2,302
Deferred financing costs, net	7,220	6,392
Goodwill	1,231	1,231
Total assets	$1,108,564	$978,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable, net	$575,558	$444,168
Credit facilities	58,394	45,586
Accounts payable	5,712	2,689
Accrued expenses and other liabilities	5,766	6,473
Accrued real estate taxes	8,774	5,689
Due to related parties	2,104	1,630
Tenant prepayments	1,133	1,383
Security deposits	2,675	2,437
Total liabilities	660,116	510,055

Stockholders’ equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 71,647,159 and 69,469,001 shares issued, respectively; and 71,034,523 and 69,254,165 shares outstanding, respectively)	710	693
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	631,690	614,024
Accumulated other comprehensive loss	(439)	(266)
Accumulated deficit	(191,662)	(154,319)
Total stockholders’ equity	440,300	460,133
Noncontrolling interests	8,148	8,221
Total equity	448,448	468,354
Total liabilities and stockholders’ equity	$1,108,564	$978,409

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Rental income	$30,693	$26,812	$86,514	$72,391
Interest and dividend income	152	63	477	284
Total revenues	30,845	26,875	86,991	72,675

Expenses:
Rental operating	16,800	15,707	46,273	40,489
Acquisition costs	—	2,932	5,809	9,467
Management fees	4,126	3,163	11,306	8,110
General and administrative	3,677	2,454	11,514	8,751
Loss on disposal of assets	337	2,473	2,818	4,121
Provision for loan loss	—	—	130	—
Depreciation and amortization expense	13,108	11,673	35,464	36,572
Total expenses	38,048	38,402	113,314	107,510
Loss before other expenses	(7,203)	(11,527)	(26,323)	(34,835)

Other (expense) income:
Net gains on dispositions	2,490	7,824	36,041	10,365
Interest expense	(5,949)	(4,138)	(16,224)	(10,034)
Insurance proceeds in excess of cost basis	—	355	407	355
Loss from continuing operations	(10,662)	(7,486)	(6,099)	(34,149)

Discontinued operations:
Income from discontinued operations	—	—	—	2
Income from discontinued operations, net	—	—	—	2
Net loss	(10,662)	(7,486)	(6,099)	(34,147)
Net loss attributable to noncontrolling interests	43	215	224	1,625
Net loss attributable to stockholders	$(10,619)	$(7,271)	$(5,875)	$(32,522)

Amounts attributable to stockholders
Loss from continuing operations	$(10,619)	$(7,271)	$(5,875)	$(32,524)
Discontinued operations	—	—	—	2
Net loss attributable to stockholders	$(10,619)	$(7,271)	$(5,875)	$(32,522)

Net loss	$(10,662)	$(7,486)	$(6,099)	$(34,147)
Other comprehensive loss:
Designated derivatives, fair value adjustments	(48)	(18)	(173)	(225)
Comprehensive loss	(10,710)	(7,504)	(6,272)	(34,372)
Comprehensive loss attributable to noncontrolling interests	43	215	224	1,625
Total comprehensive loss attributable to stockholders	$(10,667)	$(7,289)	$(6,048)	$(32,747)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(CONTINUED)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	2015	2014	2015	2014

Weighted average common shares outstanding	70,724	68,197	70,110	67,773

Basic and diluted loss per common share:
Continuing operations	$(0.15)	$(0.11)	$(0.08)	$(0.48)
Discontinued operations	—	—	—	—
Net loss	$(0.15)	$(0.11)	$(0.08)	$(0.48)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	69,254	$693	50	$1	$614,024	$(266)	$(154,319)	$460,133	$8,221	$468,354
Common stock issued through distribution reinvestment plan	2,178	21	—	—	21,668	—	—	21,689	—	21,689
Distributions on common stock	—	—	—	—	—	—	(31,531)	(31,531)	—	(31,531)
Share redemptions	(398)	(4)	—	—	(4,002)	—	63	(3,943)	—	(3,943)
Other comprehensive loss	—	—	—	—	—	(173)	—	(173)	—	(173)
Contributions of noncontrolling interests	—	—	—	—	—	—	—	—	151	151
Net loss	—	—	—	—	—	—	(5,875)	(5,875)	(224)	(6,099)
Balance at September 30, 2015	71,034	$710	50	$1	$631,690	$(439)	$(191,662)	$440,300	$8,148	$448,448

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,099)	$(34,147)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(2)
Loss on disposal of assets	2,818	4,121
Casualty losses	1,081	—
Provision for loan loss	130	—
Net gains on dispositions	(36,041)	(10,365)
Depreciation and amortization	35,464	36,572
Amortization of deferred financing costs	1,378	880
Amortization of fair value adjustment of debt	(602)	(426)
Accretion of discount and direct loan fees and costs	(29)	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,282)	(988)
Tenant receivables, net	214	(602)
Deposits	(10)	(306)
Prepaid expenses and other assets	377	(31)
Due to related parties, net	215	(1,895)
Accounts payable and accrued expenses	2,665	6,753
Tenant prepayments	(176)	354
Security deposits	97	501
Net cash (used in) provided by operating activities of continuing operations	(800)	419
Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	60,258	27,082
Property acquisitions	(96,953)	(252,733)
Ownership acquisitions, net of cash received	—	(57,876)
Capital expenditures	(29,230)	(27,943)
Principal payments received on loans	596	199
Net cash used in investing activities of continuing operations	(65,329)	(311,271)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2015	2014
Cash flows from financing activities:
Redemptions of common stock	$(3,943)	$(1,342)
Payment of deferred financing costs	(402)	(3,440)
Increase in borrowings on mortgages	26,280	162,272
Principal payments on borrowings on mortgages	(4,419)	(1,901)
Proceeds from borrowings on line of credit	32,918	85,520
Payments on line of credit	(20,288)	(76,975)
Distributions paid on common stock	(9,842)	(6,086)
Contributions of noncontrolling interests	151	—
Purchase of interest rate caps	(90)	(65)
Distributions to noncontrolling interests	—	(119)
Net cash provided by financing activities of continuing operations	20,365	157,864
Net cash used in continuing operations	(45,764)	(152,988)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	90
Net cash provided by discontinued operations	—	90
Net decrease in cash	(45,764)	(152,898)
Cash at beginning of period	140,129	270,323
Cash at end of period	$94,365	$117,425

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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
Through its private and public offerings, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million from the issuance of 64,926,311 shares of common stock, including 276,056 shares purchased by the Advisor and 1,161,623 shares sold in the distribution reinvestment plan. During 2014, the Company sold 2,410,424 shares for $22.9 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2015, the Company additionally sold 2,178,158 shares for $21.7 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and may continue to acquire, real estate-related debt and equity that has been discounted due to the effects of economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions and (ii) multifamily rental properties to which the Company can add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

RRE Crestwood Holdings, LLC (“Crestwood”)	(a)(b)	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(b)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (d)	N/A	Cincinnati, OH
RRE Skyview Holdings, LLC ("Skyview")	(c)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)	N/A	N/A
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (e)	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (e)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (e)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (e)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (e)	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	(b)(e)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (e)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (e)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (e)	248	Yorktown, VA
PRIP 5060/6310, LLC ("Governor Park")	(b)(e)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Springs at Gilbert Meadows	459	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Villages at Bonita Glen	295	Chula Vista, CA

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA

N/A - Not Applicable
(a) - Discontinued operations
(b) - Sold prior to 2015
(c) - Sold in 2015
(d) - Subsidiary holds a portion of the Williamsburg parking lot
(e) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. Noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net loss includes the noncontrolling interests’ share of (loss) income. All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements include the accounts of the Company's majority-owned and/or controlled subsidiaries as follows:

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold subsequent to the balance sheet date, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2014, the Company had three rental properties included in assets held for sale. At September 30, 2015, there were no rental properties included in assets held for sale.
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
SEPTEMBER 30, 2015
(unaudited)

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life
Concentration of Risk
At September 30, 2015, the Company's real estate investments in California, Texas and Georgia represented 17%, 25% and 18% of the net book value of the Company's rental properties, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rental properties resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three and nine months ended September 30, 2015 and 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Company may acquire real estate loans at a discount due to the credit quality of such loans and the respective borrowers under such loans.  Revenues from these loans are recorded under the effective interest method.  Under this method, an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan held for investment.  The EIR that is calculated when the loan held for investment is acquired remains constant and is the basis for subsequent impairment testing and income recognition.  However, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered. At September 30, 2015 and December 31, 2014, there are no loans held on the cost recovery method.
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
SEPTEMBER 30, 2015
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
The future minimum rental payments to be received from noncancelable operating leases (excluding commercial and antenna rentals) are $60.4 million and $314,000 for the 12 month periods ending September 30, 2016 and 2017, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $325,000, $290,000, $160,000, $104,000, $79,000, and zero for the 12 month periods ending September 30, 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At September 30, 2015 and December 31, 2014, there were allowances for uncollectible receivables of $35,881 and $57,300, respectively.
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
SEPTEMBER 30, 2015
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of September 30, 2015 and December 31, 2014, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations, as the actual number of shares of common stock that will be issuable upon conversion of the convertible stock, if any, is indeterminable at September 30, 2015 and would be anti-dilutive for the three and nine months ended September 30, 2015 and 2014 due to the net loss for the periods. For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the Consolidated Balance Sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The impact of the reclassifications made to prior period financial statements are not material and did not effect net income (loss).
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
SEPTEMBER 30, 2015
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
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$21,689	$14,181
Stock distributions issued	—	3,333
Cash distributions on common stock declared but not yet paid	—	4,561
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	10,709	3,767

Assets and liabilities assumed in acquisitions:
Other assets assumed	—	3,231
Debt assumed	40,185	158,061
Other liabilities assumed	99	3,204
Noncontrolling interests	—	18,901
Rental properties, net	40,284	176,935

Cash paid during the period for:
Interest	$15,172	$8,420
NOTE 4 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$190,617	$122,137
Building and improvements	828,420	666,912
Furniture, fixtures and equipment	28,055	21,495
Construction in progress	4,215	3,005
	1,051,307	813,549
Less: accumulated depreciation	(66,243)	(38,295)
	$985,064	$775,254
Depreciation expense for the three and nine months ended September 30, 2015 was $11.3 million and $30.6 million, respectively, and for the three and nine months ended September 30, 2014 was $9.0 million and $23.4 million, respectively.
During the three months ended December 31, 2014, the Company entered into agreements to sell three rental properties, The Alcove, Cityside Crossing and The Redford, with a total net book value of $36.8 million. The Company confirmed the intent and ability to sell all three properties in their present condition and all three properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to December 31, 2014, at which time depreciation ceased. As such, the assets associated with these properties are separately classified and included as assets held for sale on the Company's consolidated balance sheets at December 31, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of The Alcove, The Redford and Cityside Crossing during the three months ended March 31, 2015 (see Note 8).
Loss on disposal of assets. During the three and nine months ended September 30, 2015, the Company had losses of $337,000 and $2.8 million, respectively, on the disposal of assets, and during the three and nine months September 30, 2014 had losses on the disposal of assets of $2.5 million and $4.1 million , respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 5 - LOANS HELD FOR INVESTMENT AND PREFERRED EQUITY INVESTMENT, NET
The following table presents the components of loans held for investment and preferred equity investment, net (in thousands):

	September 30, 2015	December 31, 2014
Loans held for investment, net	$755	$1,523
Preferred equity investment, net	3,475	3,462
	$4,230	$4,985
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
On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013. On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date. In May 2015, the Company agreed to receive $583,000 and apply $58,000 of escrow balances in full satisfaction of the loan. As such, the Company recorded a provision for loan loss of $130,000 during the nine months ended September 30, 2015 related to this payoff. There were no provisions for loan losses incurred during the three months ended September 30, 2015 or the three and nine months ended September 30, 2014.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table provides the aging of the Company’s loans held for investment and preferred equity investment(dollars in thousands):

	September 30, 2015			December 31, 2014
	Loans held for investment	Preferred equity investments	Total	Loans held for investment	Preferred equity investments	Total
Current	$755	$3,475	$4,230	$1,523	$3,462	$4,985

Delinquent:
30−89 days	—	—	—	—	—	—
90−180 days	—	—	—	—	—	—
Greater than 180 days	—	—	—	—	—	—
	$755	$3,475	$4,230	$1,523	$3,462	$4,985
The following table provides information about the credit quality of the Company’s loans held for investment, net and preferred equity investment (in thousands):

	September 30, 2015	December 31, 2014

Performing	$4,230	$4,985
Nonperforming	—	—
Total	$4,230	$4,985
The following table presents details of the balance and terms of the loan held for investment and the preferred equity investment held at September 30, 2015 (in thousands):

	Unpaid Principal Balance	Unamortized Discount	Deferred (fees) expenses, net	Net book value	Maturity Date	Interest Rate	Average monthly payment
Loan- Trail Ridge	$986	$(239)	$8	$755	10/28/2021	7.5%	$8
Preferred equity investment	3,500	—	(25)	3,475	4/1/2017	12%	$35
	$4,486	$(239)	$(17)	$4,230
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
The Company has individually evaluated each loan for impairment and determined that, as of September 30, 2015, the loan held for investment and the preferred equity investment were not impaired.
There was a $130,000 charge-off during the nine months ended September 30, 2015 and there were no charge-offs during the three and nine months ended September 30, 2014.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 6 - ACQUISITIONS AND FORECLOSURES
Real Estate Investments - Acquisitions
As of September 30, 2015, the Company owned interests in 36 properties. The Company acquired zero and four properties during the three and nine months ended September 30, 2015. In order to finalize the fair values of the acquired assets and liabilities, the Company obtained third-party appraisals. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of September 30, 2015.
The table below summarizes the Company's wholly-owned acquisitions during the nine months ended September 30, 2015 and the respective fair values assigned (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Other Liabilities	Fair Valued Assigned
Villages at Bonita Glen	Chula Vista, CA	6/16/2015	$49,050	$17,208	$32,651	$506	$1,130	$9	$(30,008)	$21,496
Yorba Linda	Yorba Linda, CA	6/1/2015	118,000	39,322	76,124	590	1,964	76	(232)	117,844
Springs at Gilbert Meadows	Gilbert, AZ	3/19/2015	36,000	8,487	25,867	716	931	—	(152)	35,849
South Lamar Village	Austin, TX	2/26/2015	24,000	5,586	17,493	291	629	—	(12,961)	11,038

(1)	Purchase price excludes closing costs and acquisition expenses.
The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the three and nine months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Multifamily Community	Total Revenues	Net Loss	Acquisition Costs	Total Revenues	Net Loss	Acquisition Costs
South Lamar Village	$622	$401	$—	$1,503	$1,200	$692
Springs at Gilbert Meadows	954	538	—	2,043	1,809	1,005
Yorba Linda	1,925	1,265	—	2,548	2,324	2,761
Villages at Bonita Glen	1,114	660	—	1,299	1,431	1,351
	$4,615	$2,864	$—	$7,393	$6,764	$5,809
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
SEPTEMBER 30, 2015
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
NOTE 8 - DISPOSITION OF PROPERTIES
The following table presents details of our disposition activity during the three and nine months ended September 30, 2015 and 2014 (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

Multifamily Community	Location	Sale Date	Sales price	Gain (Loss) on Sale
2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490
			$87,684	$36,041

2014 Dispositions:
Governor Park	San Diego, California	March 6, 2014	$456	$—
Campus Club	Tampa, Florida	June 16, 2014	10,500	2,588
Hilltop Village	Kansas City, Missouri	July 1, 2014	—	(501)
Arcadia at Westheimer	Houston, Texas	September 19, 2014	18,100	8,278
			$29,056	$10,365
NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of rental and antennae leases. The value of the acquired in-place leases totaled $1.9 million and $2.1 million as of September 30, 2015 and December 31, 2014, respectively, net of accumulated amortization of $26.9 million and $26.5 million, respectively.  The weighted-average remaining life of the existing rental leases was three months and five months as of September 30, 2015 and December 31, 2014, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the three and nine months ended September 30, 2015 was $1.9 million and $4.8 million, respectively.  Amortization of the rental and antennae leases for the three and nine months ended September 30, 2014 was $2.7 million and $13.3 million, respectively.
Expected amortization for the rental and antennae leases for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2016	$1,757
2017	16
2018	16
2019	16
2020	16
Thereafter	85
$1,906

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the mortgage notes payable (in thousands, except percentages):

	September 30, 2015			December 31, 2014
Collateral	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,663	$—	$15,663	$15,900	1/1/2022	2.48%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.49%	(1)(3)	37
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	54
Ivy at Clear Creek	8,467	—	8,467	8,574	11/1/2023	2.60%	(1)(4)	29
Trailpoint at the Woodlands	19,093	—	19,093	19,335	11/1/2023	2.60%	(1)(4)	66
Verona Apartment Homes	22,514	—	22,514	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,180	—	18,180	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.14%	(1)(3)	53
Maxwell Townhomes	13,911	—	13,911	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	139	16,489	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,450	—	15,450	15,804	6/26/2016	2.59%	(1)(4)	73
Pinehurst	4,137	7	4,144	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	114	6,364	6,407	10/1/2017	5.95%	(2)(3)	31
Retreat of Shawnee	13,139	184	13,323	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,253	—	27,253	27,762	9/1/2016	2.69%	(1)(6)	122
Coursey Place	27,656	129	27,785	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,333	(380)	14,953	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	207
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.58%	(1)(3)	36
Perimeter 5550	14,006	—	14,006	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,746	—	17,746	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	23,872	—	23,872	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,225	348	20,573	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,016	47	3,063	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	35,902	—	35,902	36,375	12/1/2021	3.87%	(2)(5)	171
South Lamar Village	12,744	—	12,744	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.07%	(1)(3)	81
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.94%	(1)(3)	233
Villages at Bonita Glen	27,323	2,355	29,678	—	10/1/2023	5.33%	(2)(3)	152
	$572,615	$2,943	$575,558	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of September 30, 2015) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	On October 1, 2015, this loan automatically extended for one year at a variable rate based on one-month LIBOR plus a fixed margin.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

Loans assumed as part of the Villages at Bonita Glen, South Lamar Village, Paladin, Sunset Ridge and Maxwell acquisitions were recorded at their fair value. The fair value adjustments are amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2015 and 2014, interest expense was reduced by $228,000 and $121,000, respectively, for the amortization of the fair value adjustments. For the nine months ended September 30, 2015 and 2014, interest expense was reduced by $602,000 and $426,000, respectively, for the amortization of the fair value adjustments.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of September 30, 2015 and December 31, 2014, the Company had $9.6 million and $6.9 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments, for each of the next five 12-month periods ending September 30, and thereafter, are as follows (in thousands):

2016	$69,154
2017	7,336
2018	27,696
2019	90,127
2020	122,820
Thereafter	255,482
$572,615
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
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants at September 30, 2015. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and periods thereafter.
For the Fieldstone mortgage, beginning with the calendar quarter ended December 31, 2014, the property must maintain a certain level of debt service coverage. The Company was in compliance with the debt covenants for the Fieldstone mortgage at September 30, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 11 - CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three Months Ended September 30,		Nine Months Ended September 30,
Lender	September 30, 2015		December 31, 2014				2015	2014	2015	2014
Bank of America	$22,894	$4,732	10,086	5/23/2017	LIBOR plus 3%	3.19%	3.20%	3.15%	3.20%	3.15%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.14%	2.20%	2.14%	2.15%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.19%	2.19%	2.15%	2.18%	2.16%
	$58,394	$4,732	$45,586

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of September 30, 2015).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by certain of the Company's properties with an aggregate value of $55.5 million as of September 30, 2015 and are guaranteed by the Company.
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
The operating partnership's obligations with respect to the Bank of America Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Bank of America Credit Facility and the Guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

•	the Company must maintain a minimum tangible net worth equal to the lesser of (i) 200% of the outstanding principal amount of the Bank of America Credit Facility and (ii) $20.0 million;

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
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association for $15.0 million.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000.
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
SEPTEMBER 30, 2015
(unaudited)

The Brentdale Credit Facility includes net worth, liquidity, leverage and debt service coverage covenants. In June 2015, the Company amended the Brentdale Credit Facility to amend the property debt service coverage ratio.
The Company was in compliance with all loan covenants at September 30, 2015.
Annual principal payments on the credit facilities for each of the next five 12-month periods ending September 30,and thereafter are as follows (in thousands):

2016	$—
2017	24,238
2018	22,740
2019	11,416
2020	—
Thereafter	—
$58,394
NOTE 12 - DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2015 and September 30, 2014, $472,000 and $314,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2015 and September 30, 2014, amortization of deferred financing costs was $1.4 million and $880,000, respectively. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $2.7 million and $1.5 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2016	$1,783
2017	1,585
2018	1,228
2019	999
2020	730
Thereafter	895
$7,220
NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of accumulated other comprehensive loss for the nine months ended September 30, 2015 (in thousands):

Net unrealized loss on derivatives
January 1, 2015	$(266)
Unrealized loss on designated derivatives	(173)
September 30, 2015	$(439)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
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
Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2015. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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
SEPTEMBER 30, 2015
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
The amounts payable and the fees earned/expenses paid to such related parties are summarized in the following tables (in thousands):

	September 30, 2015	December 31, 2014
Receivables from related parties:
RAI and affiliates	$1,523	$1,148

Payables to related parties:
Advisor:
Operating expense reimbursements	$237	$327

Resource Real Estate Opportunity Manager, LLC:
Property management fees	587	436
Operating expense reimbursements	1,280	743

Other	—	124
	$2,104	$1,630

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$2,585	$5,169	$8,189
Asset management fees (2)	$2,770	$2,001	$7,479	$5,041
Disposition fees (3)	$109	$271	$1,140	$421
Debt financing fees (4)	$—	$250	$670	$1,396
Overhead allocation (5)	$817	$641	$2,639	$1,556
Internal audit fees	$9	$—	$23	$—

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,246	$1,021	$3,484	$2,565
Construction management fees (6)	$587	$530	$1,426	$1,206
Debt servicing fees (2)	$4	$1	$29	$7

Other:
Ledgewood	$8	$43	$152	$143
Graphic Images	$33	$4	$55	$37

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive loss.

(3)	Included in Net gain on dispositions on the consolidated statements of operations and comprehensive loss.

(4)	Included in Deferred financing costs, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.

(6)	Included in Rental Properties, net, on the consolidated balance sheets.
NOTE 15 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2015, the Company had issued shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	5,750,205	55,623
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	71,647,159	$690,437
Shares redeemed	(612,636)
Total shares outstanding as of September 30, 2015	71,034,523

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of September 30, 2015 and December 31, 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
Redemption of Securities
During the three and nine months ended September 30, 2015, the Company redeemed 197,718 and 397,800 of its common shares, respectively. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three and nine months ended September 30, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

Distributions
For the nine months ended September 30, 2015, the Company paid aggregate distributions of $31.5 million, including $9.8 million of distributions paid in cash and $21.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
			$21,689	$9,842	$31,531
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company had increased its accumulated deficit by $21.3 million as of September 30, 2015.
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
SEPTEMBER 30, 2015
(unaudited)

intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.
Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets in Prepaid expenses and other assets are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Interest rate caps	$—	$31	$—	$31
	$—	$31	$—	$31

December 31, 2014
Assets:
Interest rate caps	$—	$114	$—	$114
	$—	$114	$—	$114
The carrying and fair values of the Company’s loans held for investment and preferred equity investments, net, mortgage note payable and revolving credit facilities were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment and preferred equity investments, net	$4,230	$4,669	$4,985	$4,985

Mortgage notes payable, net	$(575,558)	$(580,713)	$(444,168)	$(450,269)

Credit facilities	$(58,394)	$(58,394)	$(45,586)	$(45,586)
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
SEPTEMBER 30, 2015
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015 and the year end December 31, 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, the Company did not record any hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	6	$102,013	January 1, 2018 to April 1, 2019
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of September 30, 2015 and December 31, 2014 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$31	Interest rate caps	$114	—	$—	—	$—
NOTE 18 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2015 were in compliance with the charter imposed limitation.
NOTE 19 - SUBSEQUENT EVENTS
In October 2015, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: October 29, 2015, November 27, 2015 and December 30, 2015. Such distributions were or are to be paid on October 30, 2015, November 30, 2015 and December 31, 2015.
On November 4, 2015, the Company and its joint venture partner entered into an agreement to sell their interests in Conifer Place, located in Norcross, Georgia, for $42.5 million with an expected closing date in the first quarter of 2016. The Company expects to recognize a gain on the sale in the three months ended March 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2015
(unaudited)

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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. We have a particular focus on operating multifamily assets; however we may also acquire interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio will consist of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. We currently anticipate holding approximately 25% of our total assets in categories (i) and 75% of our total assets in category (ii); however, that may change depending on market and economic conditions.
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
Results of Operations
 As of September 30, 2015, we owned interests in a total of 36 multifamily properties. During the three and nine months ended September 30, 2015, we acquired interests in zero and four multifamily properties and disposed of one and six properties, respectively. Acquisitions during the nine months ended September 30, 2015 included our largest acquisition to date, Yorba Linda, with a purchase price of $118.0 million. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth the results of our operations (in thousands):

(Back to Index)

(Back to Index)

	Three Months Ended
	September 30,
	2015	2014
Revenues:
Rental income	$30,693	$26,812
Interest and dividend income	152	63
Total revenues	30,845	26,875

Expenses:
Rental operating	16,800	15,707
Acquisition costs	—	2,932
Management fees	4,126	3,163
General and administrative	3,677	2,454
Loss on disposal of assets	337	2,473
Depreciation and amortization expense	13,108	11,673
Total expenses	38,048	38,402
Loss before other expenses	(7,203)	(11,527)

Other (expense) income:
Net gains on dispositions	2,490	7,824
Interest expense	(5,949)	(4,138)
Insurance proceeds in excess of cost basis	—	355
Net loss	(10,662)	(7,486)
Net loss attributable to noncontrolling interests	43	215
Net loss attributable to stockholders	$(10,619)	$(7,271)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 30 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended			For the three months ended
	September 30, 2015			September 30, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$23,468	$7,225	$30,693	$21,671	$5,141	$26,812
Interest income	1	151	152	12	51	63
Total revenues	23,469	7,376	30,845	21,683	5,192	26,875

Expenses:
Rental operating	12,518	4,282	16,800	12,501	3,206	15,707
Acquisition costs	—	—	—	72	2,860	2,932
Management fees	1,030	3,096	4,126	925	2,238	3,163
General and administrative	1,464	2,213	3,677	895	1,559	2,454
Loss on disposal of assets	295	42	337	1,328	1,145	2,473
Depreciation and amortization expense	8,924	4,184	13,108	10,209	1,464	11,673
Total expenses	24,231	13,817	38,048	25,930	12,472	38,402
Loss before other expenses	(762)	(6,441)	(7,203)	(4,247)	(7,280)	(11,527)

Other (expense) income:
Net gains on dispositions	—	2,490	2,490	4	7,820	7,824
Interest expense	(4,161)	(1,788)	(5,949)	(4,009)	(129)	(4,138)
Insurance proceeds in excess of cost basis	—	—	—	355	—	355
Net (loss) income	(4,923)	(5,739)	(10,662)	(7,897)	411	(7,486)
Net loss attributable to noncontrolling interests	43	—	43	102	113	215
Net (loss) income attributable to stockholders	$(4,880)	$(5,739)	$(10,619)	$(7,795)	$524	$(7,271)
Revenues: The $1.8 million increase in rental revenue for the 30 properties we owned during both the three months ended September 30, 2015 and the three months ended September 30, 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental Income Increase (in thousands)	Increase In Effective Monthly Revenue Per Unit (in dollars)
The Nesbit Palisades	$218	$163
The Westside Apartments	207	126
Maxwell Townhomes	186	88
Trailpoint at the Woodlands	168	126
The Estates at Johns Creek	146	185
All other, net	872
	$1,797
The $2.1 million increase in rental revenue in the All Other category includes $6.5 million of revenue from the operations of six properties purchased from July 2014 to September 2015 and the reduction of $4.4 million of revenue for eight properties that were sold.

(Back to Index)

(Back to Index)

Expenses: Our rental operating expenses for the 30 properties we owned during both the three months ended September 30, 2015 and the three months ended September 30, 2014 did not have a significant fluctuation. Rental operating expenses in the All Other category increased by $1.1 million primarily due to a $1.1 million increase in real estate tax expense at properties purchased after or during the three months ended September 30, 2014.
Acquisition costs decreased by $2.9 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to the fact there were no acquisitions during the three months ended September 30, 2015 compared to two acquisitions during the three months ended September 30, 2014.
Management fees increased by $963,000 for the three months ended September 30, 2015 primarily due to the $757,000 increase in the asset management fee paid to the Advisor due to recent acquisitions. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
During the three months ended September 30, 2015, loss on the disposal of assets decreased by $2.1 million due to the timing of replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, were as follows:

	Properties owned both periods	All Other	Total
Depreciation	$1,293	$972	$2,265
Amortization of intangibles	(2,578)	1,748	(830)
	$(1,285)	$2,720	$1,435
On September 18, 2015, we sold the Reserve at Mt. Moriah, located in Memphis, Tennessee for $5.4 million and recognized a $2.5 million gain on the disposition. On July 1, 2014, we sold our 49% interest in one of the Paladin joint ventures, Parkhill Partners I, LLC ("Hilltop Village"), to our joint venture partner for no consideration and recognized a $500,860 loss on the disposition. On September 19, 2014, we sold the Arcadia at Westheimer Apartments for $18.1 million and recognized a $8.3 million gain on the disposition.
The $1.8 million increase in interest expense is a result of the eight additional mortgages either entered into or assumed during or after the three months ended September 30, 2014.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014:
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Revenues:
Rental income	$86,514	$72,391
Interest and dividend income	477	284
Total revenues	86,991	72,675

Expenses:
Rental operating	46,273	40,489
Acquisition costs	5,809	9,467
Management fees	11,306	8,110
General and administrative	11,514	8,751
Loss on disposal of assets	2,818	4,121
Provision for loan loss	130	—
Depreciation and amortization expense	35,464	36,572
Total expenses	113,314	107,510
Loss before other expenses	(26,323)	(34,835)

Other (expense) income:
Net gains on dispositions	36,041	10,365
Interest expense	(16,224)	(10,034)
Insurance proceeds in excess of cost basis	407	355
Loss from continuing operations	(6,099)	(34,149)

Discontinued operations:
Income from discontinued operations, net	—	2
Net loss	(6,099)	(34,147)
Net loss attributable to noncontrolling interests	224	1,625
Net loss attributable to stockholders	$(5,875)	$(32,522)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 16 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the nine months ended			For the nine months ended
	September 30, 2015			September 30, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$37,282	$49,232	$86,514	$34,599	$37,792	$72,391
Interest income	2	475	477	5	279	284
Total revenues	37,284	49,707	86,991	34,604	38,071	72,675

Expenses:
Rental operating	20,779	25,494	46,273	20,093	20,396	40,489
Acquisition costs	—	5,809	5,809	28	9,439	9,467
Management fees	1,666	9,640	11,306	1,506	6,604	8,110
General and administrative	2,519	8,995	11,514	2,208	6,543	8,751
Loss on disposal of assets	674	2,144	2,818	1,608	2,513	4,121
Provision for loan loss	—	130	130	—	—	—
Depreciation and amortization expense	14,307	21,157	35,464	16,452	20,120	36,572
Total expenses	39,945	73,369	113,314	41,895	65,615	107,510
Loss before other expenses	(2,661)	(23,662)	(26,323)	(7,291)	(27,544)	(34,835)

Other (expense) income:
Net gains on dispositions	—	36,041	36,041	—	10,365	10,365
Interest expense	(4,366)	(11,858)	(16,224)	(4,016)	(6,018)	(10,034)
Insurance proceeds in excess of cost basis	—	407	407	—	355	355
(Loss) income from continuing operations	(7,027)	928	(6,099)	(11,307)	(22,842)	(34,149)

Discontinued operations:
Income from discontinued operations, net	—	—	—	—	2	2
Net (loss) income	(7,027)	928	(6,099)	(11,307)	(22,840)	(34,147)
Net loss attributable to noncontrolling interests		224	224		1,625	1,625
Net (loss) income attributable to stockholders	$(7,027)	$1,152	$(5,875)	$(11,307)	$(21,215)	$(32,522)

(Back to Index)

(Back to Index)

Revenues: The $2.7 million increase in rental revenue for the 16 properties we owned during both the nine months ended September 30, 2015 and the nine months ended September 30, 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental Increase (in thousands)	Increase In Effective Monthly Revenue Per Unit (in dollars)
The Westside Apartments	$453	$131
The Nesbit Palisades	355	$147
Retreat at Rocky Ridge	339	$89
Williamsburg	301	$38
Ivy at Clear Creek	296	$91
All other, net	939
	$2,683
The $11.4 million increase in rental revenue in the All Other category includes $22.0 million of revenue from the operations of 20 properties purchased from January 2014 through September 2015 and the reduction of $10.6 million of revenue for nine properties that were sold.
Expenses: Our rental operating expenses for the 16 properties we owned during both the nine months ended September 30, 2015 and the nine months ended September 30, 2014 increased by $686,000 and was comprised primarily of insurance and payroll costs at these properties. Rental operating expenses for the All Other category increased by $5.1 million primarily due to a $3.1 million increase in real estate taxes and a $1.4 million increase in payroll-related costs.
Acquisition costs decreased by $3.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. In the nine months ended September 30, 2014, we acquired 18 multifamily properties, including the Paladin acquisition as compared to the acquisition of four properties during the nine months ended September 30, 2015.
Management fees increased by $3.2 million primarily related to the $2.4 million increase in the asset management fee paid to the Advisor due to recent acquisitions. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
General and administrative expenses increased by $2.8 million, which was comprised of a $1.1 million increase in payroll-related expenses due to our increased assets managed by our Advisor, a $950,000 increase in professional fees and a $587,000 increase in franchise taxes related to the gains on sales of properties.
In May 2015, we agreed to receive $130,000 less than the book value of one of our loans held for investment. As such, we recorded a provision for loan loss of during the nine months ended September 30, 2015 related to this payoff. There were no such charges during the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, loss on the disposal of assets increased by $1.3 million due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, were as follows:

	Properties owned both periods	All Other	Total
Depreciation	2,837	4,510	7,347
Amortization of intangibles	(4,982)	(3,473)	(8,455)
	(2,145)	1,037	(1,108)

(Back to Index)

(Back to Index)

The $25.7 million increase in net gains on dispositions included in other (expense) income for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 reflects the sale of six properties during the nine months ended September 30, 2015 as compared to the sale of four properties during the nine months ended September 30, 2014, as follows (in thousands):

Multifamily Community	Location	Sale Date	Sales price	Gain (Loss) on Sale
2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490
			$87,684	$36,041

2014 Dispositions:
Governor Park	San Diego, California	March 6, 2014	$456	$—
Campus Club	Tampa, Florida	June 16, 2014	10,500	2,588
Hilltop Village	Kansas City, Missouri	July 1, 2014	—	(501)
Arcadia at Westheimer	Houston, Texas	September 19, 2014	18,100	8,278
			$29,056	$10,365
Interest expense increased by $6.2 million as a result of the 21 additional mortgages either entered into or assumed during or after the nine months ended September 30, 2014.
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
Capital Expenditures
We deployed a total of $29.2 million during the nine months ended September 30, 2015 for capital expenditures. The properties in which we deployed the most capital during the nine months September 30, 2015 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
Property	September 30, 2015
The Estates at Johns Creek	$3,039	$2,921
Maxwell Townhomes	2,419	339
Aston at Cinco Ranch	2,133	1,622
Meridian Pointe	2,052	725
Calloway at Las Colinas	2,016	6,310
All other properties	17,571	43,947
	$29,230

(Back to Index)

(Back to Index)

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
Gross offering proceeds
As of September 30, 2015, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	5,750,205	55,623
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	71,647,159	$690,437
Shares redeemed	(612,636)
Total shares outstanding at September 30, 2015	71,034,523

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facilities
The following is a summary of our credit facilities:

							Weighted Average Interest Rate for the
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three months ended September 30,		Nine Months Ended September 30,
Lender	September 30, 2015		December 31, 2014				2015	2014	2015	2014
Bank of America	$22,894	$4,732	$10,086	5/23/2017	LIBOR plus 3%	3.19%	3.20%	3.15%	3.20%	3.15%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.14%	2.20%	2.14%	2.15%	2.14%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.19%	2.19%	2.15%	2.18%	2.16%
	$58,394	$4,732	$45,586

Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $55.5 million and are guaranteed by us. We were in compliance with all covenants under this facility as of September 30, 2015.
Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014, we amended the Jefferson Point Credit Facility. In accordance with the amendment, the debt service coverage covenant is only required to be complied with as of December 31, 2015 and periods thereafter. We were in compliance with all covenants under this facility at September 30, 2015.
Draws under the Brentdale Credit Facility are secured by the assets of The Westside Apartments (formerly known as Brentdale Apartments). We provided a $6.5 million repayment guarantee. In June 2015, the Company amended the Brentdale

(Back to Index)

(Back to Index)

Credit Facility to amend the property debt service coverage ratio. We were in compliance with all covenants under this facility as of September 30, 2015.
Mortgage Debt
The following is a summary of our mortgage notes payable, net (in thousands, except percentages):

	Outstanding Borrowings	Fair Value Adjustment	Net Book Value	Net Book Value	Maturity Date	Annual Interest Rate
								Average Monthly Debt Service
Collateral	September 30, 2015			December 31, 2014
Vista Apartment Homes	$15,663	$—	$15,663	$15,900	1/1/2022	2.48%	(1)(5)	$63
Cannery Lofts	8,190	—	8,190	8,190	9/1/2020	3.49%	(1)(3)	37
Deerfield	10,530	—	10,530	10,530	11/1/2020	4.66%	(2)(3)	54
Ivy at Clear Creek	8,467	—	8,467	8,574	11/1/2023	2.60%	(1)(4)	29
Trailpoint at the Woodlands	19,093	—	19,093	19,335	11/1/2023	2.60%	(1)(4)	66
Verona Apartment Homes	22,514	—	22,514	22,843	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	18,180	—	18,180	18,446	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	2.14%	(1)(3)	53
Maxwell Townhomes	13,911	—	13,911	14,089	1/1/2022	4.32%	(2)(5)	71
Champion Farms	16,350	139	16,489	16,634	7/1/2016	6.14%	(2)(3)	85
Fieldstone	15,450	—	15,450	15,804	6/26/2016	2.59%	(1)(4)	73
Pinehurst	4,137	7	4,144	4,239	1/1/2016	5.58%	(2)(5)	28
Pheasant Run	6,250	114	6,364	6,407	10/1/2017	5.95%	(2)(3)	31
Retreat of Shawnee	13,139	184	13,323	13,522	2/1/2018	5.58%	(2)(5)	78
Conifer Crossing	27,253	—	27,253	27,762	9/1/2016	2.69%	(1)(6)	122
Coursey Place	27,656	129	27,785	28,117	8/1/2021	5.07%	(2)(5)	154
Pines of York	15,333	(380)	14,953	15,097	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	3.38%	(2)(3)	207
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.58%	(1)(3)	36
Perimeter 5550	14,006	—	14,006	14,211	7/1/2019	3.42%	(2)(5)	64
Perimeter Circle	17,746	—	17,746	18,007	7/1/2019	3.42%	(2)(5)	81
Aston at Cinco Ranch	23,872	—	23,872	24,162	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	20,225	348	20,573	20,930	10/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	3,016	47	3,063	3,109	10/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	35,902	—	35,902	36,375	12/1/2021	3.87%	(2)(5)	171
South Lamar Village	12,744	—	12,744	—	8/1/2019	3.64%	(2)(5)	59
Springs at Gilbert Meadows	26,280	—	26,280	—	4/1/2025	2.07%	(1)(3)	81
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.94%	(1)(3)	233
Villages at Bonita Glen	27,323	2,355	29,678	—	10/1/2023	5.33%	(2)(3)	152
	$572,615	$2,943	$575,558	$444,168

(1)	Variable rate based on one-month LIBOR of 0.1930% (as of September 30, 2015).

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.

(6)	On October 1, 2015, this loan automatically extended for one year at a variable rate based on one-month LIBOR plus a fixed margin.
At September 30, 2015, the weighted average interest rate of all our outstanding indebtedness was 3.45%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (53% as of September 30, 2015). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will

(Back to Index)

(Back to Index)

include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2015 did not exceed the charter imposed limitation.
Distributions
For the nine months ended September 30, 2015, we paid aggregate distributions of $31.5 million, including $9.8 million of distributions paid in cash and $21.7 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
			$21,689	$9,842	$31,531
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three and nine months ended September 30, 2015 (dollars in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2015	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities- QTD	Cash Provided By (Used In) Operating Activities- YTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid	Amount Paid from Dispositions/Percent of Total Distributions Paid
First Quarter	$3,231	$7,183	$10,414	$(2,195)	$(2,195)	$20,928	$0.05	$- / -%	$10,414/100%	$- / -%
Second Quarter	$3,265	$7,249	$10,514	$(3,486)	$(5,681)	$—	$—	$- / -%	$10,514/100%	$- / -%
Third Quarter	$3,346	$7,257	$10,603	$4,881	$(800)	$10,603	$0.05	$4,881 / 46%	$- / -%	$5,722 / 54%
Our net loss attributable to common stockholders' for the nine months ended September 30, 2015 was $5.9 million and net cash used in operating activities of continuing operations was $800,000. Our cumulative cash distributions and net loss from

(Back to Index)

(Back to Index)

inception through September 30, 2015 were $81.0 million and $89.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Although MFFO includes other adjustments, the exclusion of acquisition expenses is the most significant adjustment to us at the present time.  Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.

(Back to Index)

(Back to Index)

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  Both of these acquisition costs will continue to be funded from the proceeds of debt financing and proceeds from property dispositions and not from operations.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

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
Core to our business plan is the acquisition of distressed assets at deep discounts. These assets are operationally distressed at the time of purchase. Such assets often require substantial investments of capital and increased operating costs after acquisition to convert these assets into stable, cash flowing properties. These capital expenditures are central to our revitalization strategy and are critical to creating value and restoring assets to their optimal performance. These planned expenditures are necessary primarily in the first 12 to 24 months after we take operating control of an asset and often result in negative, or reduced, net operating income, MFFO and AFFO during this turnaround stage.
Neither FFO, MFFO nor AFFO should be considered as an alternative to net loss, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we may continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the table below include adjustments attributable to noncontrolling interests.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss attributable to stockholders – GAAP	$(10,619)	$(7,271)	$(5,875)	$(32,522)
Net gains on dispositions	(2,490)	(7,824)	(36,041)	(10,365)
Depreciation expense	10,936	8,624	29,689	22,039
FFO	(2,173)	(6,471)	(12,227)	(20,848)
Adjustments for straight-line rents (1)	(51)	(279)	(35)	(184)
Amortization of intangible lease assets	1,855	2,516	4,827	12,122
Debt premium amortization	(185)	(89)	(438)	(261)
Acquisition costs	—	2,932	5,809	9,467
MFFO	$(554)	$(1,391)	$(2,064)	$296
Net gains on dispositions	2,490	7,824	36,041	10,365
AFFO	$1,936	$6,433	$33,977	$10,661

Basic and diluted loss per common share - GAAP	$(0.15)	$(0.11)	$(0.08)	$(0.48)
FFO per share	$(0.03)	$(0.09)	$(0.17)	$(0.31)
MFFO per share	$(0.01)	$(0.02)	$(0.03)	$—
AFFO per share	$0.03	$0.09	$0.48	$0.16

Weighted average shares outstanding	70,724	68,197	70,110	67,773

(1)    Adjustment to prior periods to conform to current period presentation.

Critical Accounting Policies

(Back to Index)

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
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we were obligated to fund up to an additional $1.5 million for the Spring Hill preferred equity investment in increments of $150,000 upon request as long as no triggering event has occurred. We did not have any other off-balance sheet arrangements or obligations.
Subsequent Events
In October 2015, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: October 29, 2015, November 27, 2015 and December 30, 2015. Such distributions were or are to be paid on October 30, 2015, November 30, 2015 and December 31, 2015.
On November 4, 2015, we and our joint venture partner entered into an agreement to sell our interests in Conifer Place, located in Norcross, Georgia, for $42.5 million with an expected closing date in the first quarter of 2016. We expect to recognize a gain on the sale in the three months ended March 31, 2016.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At September 30, 2015, our real estate investments in California, Texas and Georgia represented 17%, 25% and 18% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the California, Texas and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rental properties resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2015 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended September 30, 2015, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2015	—	$—	—	(3)
August 2015	61,760	$10.59	61,760	(3)
September 2015	135,958	$10.59	135,958	(3)
	197,718

(1)
All redemptions of equity securities in the three months ended September 30, 2015 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended September 30, 2015.

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

10.1	Renewal Agreement, dated September 15, 2015, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 12, 2015	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)