Form 10-K
period 2015-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2016-03-30
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the Registrant's shares of common stock. On March 29, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.83. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 70,233,493 shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 21, 2016, there were 71,924,504 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring under performing or distressed real estate and real estate loans that are being sold at discounted prices. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2015, we owned 36 multifamily properties, as described further in “Item 2. Properties” below, one performing loan and one preferred equity interest. In the future, we may reinvest proceeds from property sales to purchase discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of macro-economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.
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
The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. We continue to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to our current estimated value per share. In the years ended December 31, 2015 and 2014, we issued an additional 5,275,075 shares through our distribution reinvestment plan for gross proceeds of $51.9 million.

(Back to Index)

(Back to Index)

Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2015, we currently hold approximately 44% of our total assets in category (i) and 56% of our total assets in category (ii). We may make adjustments to our portfolio based on real estate market conditions and investment opportunities. We will not forego a potential investment because it does not precisely fit our expected portfolio composition. We continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize our return. Today, we generally expect to reinvest the return of capital from such sales and to distribute gains from such sales to our stockholders in the form of distributions.
We anticipate providing our stockholders with a liquidity event or events by some combination of the following: (i) liquidating all, or substantially all, of our assets and distributing the net proceeds to stockholders, or (ii) listing our shares for trading on a national securities exchange. Our board anticipates evaluating a liquidity event within three to six years after termination of our primary offering (which occurred in December 2013), subject to prevailing market conditions. In making the decision to liquidate or apply for listing of our shares, our directors will determine whether liquidating our assets or listing our shares will result in a greater value for our stockholders. If we do not begin the process of liquidating our assets or listing our shares by December 2019, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our board of directors and a majority of our independent directors vote to defer the meeting beyond December 2019.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $2.5 million in us and as of December 31, 2015, it owned 276,056 shares of our common stock and 32,685 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2015, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,217 have been forfeited and returned to the Advisor as of December 31, 2015. The outstanding shares will vest ratably over the next three years, and 16,445 of these shares have vested as of December 31, 2015.
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

(Back to Index)

(Back to Index)

Resource Real Estate Management, Inc., d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that as of December 31, 2015, managed 64 multifamily rental properties in 20 states with over 17,000 units. Resource Residential has over 450 employees. Our Manager has subcontracted with Resource Residential to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us.
Distributions
During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.3 million of distributions paid in cash and $29.0 million of distributions reinvested through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
October 29, 2015	0.05	October 30, 2015	2,418	1,134	3,552
November 27, 2015	0.05	November 30, 2015	2,427	1,137	3,564
December 30, 2015	0.05	December 31, 2015	2,425	1,144	3,569
	$0.60		$28,959	$13,257	$42,216

Cash distributions paid since our inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.4067	9,984	4,757	14,741
2014	0.4833	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
	$1.64	$62,893	$28,814	$91,707
Since our formation, we have also declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of our common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million in the aggregate as of December 31, 2015.
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We believe that our multifamily communities are suitable for their intended purposes and adequately covered by insurance. There are a number of comparable properties located in the same submarkets that might compete with our properties. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the

(Back to Index)

(Back to Index)

U.S. government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
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
Risks Related to an Investment in Us
There is no established public trading market for our shares; therefore, it will be difficult for you to sell your shares.
There is no current established public market for our shares and we currently have no plans to list our shares on a national securities exchange. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

(Back to Index)

(Back to Index)

Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.
As of December 31, 2015, our real estate investments in Texas, California and Georgia represented approximately 26%, 17% and 18% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals at Resource Real Estate, Inc. could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
Our success depends to a significant degree upon the contributions of Alan Feldman, our Chief Executive Officer, and Kevin Finkel, our President, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals. Messrs. Feldman and Finkel may not remain associated with Resource Real Estate, Inc. (a subsidiary of RAI). If either of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.
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
For the year ended December 31, 2015, we paid aggregate cash distributions of $42.2 million including $13.3 million of distributions paid in cash and $29.0 million of distributions reinvested in our shares through our distribution reinvestment plan.

(Back to Index)

Our net loss attributable to common stockholders for the year ended December 31, 2015 was $16.9 million and net cash used in operating activities was $1.3 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2015 are $91.7 million and $100.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, proceeds from disposal of real estate, and proceeds from debt financing. During 2015, distributions were funded as follows: 11.5% from operating activities, 49.6% from debt financing and 38.9% from the proceeds of property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

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
We are currently offering shares pursuant to our distribution reinvestment plan at $10.83 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2015, our net tangible book value per share was $5.82.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.83 per share. This redemption price is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.83 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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

(Back to Index)

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

(Back to Index)

business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
Your investment will be diluted upon conversion of the convertible stock.
In connection with the commencement of our initial public offering, our Advisor exchanged 4,500 shares of common stock for 45,000 shares of our convertible stock and purchased 4,063 shares of our convertible stock that were not sold in our private offering. As of December 31, 2015, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 937 shares of our convertible stock and a total of 50,000 shares of convertible stock were issued and outstanding. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  Our convertible stock will convert into shares of common stock on one of two events.  First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price.  Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders.  Each of these two events is a “Triggering Event.”  Upon a Triggering Event, our convertible stock will, unless our advisory agreement has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

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

(Back to Index)

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
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we and our operating partnership will not be required to register as an investment company. With respect to the 40% test, most of the entities through which we and our operating partnership will own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our operating partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our operating partnership, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
If any of the subsidiaries of our operating partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our operating partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

(Back to Index)

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
Other than redemptions following the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for such shares we repurchase under our proposed redemption program equaled the greater of (a) 100% of the average issue price per share for all of your shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 100% of the estimated value per share. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.
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

(Back to Index)

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

(Back to Index)

vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should economic conditions worsen, an inability of the underlying real estate assets to produce income may weaken our return on our investments, which in turn, may weaken your return on investment.
Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. Though we have purchased, and may continue to purchase, real estate assets at a discount from historical cost, the fluctuation in market conditions make judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
The multifamily rental properties that we own will most likely compete with numerous housing alternatives in attracting residents, including single-family and multifamily homes and condominiums. Due to the current economic conditions, competitive housing in a particular area and the increasing affordability of single-family and multifamily homes and condominiums to buy caused by relatively low mortgage interest rates and generous federal and state government programs to promote home ownership could adversely affect our ability to fully occupy any multifamily rental properties we may acquire. Further, single-family homes and condominiums available for rent could also adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
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

(Back to Index)

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

(Back to Index)

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets

(Back to Index)

(other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) to manage risk with respect to the termination of prior hedging transactions described in (i) or (ii) above and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which you might receive a premium for your shares.
In order for us to qualify as a REIT for each taxable year beginning with the December 31, 2015 taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and certain other entities including private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall,

(Back to Index)

no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to comply with the 25% (or 20%, as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates, to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages,

(Back to Index)

penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
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
Real Estate Investments
As of December 31, 2015, we owned interests in 36 multifamily properties. The following is a summary of our real estate properties as of December 31, 2015 (dollars in thousands):

(Back to Index)

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (2)	Purchase Price (1)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	88.7%	$1,494
Cannery Lofts	(7) (8)	Dayton, OH	156	5/13/2011	$7,100	1838	1,030	95.5%	$1,072
Williamsburg		Cincinnati, OH	976	6/20/2012	$41,250	1966	1,099	91.6%	$891
Mosaic		Oklahoma City, OK	216	12/6/2012	$2,050	1974	721	88.4%	$614
Deerfield	(9)	Hermantown, MN	166	3/21/2012	$10,300	1993	1,539	95.2%	$1,251
Ivy at Clear Creek		Houston, TX	244	3/28/2013	$11,750	1979	929	94.7%	$1,039
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	$8,500	1986	869	92.2%	$870
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	$27,200	1981	859	87.8%	$1,211
Affinity at Winter Park		Winter Park, FL	192	6/27/2013	$10,100	1969	1,074	94.3%	$952
The Westside Apartments		Plano, TX	412	7/25/2013	$32,200	1984	862	93.9%	$1,094
Tech Center Square		Newport News, VA	208	9/9/2013	$18,250	1985	803	87.0%	$1,022
Verona Apartment Homes		Littleton, CO	276	9/30/2013	$30,600	1985	744	80.1%	$1,218
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	$24,250	1985	748	92.4%	$1,155
The Nesbit Palisades		Alpharetta, GA	437	10/25/2013	$25,050	1985	954	92.7%	$978
Maxwell Townhomes		San Antonio, TX	314	12/16/2013	$22,500	1982	1,015	90.1%	$1,067
Meridian Pointe		Burnsville, MN	339	12/20/2013	$33,149	1988	982	81.7%	$1,193
Evergreen at Coursey Place	(10)	Baton Rouge, LA	352	1/28/2014	$15,499	2003	999	86.1%	$1,225
Champion Farms	(11)	Louisville, KY	264	1/28/2014	$6,395	1998	941	93.2%	$980
Fieldstone	(11)	Woodlawn, OH	266	1/28/2014	$6,781	1928	942	92.9%	$1,015
Pinehurst	(12)	Kansas City, MO	146	1/28/2014	$3,588	1983	816	92.5%	$795
Pheasant Run	(12)	Lee's Summit, MO	160	1/28/2014	$4,277	1985	700	93.8%	$828
Retreat at Shawnee	(12)	Shawnee, KS	342	1/28/2014	$5,369	1984	674	96.2%	$710
Conifer Place	(11)	Norcross, GA	420	1/28/2014	$4,870	1981	1233	97.9%	$1,045
Stone Ridge	(11)	Columbia, SC	188	1/28/2014	$5,176	1974	1026	86.7%	$766
Pines of York	(13)	Yorktown, VA	248	1/28/2014	$8,087	1974	987	91.1%	$998
The Estates at Johns Creek		Alpharetta, GA	403	3/28/2014	$70,500	1999	1457	90.1%	$1,629
Chisholm Place		Plano, TX	142	5/5/2014	$15,000	1981	1149	97.9%	$1,265
Perimeter Circle		Atlanta, GA	194	5/19/2014	$29,500	1995	961	92.3%	$1,318
Perimeter 5550		Atlanta, GA	165	5/19/2014	$22,250	1995	906	94.6%	$1,148
Aston at Cinco Ranch		Katy, TX	228	6/26/2014	$32,300	2000	1015	84.2%	$1,297
Sunset Ridge		San Antonio, TX	324	9/4/2014	$35,000	1949	861	86.7%	$1,126
Calloway at Las Colinas		Irving, TX	536	9/29/2014	$48,500	1984	850	89.4%	$994
South Lamar Village		Austin, TX	208	2/26/2015	$24,000	1981	729	79.3%	$1,179
Heritage Pointe		Gilbert, AZ	458	3/19/2015	$36,000	1986	697	90.6%	$781
Yorba Linda		Yorba Linda, CA	400	6/1/2015	$118,000	1986	995	96.3%	$1,758
Villages at Bonita Glen		Chula Vista, CA	295	6/16/2015	$49,050	1979	716	95.3%	$1,340
			10,509

(1)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(2)	The date of acquisition reflects the date we acquired the note or the initial joint venture interest, where applicable.

(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2015 divided by the total number of residential units

(4)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2015, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(5)
In addition to its apartment units, Vista Apartment Homes contains five commercial spaces, one of which is occupied, and a number of antennae on the roof of the property that generate additional income.

(Back to Index)

(Back to Index)

(6)
Vista Apartment Homes originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011. The contract purchase price for the note was $12.0 million, excluding closing costs. On August 2, 2011, we were the successful bidder at a sheriff's sale and formally received title to the property.

(7)	In addition to its apartment units, Cannery Lofts contains twelve commercial spaces, nine of which are occupied, and one parking garage with parking spaces available to rent.

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

(10)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on March 31, 2014.

(11)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. Purchase price includes allocated portion of total Paladin purchase price.

(12)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on July 1, 2014.

(13)
Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on November 25, 2014.

Paladin Acquisition - 2014
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
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which is eliminated in consolidation. This promissory note was secured by the co-venturer’s interests in such joint venture. The promissory note was repaid in 2015. The consideration for the Merger was $51.2 million exclusive of transaction costs.
At December 31, 2015, we have purchased the remaining joint venture interests in five of the joint ventures and sold our interests in two joint ventures, with the following joint ventures interests remaining:

Joint Venture	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC (1)	70%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC	83%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC (2)	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC (3)	83.4%	Stone Ridge	188	Columbia, SC
(1) - On January 29, 2016, we sold our interest in Champion Farms to our joint venture partner.
(2) - On January 27, 2016, we, along with our joint venture partner, sold Conifer Place.
(3) - During 2015, we increased our ownership in the joint venture from 77.7% to 83.4%.

The following chart describes the geographic breakdown of our multifamily rental properties as of December 31, 2015 (based on net book value of rental properties):

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
Stockholder Information
As of March 21, 2016, we had 71,924,504 shares of common stock outstanding held by a total of 17,265 stockholders.
Market Information
There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.
Estimated Value Per Share
On March 29, 2016, our board of directors approved an estimated value per share of the Company’s common stock of $10.83 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2015. There have been no material changes between December 31, 2015 and the date of this filing that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of the our common stock as of December 31, 2015. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 36 multifamily properties and one debt and one preferred equity investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in the this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2015. The valuation report that Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $10.15 to $11.57, with an approximate midpoint value of $10.83 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $10.83 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.83 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.
The following table summarizes the material components of the December 31, 2015 net asset value (in thousands, except per share amounts):

(Back to Index)

(Back to Index)

	Net Asset Value as of 12/31/15	Net Asset Value as of 12/31/15 (per share)
Investments	$1,278,654	$17.85
Cash	78,046	1.09
Other Assets	13,334	0.19
Mortgage Notes Payable and Credit Facilities	(572,663)	(8.00)
Other Liabilities	(21,497)	(0.30)
Net asset value	$775,874	$10.83

The table below sets forth the calculation of our estimated net asset value per share as of December 31, 2015, as well as the calculation of our prior estimated net asset value per share as of March 31, 2015:

	December 31, 2015 Net Asset Value per Share	March 31, 2015 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments (2)	$17.85	$14.89	$2.96
Cash (2)	1.09	1.93	(0.84)
Other Assets (2)	0.19	0.48	(0.29)
Mortgage Notes Payable and Credit Facilities (2)	(8.00)	(6.47)	(1.53)
Other Liabilities	(0.30)	(0.24)	(0.06)
	$10.83	$10.59	$0.24

(1)     For information relating to the March 31, 2015 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Current Report on Form 8-K filed on June 9, 2015.
(2)    The increase in both Investments and Mortgage Notes Payable and Credit Facilities, and decreases in both Other Assets and Cash were primarily due to the acquisitions of Yorba Linda Apartment Homes and Villages at Bonita Glen in June 2015.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of the our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Methodology

Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in accordance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to calculate the estimated value per share:

Real Estate
Independent Valuation Firm

(Back to Index)

(Back to Index)

Duff & Phelps was recommended by the Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with the Company or the Advisor. Neither we, the Advisor or any of its affiliates have engaged Duff & Phelps for any other types of services during the two years prior to the date of this filing. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the appraisal. The appraisal was performed in accordance with the Code of Ethics & Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Valuation Report was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Valuation Report, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

Duff & Phelps collected all reasonably available material information that it deemed relevant in estimating the market value of our real estate properties and other investments. In conducting its investigations and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. Duff & Phelps relied on our management or the Advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.

In performing its analysis of our real estate properties and other investments, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that no hazardous materials had been present or were present previously, that no deed restrictions existed, and that the properties were responsibly owned and managed by competent property management. Furthermore, Duff & Phelps’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’s analyses and conclusions. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values. The Valuation Report, including the analyses, opinions and conclusions set forth in such report, is qualified by the assumptions, qualifications and limitations set forth in the Valuation Report.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2015, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for 11 of our properties that have finished renovations and stabilized their operations. Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed

(Back to Index)

(Back to Index)

holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for 22 of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. Three properties were valued at their sales price as they were sold shortly after December 31, 2015. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2015.

The following summarizes the range of overall capitalization rates used to arrive at the estimated market values of our 11 stabilized properties:

	Range in Values	Weighted Average Basis
Overall Capitalization Rate	5.50% to 6.75%	6.32%

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of 19 unstabilized properties and three stabilized properties that are currently undergoing renovations:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	5.00% to 7.00%	5.62%
Discount Rate	6.75% to 8.50%	7.27%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2015, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $1.3 billion compared to a total of purchase price and capital expenditures, through December 31, 2015, of $950.3 million.

The table below illustrates the impact on the estimated value per share if the overall capitalization rates, terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the overall capitalization rates, terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%.

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	$10.70	$10.98	$10.66	$11.02
Terminal Capitalization Rate	$10.30	$11.42	$10.23	$11.51
Discount Rate	$10.77	$10.90	$10.74	$10.92

Debt and Preferred Equity Investments

Duff & Phelps estimated the market value of our debt and preferred equity investments, which totaled approximately $5.3 million, or less than 1% of our assets, by making mark-to-market adjustments to the outstanding balances owed to us under these investments as of December 31, 2015.

(Back to Index)

(Back to Index)

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2016 customer account statements that will be mailed in April 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of the Company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with the our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2015 is based on the estimated value of our investments as of December 31, 2015. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2015, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 31, 2016, participants will acquire shares of our common stock under the plan at a price equal to $10.83 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment

(Back to Index)

(Back to Index)

plan effective for the April 29, 2016 purchase date, participants must notify the Company in writing of such decision, and we must receive the notice by the close of business on April 14, 2016, which is ten business days prior to the last day of April 2016, as provided under the distribution reinvestment plan.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

The redemption price for shares eligible for redemption will be the greater of (a) 100% of the average issue price per share for all of the stockholder’s shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like) or (b) 100% of the estimated value per share.

On March 29, 2016, our board of directors approved an estimated value per share of our common stock of $10.83. As a result, the price at which shares will now be redeemed under the share redemption program is $10.83. For a stockholder’s shares to be eligible for redemption in April 2016 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company by March 31, 2016.

The complete share redemption program plan document is filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011 and is available at the SEC’s website at http://www.sec.gov.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2015 were sold in an offering registered under the Securities Act.
Redemption of Securities
During the quarter ended December 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2015	—	$—	—	(3)
November 2015	—	—	—	(3)
December 2015	103,895	10.59	103,895	(3)
	103,895

(1)	All purchases of our equity securities by us in the three months ended December 31, 2015 were made pursuant to our share redemption program.
(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.
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

(Back to Index)

(Back to Index)

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
All redemption requests tendered were honored for the year ended December 31, 2015.
Distribution Information
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.3 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
October 29, 2015	0.05	October 30, 2015	2,418	1,134	3,552
November 27, 2015	0.05	November 30, 2015	2,427	1,137	3,564
December 30, 2015	0.05	December 31, 2015	2,425	1,144	3,569
	$0.60		$28,959	$13,257	$42,216
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the year ended December 31, 2015 and 2014 (in thousands):

(Back to Index)

(Back to Index)

	For the Year Ended
Distributions Declared:	December 31, 2015
Cash	$13,257
Distributions Reinvested (DRIP)	28,959
	$42,216

Sources of Distributions:
Debt financing	$20,928	49.6%
Dispositions	16,407	38.9%
Operating activities	4,881	11.5%
	$42,216	100%

Cash Flow Used in Operations	$(1,269)
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
Our net loss attributable to common stockholders for the year ended December 31, 2015 was $16.9 million and net cash used in operating activities was $1.3 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2015 are $91.7 million and $100.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
Convertible Stock Grants by our Advisor
As of December 31, 2015, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,217 have been forfeited and returned to the Advisor as of December 31, 2015. The outstanding shares will vest ratably over the next three years, and 16,445 of these shares have vested as of December 31, 2015.

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

(Back to Index)

(Back to Index)

Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. See also “Forward-Looking Statements” preceding Part I.
Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Our targeted portfolio will consist of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2015, we currently hold approximately 44% of our total assets in categories (i) and 56% of our total assets in category (ii).
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
Results of Operations
 As of December 31, 2015, we owned interests in a total of 36 multifamily properties. We also owned one performing loan and one preferred equity interest for which we earn interest and dividend income. During the year ended December 31, 2015, we acquired interests in four multifamily properties and we disposed of six properties.
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
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table sets forth the results of our operations (in thousands):

(Back to Index)

(Back to Index)

	Years Ended
	December 31,
	2015	2014
Revenues:
Rental income	$117,687	$99,910
Interest and dividend income	638	359
Total revenues	118,325	100,269

Expenses:
Rental operating - expenses	34,225	34,801
Rental operating - payroll	16,769	14,784
Rental operating - real estate taxes	13,154	9,611
Subtotal- rental operating	64,148	59,196
Acquisition costs	5,811	9,833
Management fees	15,453	11,544
General and administrative	12,718	10,813
Provision for loan loss	130	—
Loss on disposal of assets	3,093	5,308
Depreciation and amortization expense	48,273	47,771
Total expenses	149,626	144,465
Loss before other (expenses) income	(31,301)	(44,196)

Other (expense) income:
Net gains on dispositions	36,041	10,484
Interest expense	(22,080)	(14,911)
Insurance proceeds in excess of cost basis	407	425
Net loss	(16,933)	(48,198)
Net loss attributable to noncontrolling interests	38	2,021
Net loss attributable to stockholders	$(16,895)	$(46,177)

The following table presents the results of operations separated into two categories, the results of operations of the 16 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aide in comparability) for the years ended December 31, 2015 and 2014 (in thousands):

(Back to Index)

(Back to Index)

	For the year ended			For the year ended
	December 31, 2015			December 31, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$50,751	$66,936	$117,687	$45,714	$54,196	$99,910
Interest and dividend income	2	636	638	5	354	359
Total revenues	50,753	67,572	118,325	45,719	54,550	100,269

Expenses:
Rental operating - expenses	15,713	18,512	34,225	16,381	18,420	34,801
Rental operating - payroll	7,790	8,979	16,769	7,461	7,323	14,784
Rental operating - real estate taxes	4,840	8,314	13,154	4,719	4,892	9,611
Subtotal - rental operating expenses	28,343	35,805	64,148	28,561	30,635	59,196
Acquisition costs	—	5,811	5,811	—	9,833	9,833
Management fees	2,263	13,190	15,453	1,999	9,545	11,544
General and administrative	2,667	10,051	12,718	2,552	8,261	10,813
Provision for loan loss	—	130	130	—	—	—
Loss on disposal of assets	861	2,232	3,093	2,558	2,750	5,308
Depreciation and amortization expense	19,339	28,934	48,273	20,768	27,003	47,771
Total expenses	53,473	96,153	149,626	56,438	88,027	144,465
Loss before other expenses	(2,720)	(28,581)	(31,301)	(10,719)	(33,477)	(44,196)

Other (expense) income:
Net gains on dispositions	—	36,041	36,041	—	10,484	10,484
Interest expense	(5,827)	(16,253)	(22,080)	(5,553)	(9,358)	(14,911)
Insurance proceeds in excess of cost basis	—	407	407	56	369	425
Net loss	(8,547)	(8,386)	(16,933)	(16,216)	(31,982)	(48,198)
Net loss attributable to noncontrolling interests	—	38	38	—	2,021	2,021
Net loss attributable to stockholders	$(8,547)	$(8,348)	$(16,895)	$(16,216)	$(29,961)	$(46,177)

Revenues: Rental income increased by $17.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The $5.0 million increase in rental revenue for the 16 properties that we owned during the years ended December 31, 2015 and 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

(Back to Index)

(Back to Index)

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Increase in Effective Monthly Revenue per Unit (in dollars)
The Westside Apartments	$725	3.7%	$126
The Nesbit Palisades	628	(0.5)%	$143
Retreat at Rocky Ridge	489	16.4%	$83
Maxwell Townhomes	484	4.6%	$111
Williamsburg	420	1.2%	$28
Skyview	410	4.3%	$124
Verona	372	(0.1)%	$135
Trailpoint at the Woodlands	351	1.8%	$108
Ivy at Clear Creek	350	4.4%	$83
Affinity at Winter Park	330	8.3%	$91
All other, net	478	2.8%	$251
	$5,037

The $12.7 million increase in the All Other category includes $27.4 million of revenue from the operations of 20 properties purchased from January 2014 to December 2015 offset by a decrease of $14.7 million related to the eight properties that were sold during the same period.

Expenses:  Rental operating expense increased by $5.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Rental operating expenses for the 16 properties owned during both the year ended December 31, 2015 and the year ended December 31, 2014 decreased by $218,000, and was comprised primarily of insurance costs and uncapitalizable construction related expenses at these properties. Rental operating expenses in the All Other category increased by $5.2 million primarily due to a $3.4 million increase in real estate taxes related to the acquisition of additional properties and a $1.7 million increase in payroll related costs.

Acquisition costs decreased by $4.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. In the year ended December 31, 2014, we acquired 18 multifamily properties, including the Paladin acquisition, as compared to the acquisition of four properties during the year ended December 31, 2015.

Management fees increased by $3.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the $3.0 million increase in the asset management fee paid to the Advisor due to recent acquisitions. The asset management fee is based on the higher of the cost or appraised value of real estate investments.

General and administrative expenses increased by $1.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a $1.8 million increase in payroll-related expenses due to the increase in the number of assets managed by our Advisor.

In May 2015, we agreed to receive $130,000 less than the book value of one of our loans held for investment. As a result, we recorded a provision for loan loss related to this payoff. There were no such charges during the year ended December 31, 2014.
Loss on disposal of assets decreased by $2.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The differences in depreciation and amortization during the year ended December 31, 2015, as compared to the year ended December 31, 2014, were as follows:

(Back to Index)

(Back to Index)

	Properties owned both periods	All Other	Total
Depreciation	$3,553	$5,563	$9,116
Amortization of intangibles	(4,982)	(3,632)	(8,614)
	$(1,429)	$1,931	$502

Gain on sale on investments increased by $25.6 million due to the sale of six properties during the year ended December 31, 2015 as compared to the sale of four properties during the year ended December 31, 2014, as follows (in thousands):

Multifamily Community	Location	Sales Date	Contract Sales price	Gain (Loss) on Sale
2015 Dispositions
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490
			$87,684	$36,041

2014 Dispositions:
Governor Park	San Diego, California	March 6, 2014	$456	$—
Campus Club	Tampa, Florida	June 16, 2014	10,500	2,602
Hilltop Village	Kansas City, Missouri	July 1, 2014	—	(493)
Arcadia at Westheimer	Houston, Texas	September 19, 2014	18,100	8,375
			$29,056	$10,484

Interest expense increased by $7.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of 22 additional mortgages either entered into or assumed during or after the year ended December 31, 2014.
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
Capital Expenditures.
We deployed a total of $43.0 million during the year ended December 31, 2015 for capital expenditures. The properties in which we deployed the most capital during the year are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties below: (in thousands):

(Back to Index)

(Back to Index)

	Capital deployed during the year ended	Remaining capital budgeted
Property	December 31, 2015
The Estates At John's Creek	$4,733	$1,685
Sunset Ridge	2,631	$1,924
Calloway at Las Colinas	2,939	$4,740
Meridian Pointe	2,880	$490
Aston at Cinco Ranch	3,797	$941
All other properties	26,038	$35,656
	$43,018
Initial Public Offering.
The primary portion of our initial public offering closed on December 13, 2013. On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at a price equal to our current estimated value per share at that time, which is currently $10.83.
Gross offering proceeds.
As of December 31, 2015, an aggregate of 72.3 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	6,436,698	62,893
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	72,333,652	$697,707
Shares redeemed	(716,535)
Total shares outstanding as of December 31, 2015	71,617,117
Credit Facilities
The following is a summary of our credit facilities:

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2015		December 31, 2014	Maturity Date	Interest Rate Basis	Current Interest Rate	December 31, 2015	December 31, 2014
Bank of America	$21,894	$5,732	$10,086	5/23/2017	LIBOR plus 3%	3.43%	3.26%	3.11%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.38%	2.19%	2.17%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.43%	2.22%	2.19%
	$57,394	$5,732	$45,586
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A.  On May 23, 2013, we amended the Bank of America Credit Facility to

(Back to Index)

(Back to Index)

increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, or the Facility Amount. Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $55.5 million and are guaranteed by us. We are able to draw up to 50% of the aggregate value of the properties securing the facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2015 and 2014, we had weighted average borrowings of $13.8 million and $9.0 million, respectively, under the Bank of America Credit Facility.
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
On December 20, 2013, we, through a wholly-owned subsidiary, entered into a secured revolving credit facility, (the "Jefferson Point Credit Facility") with PNC Bank, National Association.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.)
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014 and March 2016, we amended the Jefferson Point Credit Facility. In accordance with the amendments, the debt service coverage covenant is only required to be complied with as of September 30, 2016 and periods thereafter. We were in compliance with all covenants at December 31, 2015.
On December 27, 2013, we, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("the Brentdale Credit Facility") with U.S. Bank National Association.  Draws under the Brentdale Credit Facility are secured by the assets of Westside Apartments. We provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility.
The Brentdale Credit Facility includes both a net worth, liquidity and leverage covenant and a property debt service coverage covenant. In June 2015, we amended the Brentdale Credit Facility to amend the property debt service coverage ratio. We were in compliance with the covenant requirements at December 31, 2015.
Mortgage Debt
During the year ended December 31, 2015, we borrowed an additional $139.3 million through additional mortgages on our rental properties.

(Back to Index)

(Back to Index)

The following is a summary of our mortgage notes payable (in thousands, except percentages):

		Premium (Discount)	Carrying Value	Carrying Value
	Outstanding borrowings
Collateral	December 31, 2015			December 31, 2014	Maturity Date	Margin	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,573	$—	$15,573	$15,900	1/1/2022	2.29%	2.72%	(1)(5)	$65
Cannery Lofts	8,148	—	8,148	8,190	9/1/2020	3.30%	3.73%	(1)(5)	40
Deerfield	10,517	—	10,517	10,530	11/1/2020	—	4.66%	(2)(5)	54
Ivy at Clear Creek	8,431	—	8,431	8,574	11/1/2023	2.41%	2.84%	(1)(4)	31
Trailpoint at the Woodlands	19,013	—	19,013	19,335	11/1/2023	2.41%	2.84%	(1)(4)	69
Verona Apartment Homes	22,402	—	22,402	22,843	1/1/2019	—	3.60%	(2)(5)	106
Skyview Apartment Homes	18,089	—	18,089	18,446	1/1/2019	—	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	1.95%	2.38%	(1)(3)	58
Maxwell Townhomes	13,850	—	13,850	14,089	1/1/2022	—	4.32%	(2)(5)	71
Champion Farms (6)	—	—	—	16,634	7/1/2016	—	6.14%	(2)(3)	85
Fieldstone	15,332	—	15,332	15,804	6/26/2016	2.40%	2.83%	(1)(4)	76
Pinehurst	4,111	—	4,111	4,239	1/1/2017	—	5.58%	(2)(5)	23
Pheasant Run	6,250	100	6,350	6,407	10/1/2017	—	5.95%	(2)(3)	31
Retreat of Shawnee	13,090	164	13,254	13,522	2/1/2018	—	5.58%	(2)(5)	78
Conifer Crossing	27,074	—	27,074	27,762	9/1/2016	2.50%	2.93%	(1)(5)	122
Evergreen at Coursey Place	27,548	123	27,671	28,117	8/1/2021	—	5.07%	(2)(5)	154
Pines of York	15,267	(363)	14,904	15,097	12/1/2021	—	4.46%	(2)(5)	80
Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	—	3.38%	(2)(3)	211
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.39%	2.82%	(1)(3)	39
Perimeter Circle	17,657	—	17,657	18,007	7/1/2019	—	3.42%	(2)(5)	81
Perimeter 5550	13,935	—	13,935	14,211	7/1/2019	—	3.42%	(2)(5)	64
Aston at Cinco Ranch	23,772	—	23,772	24,162	10/1/2021	—	4.34%	(2)(5)	120
Sunset Ridge 1	20,121	329	20,450	20,930	11/1/2020	—	4.58%	(2)(5)	113
Sunset Ridge 2	3,002	45	3,047	3,109	11/1/2020	—	4.54%	(2)(5)	16
Calloway at Las Colinas	35,740	—	35,740	36,375	12/1/2021	—	3.87%	(2)(5)	171
South Lamar Village	12,682	—	12,682	—	8/1/2019	—	3.64%	(2)(5)	59
Heritage Pointe	26,280	—	26,280	—	4/1/2025	1.88	2.31%	(1)(3)	87
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.75	2.18%	(1)(3)	154
Villages at Bonita Glen	27,265	2,276	29,541	—	10/1/2023	—	5.33%	(2)(5)	152
Stone Ridge	5,350	—	5,350	—	12/1/2022	1.86%	2.29%	(1)(5)	21
	$559,884	$2,674	$562,558	$444,168

(1)	Variable rate based on one-month LIBOR (0.4295% as of December 31, 2015).

(2)	Fixed rate.
(3) Monthly interest-only payment required.
(4) Monthly fixed principal plus variable interest payment required.
(5) Fixed monthly principal and interest payment required.

(6)	Mortgage note payable for Champion Farms included in liabilities of assets held for sale at December 31, 2015.

(Back to Index)

(Back to Index)

At December 31, 2015, the weighted average interest rate of all our outstanding indebtedness was 3.55%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (53% as of December 31, 2015). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Organization and Offering Costs
Our Advisor has advanced funds to us for certain organization and offering costs.  We reimbursed the Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on behalf of us or in connection with the services provided to us in relation to our initial public offering.  This includes all organization and offering costs of up to 2.5% of gross offering proceeds, but only to the extent that such reimbursement did not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 2.5% of gross offering proceeds as of the date of such reimbursement. As of December 31, 2015, we had directly paid for organization and offering costs totaling $6.7 million.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. We make payments to our Advisor in connection with the acquisition of real estate investments and for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 16 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2015 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2014, we paid aggregate cash distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. For the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.3 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows:

(Back to Index)

(Back to Index)

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
October 29, 2015	0.05	October 30, 2015	2,418	1,134	3,552
November 27, 2015	0.05	November 30, 2015	2,427	1,137	3,564
December 30, 2015	0.05	December 31, 2015	2,425	1,144	3,569
	$0.60		$28,959	$13,257	$42,216

Cash distributions paid since the inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.4067	9,984	4,757	14,741
2014	0.4833	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
	$1.64	$62,893	$28,814	$91,707

Since our formation, we have declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. On December 31, 2013, there was a stock dividend declared that was distributed on January 13, 2014. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2015.
Our net loss attributable to common shareholders for the year ended December 31, 2015 was $16.9 million and net cash used in operating activities was $1.3 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2015 were $91.7 million and $100.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations attributable to common stockholders
Funds from operations attributable to common stockholders, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined

(Back to Index)

(Back to Index)

by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which will consist of, but are not limited to: i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”) and (iii) other commercial real estate assets, principally non-performing or distressed loans, including but not limited to first- and second-priority mortgage loans, mezzanine loans, B-Notes and other loans.
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations attributable to common stockholders, or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:

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

(Back to Index)

(Back to Index)

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
As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.
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

(Back to Index)

(Back to Index)

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
The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the tables below include adjustments attributable to noncontrolling interests.

	Years Ended December 31,
	2015	2014
Net loss attributable to common stockholders – GAAP	$(16,895)	$(46,177)
Net gain on dispositions	(36,041)	(10,484)
Depreciation expense	40,808	31,296
FFO attributable to common stockholders	(12,128)	(25,365)
Adjustments for straight-line rents (1)	(176)	—
Amortization of intangible lease assets	6,360	13,913
Debt premium amortization	(602)	(388)
Acquisition costs	5,811	9,833
MFFO attributable to common stockholders	(735)	(2,007)
Net gain on dispositions	36,041	10,484
AFFO attributable to common stockholders	$35,306	$8,477

Basic and diluted net loss per common share - GAAP	$(0.24)	$(0.68)
FFO per share	$(0.17)	$(0.37)
MFFO per share	$(0.01)	$(0.03)
AFFO per share	$0.50	$0.12

Weighted average shares outstanding (2)	70,397	68,008

(1)    Adjustments to prior period to conform to current year presentation.
(2)    Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable at December 31, 2015 and 2014.

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

(Back to Index)

(Back to Index)

basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. The estimated useful lives of our assets by class are as follows:

Buildings	27.5 years
Building improvements	3-27.5 years
Tenant improvements	Shorter of lease term or expected useful life

Improvements and replacements in excess off $1,000 are capitalized when they extend the useful life of the asset. The Manager, an affiliate of the Advisor, earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
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

(Back to Index)

(Back to Index)

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
Preferred Equity Investment
We record our preferred equity investments at amortized cost. Investments, carried at amortized cost are evaluated for impairment at each reporting date. When an investment is impaired and that impairment is considered other than temporary, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value.
Dividend income is recognized when earned based on the contractual terms of the preferred equity agreement.
Discontinued Operations
Prior to January 1, 2014, assuming no significant continuing involvement by us after the sale, the sale of a property was considered a discontinued operation.
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. We have adopted this guidance and such guidance became effective for us as of January 1, 2014.

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

(Back to Index)

(Back to Index)

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
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this guidance on our consolidated financial position, results of operations and cash flows.
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
In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. Although ASU No. 2015-01 will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU No. 2015-01 to have a significant impact on our financial statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2015-02 to have a significant impact on our consolidated financial statements.
In April 2015, FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2015-03 to have a significant impact on our consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2015-16 to have a significant impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the annual period beginning January 1, 2019. We are evaluating this guidance; however, we do not expect the adoption of ASU 2016-02 to have a significant impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we were obligated to fund up to an additional $1.1 million and $1.5 million, respectively, for the Spring Hill preferred equity investment in increments of $150,000 upon request as long as no triggering event has occurred. We did not have any other off-balance sheet arrangements or obligations.
Subsequent Events
On January 27, 2016, we and our joint venture partner sold the Conifer Place Apartments, located in Norcross, Georgia, for $42.5 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2016.
On January 29, 2016, we sold our interest in the joint venture that owned Champion Farms in Louisville, Kentucky for $7.6 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2016.
On February 17, 2016, we sold Ivy at Clear Creek, in Houston, Texas for $19.4 million. We expect to recognize a gain on the sale during the quarter ending March 31, 2016.
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
There were no disagreements with our independent registered public accountants during the year ended December 31, 2015.

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

(Back to Index)

(Back to Index)

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

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
10.3
Purchase and Sale Contract and Joint Escrow Instruments between LMI Riverbend, LLC and Resource Real Estate Opportunity OP, LP dated April 28, 2015 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed August 13, 2015)

10.4
Renewal Agreement, dated September 15, 2015, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 12, 2015)

10.5
Amendment to Third Amended and Restated Advisory Agreement dated March 24, 2015 between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2015)

(Back to Index)

(Back to Index)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
99.2	Consent of Duff & Phelps, LLC
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 30, 2016	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Z. Cohen	Chairman of the Board	March 30, 2016
JONATHAN Z. COHEN

/s/ Andrew Ceitlin	Director	March 30, 2016
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 30, 2016
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 30, 2016
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2016
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 30, 2016
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.:
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2016

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Investments:
Rental properties, net	$916,498	$775,254
Loans held for investment, net	757	1,523
Preferred equity investments	3,886	3,462
Identified intangible assets, net	374	2,081
Assets held for sale - rental properties, net	69,350	36,764
Total investments	990,865	819,084

Cash	78,442	140,129
Restricted cash	9,987	6,930
Due from related parties	1,421	1,148
Tenant receivables, net	211	527
Deposits	230	666
Prepaid expenses and other assets	1,825	2,302
Deferred financing costs, net	6,915	6,392
Goodwill	1,231	1,231
Other assets associated with rental properties held for sale	81	—
Total assets	$1,091,208	$978,409

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$562,558	$444,168
Credit facilities	57,394	45,586
Accounts payable	1,583	2,689
Accrued expenses and other liabilities	7,932	6,473
Accrued real estate taxes	6,856	5,689
Due to related parties	1,185	1,630
Tenant prepayments	1,212	1,383
Security deposits	2,626	2,437
Other liabilities associated with rental properties held for sale	16,763	—
Total liabilities	658,109	510,055

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 72,333,652 and 69,469,001 shares issued, respectively; and 71,617,117 and 69,254,165 shares outstanding, respectively)	716	693
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	638,335	614,024
Accumulated other comprehensive loss	(440)	(266)
Accumulated deficit	(213,366)	(154,319)
Total stockholders’ equity	425,246	460,133
Noncontrolling interests	7,853	8,221
Total equity	$433,099	$468,354
Total liabilities and equity	$1,091,208	$978,409

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended
	December 31,
	2015	2014
Revenues:
Rental income	$117,687	$99,910
Interest and dividend income	638	359
Total revenues	118,325	100,269
Expenses:
Rental operating - expenses	34,225	34,801
Rental operating - payroll	16,769	14,784
Rental operating - real estate taxes	13,154	9,611
Subtotal - Rental operating expenses	64,148	59,196
Acquisition costs	5,811	9,833
Management fees	15,453	11,544
General and administrative	12,718	10,813
Provision for loan loss	130	—
Loss on disposal of assets	3,093	5,308
Depreciation and amortization expense	48,273	47,771
Total expenses	149,626	144,465
Loss before other (expenses) income	(31,301)	(44,196)
Other (expense) income:
Net gains on dispositions	36,041	10,484
Interest expense	(22,080)	(14,911)
Insurance proceeds in excess of cost basis	407	425
Net loss	$(16,933)	$(48,198)
Net loss attributable to noncontrolling interests	38	2,021
Net loss attributable to common stockholders	$(16,895)	$(46,177)

Net loss	$(16,933)	$(48,198)
Other comprehensive loss:
Designated derivatives, fair value adjustment	(174)	(286)
Comprehensive loss	(17,107)	(48,484)
Comprehensive loss attributable to noncontrolling interests	38	2,021
Total comprehensive loss attributable to stockholders	$(17,069)	$(46,463)

Weighted average common shares outstanding	70,397	68,008
Basic and diluted loss per common share:
Net loss per share	$(0.24)	$(0.68)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047	$—	$517,047
Common stock issued through distribution reinvestment plan	2,410	24	—	—	22,874	—	—	22,898	—	22,898
Distributions of common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(30,635)	(30,635)	—	(30,635)
Share redemptions	(156)	(2)	—	—	(1,445)	—	59	(1,388)	—	(1,388)
Other comprehensive loss	—	—	—	—	—	(286)	—	(286)	—	(286)
Noncontrolling interests retained in the Paladin merger	—	—	—	—	—	—	—	—	18,901	18,901
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(119)	(119)
Acquisitions of noncontrolling interests	—	—	—	—	(1,326)	—	—	(1,326)	(8,540)	(9,866)
Net loss	—	—	—	—	—	—	(46,177)	(46,177)	(2,021)	(48,198)
Balance at December 31, 2014	69,254	693	50	1	614,024	(266)	(154,319)	460,133	8,221	468,354
Common stock issued through distribution reinvestment plan	2,865	28	—	—	28,931	—	—	28,959	—	28,959
Distributions declared	—	—	—	—	—	—	(42,216)	(42,216)	—	(42,216)
Share redemptions	(502)	(5)	—	—	(5,101)	—	64	(5,042)	—	(5,042)
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)	—	(174)
Contributions of noncontrolling interests	—	—	—	—	—	—	—	—	151	151
Acquisitions of noncontrolling interests	—	—	—	—	481	—	—	481	(481)	—
Net loss	—	—	—	—	—	—	(16,895)	(16,895)	(38)	(16,933)
Balance at December 31, 2015	71,617	$716	50	$1	$638,335	$(440)	$(213,366)	$425,246	$7,853	$433,099

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,933)	$(48,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	3,093	5,308
Casualty losses	782	—
Provision for loan loss	130	—
Net gain on disposition	(36,041)	(10,484)
Depreciation and amortization	48,273	47,771
Amortization of deferred financing costs	1,839	1,365
Amortization of fair value adjustment of debt	(779)	(598)
Accretion of discount and direct loan fees and costs	(39)	(28)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,708)	(351)
Tenant receivables, net	313	161
Deposits	3	(775)
Prepaid expenses and other assets	886	363
Due to related parties, net	(722)	(1,236)
Accounts payable and accrued expenses	583	5,289
Tenant prepayments	(40)	554
Security deposits	91	(127)
Net cash used in operating activities from continuing operations	(1,269)	(986)
Cash flows from investing activities:
Proceeds from disposal of properties, net of closing costs	60,258	27,082
Property acquisitions	(96,953)	(229,041)
Ownership acquisitions, net of cash received	—	(58,720)
Insurance proceeds received for casualty losses	794	—
Preferred equity acquisition	(408)	(3,460)
Capital expenditures	(43,018)	(37,384)
Principal payments received on loans	601	227
Net cash used in investing activities of continuing operations	(78,726)	(301,296)
Cash flows from financing activities:
Redemptions of common stock	(5,042)	(1,389)
Payment of deferred financing costs	(402)	(4,155)
Increase in borrowings on mortgages	31,473	182,213
Principal payments on mortgages	(6,150)	(3,027)
Increase in borrowings on credit facilities	33,918	85,520
Payments on credit facilities	(22,288)	(76,975)
Purchase of interest rate swaps	(95)	(110)
Distributions paid on common stock	(13,257)	(9,958)
Contributions of noncontrolling interests	151	—
Distributions to noncontrolling interests	—	(119)
Net cash provided by financing activities of continuing operations	18,308	172,000
Net cash used in continuing operations	(61,687)	(130,282)
Cash flows from discontinued operations:
Net cash provided by discontinued operations	—	88
Net decrease in cash	(61,687)	(130,194)
Cash at beginning of period	140,129	270,323
Cash at end of period	$78,442	$140,129

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2015 and 2014, the Company issued 5.3 million additional shares for $51.9 million pursuant to its distribution reinvestment plan.
The Company has acquired, and may continue to acquire, real estate-related debt and equity that has been significantly discounted due to the effects of economic events and high levels of leverage, as well as stabilized properties that may benefit from extensive renovations that may increase their long-term values.  The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions and (ii) multifamily rental properties to which the Company can add value with a capital infusion (“value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	N/A (e)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	N/A (d)	N/A	N/A
RRE Crestwood Holdings, LLC (“Crestwood”)	N/A (c)	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	N/A (d)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	N/A (e)	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	(a)	N/A	Cincinnati, OH

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

RRE Skyview Holdings, LLC ("Skyview")	N/A (e)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Foxwood Holdings, LLC ("Foxwood")	N/A (e)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	N/A (e)	N/A	N/A
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	N/A (e)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	Ivy at Clear Creek (f)	244	Houston, TX
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 3700, LLC ("Champion Farms")	N/A (b) (f)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	N/A (b)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP 6700, LLC ("Hilltop Village")	N/A (b) (d)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	N/A (b) (f)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
PRIP 5060/6310, LLC ("Governor Park")	N/A (b) (d)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Villages at Bonita Glen	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA

N/A - Not Applicable
(a) - Subsidiary holds a portion of the Williamsburg parking lot.
(b) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(c) - Real estate assets sold in 2013.
(d) - Real estate assets sold in 2014.
(e) - Real estate assets sold in 2015.
(f) - Real estate assets included in Assets Held for Sale at December 31, 2015.
All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. For consolidated entities (including VIEs of which the Company is the primary beneficiary), noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net income (loss) includes the noncontrolling interests’ share of income (loss). All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements include the accounts of the Company's majority-owned and/or controlled subsidiaries, which are VIEs, as follows:

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC (1)	70%	Champion Farms	264	Louisville, KY
Glenwood Housing Partners I, LLC	83%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC (2)	42.5%	Conifer Place	420	Norcross, GA
DT Stone Ridge, LLC (3)	83.4%	Stone Ridge	188	Columbia, SC

(1) - On January 29, 2016, the Company sold its interest in Champion Farms to its joint venture partner. (See Note 22)
(2) - On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments. (See Note 22)
(3) - During 2015, the Company increased its ownership in the joint venture from 77.7% to 83.4%. (See Note 7)
The Company's preferred equity investment is a VIE for which the Company has determined it is not the primary beneficiary and therefore, the Company does not consolidate the entity. The Company is not considered the primary beneficiary of the preferred equity investee because it does not possess the unilateral power to direct the key activities of investee that are considered most significant.  Information with respect to the nature of the preferred equity investment, the carrying amount of the investment, and the Company’s maximum exposure to the losses (which equals the carrying amount of the investment plus additional funding commitments) are disclosed in Note 6.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold subsequent to the reporting period, or otherwise qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Company had three rental properties included in assets held for sale as of December 31, 2015 and 2014.
In December 2015, the Company agreed to sell its 70% interest in the joint venture that owns Champion Farms Apartments to its joint venture partner. The sale was completed in January 2016. As such, all assets and liabilities of the consolidated entity have been reclassified to held for sale as of December 31, 2015 in the consolidated balance sheets.
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

Improvements and replacements in excess off $1,000 are capitalized when they extend the useful life of the asset. Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2015, the Company had $89.8 million of deposits at various banks, $74.9 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
As of December 31, 2015, the Company's real estate investments in Texas, Georgia, and California represented approximately 26%, 18%, and 17% of the net book value of its rental property assets, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas, Georgia, and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. There were no impairment losses recorded on long lived assets during the year ended December 31, 2015 and 2014.
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
Preferred Equity Investment
The Company records its preferred equity investments at amortized cost. Investments, carried at amortized cost are evaluated for impairment at each reporting date. When an investment is impaired and that impairment is considered other than temporary, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value.
Dividend income is recognized when earned based on the contractual terms of the preferred equity agreement.
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
DECEMBER 31, 2015

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
Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill as of December 31, 2015 and found no indications of impairment.
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
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $54.2 million and $265,000 for the years ending December 31, 2016 and 2017, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $333,000, $276,000, $165,000, $123,000, $69,000, and $3,000 for the years ending December 31, 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2015 and 2014, there were allowances for uncollectible receivables of $24,100 and $57,300, respectively.
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
The Company may elect to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of December 31, 2015 and 2014, the Company had no TRSs.
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
The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2011 and prior.
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
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
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
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.
In April 2015, FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

	Years Ended
	December 31,
	2015	2014
Non-cash activities:
Assets and liabilities assumed in acquisitions:
Other assets assumed	$—	$3,231
Debt assumed	40,185	158,061
Other liabilities assumed	99	3,204
Noncontrolling interests	—	18,901
Rental properties, net	40,284	176,935

Stock issued from distribution reinvestment plan	28,959	22,898
Stock distributions issued	—	3,333
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	11,167	4,404

Cash paid during the period for:
Interest	$20,752	$12,832
NOTE 4 – RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	December 31,
	2015	2014

Land	$180,533	$122,137
Building and improvements	775,239	666,912
Furniture, fixtures and equipment	28,928	21,495
Construction in progress	2,949	3,005
	987,649	813,549
Less: accumulated depreciation	(71,151)	(38,295)
	$916,498	$775,254
Depreciation expense for the years ended December 31, 2015 and 2014 was $41.9 million and $32.8 million, respectively.
During the three months ended December 31, 2015 and 2014, the Company entered into agreements to sell two and three rental properties, respectively, with respective total net book values of $43.9 million and $36.8 million. The Company confirmed the intent and ability to sell all of the properties in their present condition and all properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to December 31, 2015 and 2014, at which time depreciation ceased. As such, the assets associated with these properties are separately classified and included as assets held for sale on the Company's consolidated balance sheets at December 31, 2015 and 2014. However, the anticipated sale of these properties did not qualify for discontinued operations, and, therefore the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of Conifer Place and Ivy at Clear Creek during the three months ending March 31, 2016 (see Note 22). The Company completed the sales of The Alcove, Cityside Crossing and The Redford during the three months ended March 31, 2015 (see Note 9).
In December 2015, the Company agreed to sell its 70% interest in the joint venture that owns Champion Farms Apartments to its joint venture partner. The sale was completed in January 2016. As such, all assets and liabilities of the consolidated entity have been reclassified to held for sale as of December 31, 2015 in the consolidated balance sheets. Carrying amounts of major classes of assets and liabilities included in held for sale related to Champion Farms at December 31, 2015 were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

Assets:
Rental properties, net	$25,436

Restricted cash	$54
Tenant receivables, net	2
Prepaid expenses and other assets	25
Subtotal - other assets associated with rental properties held for sale	$81

Liabilities:
Mortgage note payable, net	$16,443
Accounts payable	44
Accrued expenses and other liabilities	176
Tenant prepayments	57
Security deposits	43
Subtotal- other liabilities associated with rental properties held for sale	$16,763
Included in the consolidated balance sheet at December 31, 2015 is $7.9 million of noncontrolling interests, of which $5.7 million relate to interests held for sale.

NOTE 5 − LOANS HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes (the "Oberlin Note” and the "Heatherwood Note”) and two performing promissory notes (the "Peterson Note” and the "Trail Ridge Note”), collectively referred to as the “Notes”, each of which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs. The Oberlin Note was resolved in prior years.

On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013. On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date. In May 2015, the Company agreed to accept $583,000 from the borrower and apply $58,000 of escrow balances in full satisfaction of the loan. As such, the Company recorded a provision for loan loss of $130,000 during the year ended December 31, 2015 related to this payoff.

On December 31, 2011, the Peterson Note matured with an unpaid balance of $238,000. Accordingly, the Company and the borrower under this note entered into a forbearance agreement in January 2012 which expired on December 31, 2014. The borrower did not pay the outstanding balance at the expiration of the forbearance period, which caused the borrower under the Peterson Note to be in default of such agreement. This forbearance agreement was considered a troubled debt restructuring. On February 27, 2014, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Peterson Note. On April 6, 2014, the Company sold its interest in the sheriff's deed for the Peterson Apartments for $195,000.

The following table provides the aging of the Company’s loans held for investment (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

	December 31, 2015	December 31, 2014
Current	$757	$1,523

Delinquent:
30−89 days	—	—
90−180 days	—	—
Greater than 180 days	—	—
	$757	$1,523
The following table provides information about the credit quality of the Company’s loans held for investment, net (in thousands):

	December 31,
	2015	2014
Loans:
Performing	$757	$1,523
Nonperforming	—	—
Total	$757	$1,523
The following table presents details of the balance and terms of the loan held for investment at December 31, 2015 (in thousands):

	Unpaid Principal Balance	Unamortized Discount	Deferred (fees) expenses, net	Net book value	Maturity Date	Interest Rate	Average monthly payment
Loan- Trail Ridge	$981	$(231)	$7	$757	10/28/2021	7.5%	$8
The following table presents details of the balance and terms of loans held for investment at December 31, 2014 (in thousands):

	Unpaid Principal Balance	Unamortized (Discount)	Deferred (fees) expenses, net	Net book value
Loan- Trail Ridge	$994	$(261)	$14	$747
Loan- Heatherwood	776	—	—	776
	$1,770	$(261)	$14	$1,523
The Company has individually evaluated the loan for impairment and determined that, as of December 31, 2015, it was impaired.
There were no allowances for credit losses as of both December 31, 2015 and 2014. There were $130,000 and $24,000 of charge-offs for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 − PREFERRED EQUITY INVESTMENT

On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. Presidium AMC Spring Hill Venture, LLC, (“Presidium”), a Texas limited liability company, owns the common equity and acts as the Managing Member of the Investment Vehicle. In October 2015, the Company funded an additional $400,000. The Company is obligated to fund up to an additional $1.1 million in increments of $150,000 as long as no triggering event has occurred.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

The Company is to be paid a dividend equal to 12% of the total amount invested, 7% of which must be paid monthly and the remaining amount accrues and is to be paid when the property cash flow allows for the repayment. The mandatory redemption date for the investment is the earliest of (i) April 2017 or (ii) any earlier date that the mortgage loan secured by Spring Hill Apartments becomes due and payable as a result of the acceleration of the loan maturity date by the lender, or (iii) the date on which a defeasance is effected pursuant to the loan documents.

The Company evaluated the investment and determined that there was no impairment at December 31, 2015.
NOTE 7 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of December 31, 2015, the Company owned 36 properties, including nine of the 12 properties purchased on January 28, 2014 as part of the Paladin Realty Income Properties, Inc. (“Paladin”) portfolio acquisition, discussed below. The Company recognized goodwill on the Paladin transaction as the excess of purchase price over the fair value of the property acquired. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions.
The table below summarizes these acquisitions and the respective fair values assigned, excluding non-wholly owned properties acquired through the Paladin merger (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Purchase Price (1)		Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Villages at Bonita Glen	Chula Vista, CA	6/16/2015	$49,050		$17,208	$32,651	$506	$1,130	$9	$(30,008)	$21,496
Yorba Linda	Yorba Linda, CA	6/1/2015	118,000		39,322	76,124	590	1,964	76	(232)	117,844
Heritage Pointe	Gilbert, AZ	3/19/2015	36,000		8,487	25,867	716	931	—	(152)	35,849
South Lamar Village	Austin, TX	2/26/2015	24,000		5,586	17,493	291	629	—	(12,961)	11,038
Prior years' acquisitions:
Pines of York	Yorktown, VA	1/28/2014	$8,087	(2)	$4,464	$16,340	$400	$715	$416	$(15,447)	$6,888
Calloway at Las Colinas	Irving, TX	9/29/2014	48,500		6,707	39,543	825	1,425	9	(636)	47,873
Sunset Ridge	San Antonio, TX	9/4/2014	35,000		15,425	18,615	514	931	—	(24,737)	10,748
Pinehurst	Kansas City, MO	1/28/2014	3,588	(3)	1,250	8,241	200	290	142	(4,548)	5,575
Pheasant Run	Lee's Summit, MO	1/28/2014	4,277	(3)	800	10,798	300	317	172	(6,559)	5,828
Retreat at Shawnee	Shawnee, KS	1/28/2014	5,369	(3)	3,200	14,550	500	608	186	(14,088)	4,956
Aston at Cinco Ranch	Katy, TX	6/26/2014	32,300		5,831	25,247	307	915	—	(377)	31,923
Perimeter 5550	Atlanta, GA	5/19/2014	22,250		4,002	17,600	194	453	—	(110)	22,139
Perimeter Circle	Atlanta, GA	5/19/2014	29,500		4,723	23,969	219	588	—	(156)	29,343
Chisholm Place	Plano, TX	5/5/2014	15,000		1,981	12,383	198	438	—	(96)	14,904
Evergreen at Coursey	Baton Rouge, LA	1/28/2014	15,499	(4)	3,430	38,041	530	1,080	680	(28,844)	14,917
The Estates at Johns Creek	Alpharetta, GA	3/28/2014	70,500		6,353	62,249	509	1,389	49	(392)	70,157
Meridian Pointe	Burnsville, MN	12/20/2013	33,149		4,134	26,992	1,016	1,008	36	(107)	33,079
Maxwell Townhomes	San Antonio, TX	12/16/2013	22,500		3,830	17,510	491	669	48	(14,363)	8,185

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

Acquisitions
The Company acquired interests in 4 properties during the year ended December 31, 2015. In order to finalize the fair values of the acquired assets and liabilities, third-party appraisals were obtained for all of the properties acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of December 31, 2015.
The supplemental pro forma financial information set forth below is based upon historical financial statements giving effect to the Yorba Linda acquisition as of the beginning of the period presented (in thousands):

For the Year Ended
December 31, 2014
(unaudited)
Revenues	108,005
Net loss attributable to common stockholders	(50,043)
Basic and diluted loss per share	$(0.74)
Paladin Acquisition -2014
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
DECEMBER 31, 2015

Associates, LLC for $456,000. The sale price approximated the fair value, therefore no gain or loss was recognized on the transaction.
The allocation of the purchase price for the interests in the 11 Paladin joint ventures, which was completed during the year ended December 31, 2014, is included below (in thousands):

Multifamily Community Name	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Assets	Liabilities	Non-controlling Interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	$3,168	$23,464	$579	$27,211	$575	$(17,015)	$(3,231)	$7,540	$171	$7,711
Fieldstone	1,420	18,472	648	20,540	661	(16,462)	(806)	3,933	130	4,063
Pinehurst	1,250	8,241	290	9,781	332	(4,548)	(139)	5,426	72	5,498
Pheasant Run	800	10,798	317	11,915	472	(6,559)	(146)	5,682	76	5,758
Retreat at Shawnee	3,200	14,550	608	18,358	686	(14,088)	(124)	4,832	117	4,949
Hilltop Village	800	4,289	195	5,284	267	(4,612)	(479)	460	33	493
Conifer Place	5,040	28,712	1,007	34,759	749	(28,776)	(3,869)	2,863	219	3,082
Stone Ridge	1,300	4,612	326	6,238	985	(178)	(2,218)	4,827	42	4,869
Evergreen at Coursey Place	3,430	38,041	1,080	42,551	1,210	(28,844)	(7,200)	7,717	268	7,985
Pines of York	4,464	16,340	715	21,519	816	(15,446)	(689)	6,200	136	6,336
	$24,872	$167,519	$5,765	$198,156	$6,753	$(136,528)	$(18,901)	$49,480	$1,264	$50,744
Governor Park (sold March 6, 2014)										456
Total purchase price										$51,200
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

In the years ended December 31, 2015 and 2014, the Company contributed $356,000 and $1.1 million, respectively, to the joint venture partnership that owns Stone Ridge. The joint venture partner did not contribute its pro-rata share, which resulted in a reduction of its partnership interest. As a result, the Company obtained an additional 5.7% and 9.2%, respectively, interest in the joint venture, increasing its ownership interest to 83.4% at December 31, 2015.

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

The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the year ended December 31, 2015 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
South Lamar Village	$2,086	$(1,580)	$(692)
Heritage Pointe	3,019	(2,173)	(1,005)
Yorba Linda	4,584	(3,405)	(2,761)
Villages at Bonita Glen	2,431	(2,144)	(1,353)
	$12,120	$(9,302)	$(5,811)

The table below summarizes the total revenues, net losses, and acquisition costs of the Company's acquisitions during the year ended December 31, 2014 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
South Lamar Village (1)	$—	$—	$(66)
Calloway at Las Colinas	1,445	(1,234)	(1,290)
Sunset Ridge	1,214	(1,216)	(968)
Aston at Cinco Ranch	1,718	(1,144)	(832)
Perimeter 5550	1,172	(1,024)	(606)
Perimeter Circle	1,501	(1,272)	(748)
Chisholm Place	1,196	(1,042)	(494)
The Estates at Johns Creek	4,828	(3,287)	(1,720)
Paladin Properties	22,645	(10,190)	(3,109)
	$35,719	$(20,409)	$(9,833)

(1)	Acquisition that was completed during the first quarter of fiscal 2015.

NOTE 8 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. For the Estates at Johns Creek acquisition,

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended June 30, 2014. For the Paladin acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended December 31, 2014.
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
NOTE 9 – DISPOSITION OF PROPERTIES
The following table presents details of our disposition activity during the years ended December 31, 2015 and 2014 (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

Multifamily Community	Location	Sales Date	Contract Sales price	Gain (Loss) on Sale	2015 Net Income Attributable to Properties Sold
2015 Dispositions
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784	$3,819
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303	15,652
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028	10,290
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386	4,027
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490	2,202
			$87,684	$36,041	$36,040

2014 Dispositions:					2014 Net Income (Loss) Attributable to Properties Sold
Governor Park	San Diego, California	March 6, 2014	$456	$—	$—
Campus Club	Tampa, Florida	June 16, 2014	10,500	2,602	2,723
Hilltop Village (1)	Kansas City, Missouri	July 1, 2014	—	(493)	(707)
Arcadia at Westheimer	Houston, Texas	September 19, 2014	18,100	8,375	8,327
			$29,056	$10,484	$10,343

(1)    Included in the net loss for 2014 was a $112,000 loss attributable to a noncontrolling interest.

NOTE 10 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, consist of rental and antennae leases. The value of the acquired in-place leases totaled $374,000 and $2.1 million as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $28.4 million and $26.5 million, respectively.  The weighted-average remaining life of the rental leases is 1 month and 5 months as of December 31, 2015 and 2014, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the years ended December 31, 2015 and 2014 was $6.4 million and $15.0 million, respectively.
Expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter, is as follows (in thousands):

2016	$229
2017	16
2018	16
2019	16
2020	16
Thereafter	81
$374

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

NOTE 11 – GOODWILL

The table below presents a rollforward of the activity in goodwill for the years ended December 31, 2015 and 2014 (in thousands):

Balance, January 1, 2014	$—
Acquisition of Paladin joint venture interests	6,412
Measurement period adjustments	(5,148)
Disposition of Hilltop	(33)
Balance, December 31, 2014	$1,231
Activity - 2015	—
Balance, December 31, 2015	$1,231

NOTE 12 – MORTGAGE NOTES PAYABLE

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

The following is a summary of the mortgage notes payable (in thousands, except percentages):

		Premium (Discount)	Carrying Value	Carrying Value
	Outstanding borrowings
Collateral	December 31, 2015			December 31, 2014	Maturity Date	Margin	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	$15,573	$—	$15,573	$15,900	1/1/2022	2.29%	2.72%	(1)(5)	$65
Cannery Lofts	8,148	—	8,148	8,190	9/1/2020	3.30%	3.73%	(1)(5)	40
Deerfield	10,517	—	10,517	10,530	11/1/2020	—	4.66%	(2)(5)	54
Ivy at Clear Creek	8,431	—	8,431	8,574	11/1/2023	2.41%	2.84%	(1)(4)	31
Trailpoint at the Woodlands	19,013	—	19,013	19,335	11/1/2023	2.41%	2.84%	(1)(4)	69
Verona Apartment Homes	22,402	—	22,402	22,843	1/1/2019	—	3.60%	(2)(5)	106
Skyview Apartment Homes	18,089	—	18,089	18,446	1/1/2019	—	3.60%	(2)(5)	85
The Nesbit Palisades	20,298	—	20,298	20,298	7/1/2024	1.95%	2.38%	(1)(3)	58
Maxwell Townhomes	13,850	—	13,850	14,089	1/1/2022	—	4.32%	(2)(5)	71
Champion Farms (6)	—	—	—	16,634	7/1/2016	—	6.14%	(2)(3)	85
Fieldstone	15,332	—	15,332	15,804	6/26/2016	2.40%	2.83%	(1)(4)	76
Pinehurst	4,111	—	4,111	4,239	1/1/2017	—	5.58%	(2)(5)	23
Pheasant Run	6,250	100	6,350	6,407	10/1/2017	—	5.95%	(2)(3)	31
Retreat of Shawnee	13,090	164	13,254	13,522	2/1/2018	—	5.58%	(2)(5)	78
Conifer Crossing	27,074	—	27,074	27,762	9/1/2016	2.50%	2.93%	(1)(5)	122
Evergreen at Coursey Place	27,548	123	27,671	28,117	8/1/2021	—	5.07%	(2)(5)	154
Pines of York	15,267	(363)	14,904	15,097	12/1/2021	—	4.46%	(2)(5)	80
Estates at Johns Creek	50,000	—	50,000	50,000	7/1/2020	—	3.38%	(2)(3)	211
Chisholm Place	11,587	—	11,587	11,587	6/1/2024	2.39%	2.82%	(1)(3)	39
Perimeter Circle	17,657	—	17,657	18,007	7/1/2019	—	3.42%	(2)(5)	81
Perimeter 5550	13,935	—	13,935	14,211	7/1/2019	—	3.42%	(2)(5)	64
Aston at Cinco Ranch	23,772	—	23,772	24,162	10/1/2021	—	4.34%	(2)(5)	120
Sunset Ridge 1	20,121	329	20,450	20,930	11/1/2020	—	4.58%	(2)(5)	113
Sunset Ridge 2	3,002	45	3,047	3,109	11/1/2020	—	4.54%	(2)(5)	16
Calloway at Las Colinas	35,740	—	35,740	36,375	12/1/2021	—	3.87%	(2)(5)	171
South Lamar Village	12,682	—	12,682	—	8/1/2019	—	3.64%	(2)(5)	59
Heritage Pointe	26,280	—	26,280	—	4/1/2025	1.88%	2.31%	(1)(3)	87
Yorba Linda	67,500	—	67,500	—	6/1/2020	1.75%	2.18%	(1)(3)	154
Villages at Bonita Glen	27,265	2,276	29,541	—	10/1/2023	—	5.33%	(2)(5)	152
Stone Ridge	5,350	—	5,350	—	12/1/2022	1.86%	2.29%	(1)(5)	21
	$559,884	$2,674	$562,558	$444,168

(1)	Variable rate based on one-month LIBOR of 0.4295% (as of December 31, 2015).

(2)	Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

(6)	Included in other liabilities associated with rental properties held for sale at December 31, 2015. (See Note 4)
Loans assumed as part of the Villages at Bonita Glen, South Lamar Village, Paladin, Sunset Ridge and Maxwell acquisitions were recorded at fair value. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the year ended December 31, 2015 and 2014, interest expense was reduced by $779,000 and $598,000 for the amortization of the premium or discount.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of December 31, 2015 and 2014, the Company had $10.0 million and $6.9 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2016	$48,993
2017	17,878
2018	21,225
2019	87,059
2020	156,042
Thereafter	228,687
$559,884
     The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to The Estates at Johns Creek by July 1, 2018, of which $6.6 million were completed at December 31, 2015.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants at December 31, 2015. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and for periods thereafter.
For the Fieldstone mortgage the property must maintain a certain level of debt service coverage. The Company was in compliance with all debt covenants for the Fieldstone mortgage at December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

NOTE 13 – CREDIT FACILITIES
The following is a summary of the credit facilities (in thousands, except percentages):

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2015		December 31, 2014	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	December 31, 2015	December 31, 2014
Bank of America	$21,894	$5,732	$10,086	5/23/2017	LIBOR plus 3%	3.43%	3.26%	3.11%
US Bank	23,000	—	23,000	12/27/2017	LIBOR plus 1.95%	2.38%	2.19%	2.17%
PNC Bank	12,500	—	12,500	12/20/2018	LIBOR plus 2%	2.43%	2.22%	2.19%
	$57,394	$5,732	$45,586

(1)	Variable rate based on one-month LIBOR of 0.4295% (as of December 31, 2015).
On December 2, 2011, the Company, through the Operating Partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013 the Company amended the Bank of America Credit Facility to increase the amount it may borrow from $25 million to $50 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by certain of the Company's properties with an aggregate value (lower of acquisition cost or appraised value) of $55.5 million and are guaranteed by the Company. The Company is able to draw up to 50% of the aggregate value of the properties securing the facility.  The Company paid certain closing costs in connection with the Bank of America Credit Facility, including loan fees totaling $413,305.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed.  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2015 and 2014, the Company had weighted average borrowings of $13.8 million and $9.0 million under the Bank of America Credit Facility.
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
The Company was in compliance with all such covenants at December 31, 2015.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Jefferson Point Credit Facility") with PNC Bank, National Association.  Draws under the Jefferson Point Credit Facility are secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Company paid certain closing costs in connection with the Jefferson Point Credit Facility, including loan fees totaling $75,000.
The Jefferson Point Credit Facility includes both a debt service coverage covenant and a tangible net worth covenant. In November 2014 and March 2016, the Company amended the Jefferson Point Credit Facility. In accordance with the amendment,

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

the debt service coverage covenant is only required to be complied with as of September 30, 2016 and periods thereafter. The Company was in compliance with all covenants at December 31, 2015.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a secured revolving credit facility, ("Brentdale Credit Facility") with U.S. Bank National Association for $29.7 million.  Draws under the Brentdale Credit Facility are secured by the assets of Westside Apartments. The Company provided a $6.5 million repayment guarantee. The Brentdale Credit Facility matures on December 27, 2017, and may be extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Brentdale Credit Facility. The Company paid certain closing costs in connection with the Brentdale Credit Facility, including loan fees totaling $222,000.
The Brentdale Credit Facility includes both a net worth, liquidity and leverage covenant and a property debt service coverage covenant. In June 2015, the Company amended the Brentdale Credit Facility to amend the property debt service coverage ratio. The Company was in compliance with the requirements at December 31, 2015.
Annual principal payments on the revolving credit facilities for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2016	$—
2017	45,053
2018	12,341
2019	—
2020	—
Thereafter	—
$57,394
NOTE 14 – DEFERRED FINANCING COSTS
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the years ended December 31, 2015 and 2014, $1.8 million and $1.4 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of December 31, 2015 and 2014 was approximately $3.2 million and $1.5 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter are as follows (in thousands):

2016	$1,772
2017	1,531
2018	1,198
2019	937
2020	647
Thereafter	830
$6,915

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 (dollars in thousands):

Net unrealized gain (loss) on derivatives
January 1, 2014	$20
Unrealized loss on designated derivative	(286)
December 31, 2014	$(266)
Unrealized loss on designated derivative	(174)
December 31, 2015	$(440)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

NOTE 16 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pool on its books. The insurance pool covers losses up to $2.5 million for property losses and the first $25,000 of each general liability loss up to an annual maximum of $1.0 million. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
Relationship with the Manager
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
DECEMBER 31, 2015

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
Information technology fees and Operating Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared information technology fees and operating expenses on behalf of the Company.
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
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	As of December 31,
	2015	2014
Receivables from related parties:
RAI and affiliates	$1,421	$1,148

Payables to related parties:
Advisor:
Operating expense reimbursements	$286	$327

Resource Real Estate Opportunity Manager, LLC:
Property management fees	440	436
Operating expense reimbursements	459	743

Other	—	124
	$1,185	$1,630

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

	Years Ended
	December 31,
	2015	2014
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$5,179	$8,591
Asset management fees (2)	$10,240	$7,262
Disposition fees (3)	$1,140	$422
Debt financing fees (4)	$697	$1,623
Overhead allocation (5)	$3,733	$2,227
Internal audit fees (5)	$41	$—

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$4,748	$3,661
Construction management fees (6)	$1,895	$1,685
Information technology fees (5)	$365	$306
Operating expense reimbursements (7)	$278	$276
Debt servicing fees (2)	$33	$8

Other:
Ledgewood	$169	$143
Graphic Images	$59	$37

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
(7)    Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.

NOTE 17 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2015 and 2014, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2015, the Company had issued an aggregate of 72,333,652 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	6,436,698	62,893
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	72,333,652	$697,707
Shares redeemed	(716,535)
Total shares outstanding as of December 31, 2015	71,617,117

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

(1)    Includes 276,056 shares held by the Advisor.
Convertible Stock
As of December 31, 2015 and 2014, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
Redemption of Securities
During the year ended December 31, 2015, the Company redeemed 501,699 shares of its outstanding common stock. All redemption requests tendered were honored during the year ended December 31, 2015. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
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
Distributions
For the year ended December 31, 2015, the Company paid aggregate distributions of $42.2 million, including $13.3 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 29, 2015	$0.05	January 30, 2015	$2,391	$1,070	$3,461
February 26, 2015	0.05	February 27, 2015	2,392	1,081	3,473
March 30, 2015	0.05	March 31, 2015	2,400	1,080	3,480
April 29, 2015	0.05	April 30, 2015	2,408	1,084	3,492
May 28, 2015	0.05	May 29, 2015	2,418	1,088	3,506
June 29, 2015	0.05	June 30, 2015	2,423	1,093	3,516
July 30, 2015	0.05	July 31, 2015	2,424	1,103	3,527
August 28, 2015	0.05	August 31, 2015	2,416	1,119	3,535
September 29, 2015	0.05	September 30, 2015	2,417	1,124	3,541
October 29, 2015	0.05	October 30, 2015	2,418	1,134	3,552
November 27, 2015	0.05	November 30, 2015	2,427	1,137	3,564
December 30, 2015	0.05	December 31, 2015	2,425	1,144	3,569
	$0.60		$28,959	$13,257	$42,216

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

Since its formation, the Company has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company increased its accumulated deficit by $21.3 million as of December 31, 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Interest rate caps	$—	$32	$—	$32
	$—	$32	$—	$32

December 31, 2014
Assets:
Interest rate caps	$—	$114	$—	$114
	$—	$114	$—	$114
The carrying and fair values of the Company’s loans held for investment, net, preferred equity investment, mortgage note payable and revolving credit facilities, each of which were not carried at fair value on the consolidated balance sheets at December 31, 2015 and 2014, were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans held for investment and preferred equity investment, net	$4,643	$5,059	$4,985	$4,985

Mortgage notes payable (1)	$(562,558)	$(538,986)	$(444,168)	$(450,269)

Mortgage notes payable- included in other liabilities associated with rental properties held for sale	$(16,443)	$(16,597)	$—	$—

Credit facilities	$(57,394)	$(57,394)	$(45,586)	$(45,586)

(1)	Mortgage notes payable excludes Champion Farms, due to the fact the investment was held for sale at 12.31.15.
The fair value of the loans held for investment and preferred equity investment, net was estimated using rates available to the Company for debt with similar terms and remaining maturities. The fair value of the preferred equity investment at December 31, 2014 was the same as its carrying value due to its recent acquisition.
The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities.
The fair values of the three credit facilities equal the carrying amounts because the interest rate of each of the credit facilities is variable, which is commensurate with market rates for similar debt.

NOTE 19 – DERIVATIVES AND HEDGING ACTIVITIES

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
DECEMBER 31, 2015

As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also service to protect the lender.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into two and three interest rate caps that were designated as cash flow hedges during the years ended December 31, 2015 and 2014, respectively. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years end December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2015 and 2014, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2016, the Company estimates that $52,637 will be reclassified as an increase to interest expense.

As of December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	7	$107,363	January 1, 2018 to April 1, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2015 and 2014 (dollars in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate cap (1)	$32	Interest rate cap	$114	—	$—	—	$—
(1)     Interest rate caps are included on the consolidated balance sheet in prepaid expenses and other assets.
NOTE 20 – OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2015 were in compliance with the charter imposed limitation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2015

NOTE 21 – GAIN ON INSURANCE CLAIMS
One of the Paladin properties, Stone Ridge, had a large fire in 2013 which damaged 13 units. In 2015 and 2014, the Company received $247,000 and $369,000, respectively, of proceeds from the insurance company, net of expenses due to the prior owners.
In 2015, the Company received $160,000 in proceeds from an insurer for a fire that occurred at the Chisholm Place Apartments in 2014.
In 2014, the Company received $56,000 in proceeds from an insurer for a fire that occurred at the Mosaic Apartments in 2013.
NOTE 22 – SUBSEQUENT EVENTS
On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, located in Norcross, Georgia, for $42.5 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2016.
On January 29, 2016, the Company sold its interest in the joint venture that owns Champion Farms in Louisville, Kentucky for $7.6 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2016.
On February 17, 2016, the Company sold Ivy at Clear Creek, in Houston, Texas for $19.4 million. The Company expects to recognize a gain on the sale during the quarter ending March 31, 2016.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$15,573	$11,076	$4,283	$15,359	$(3,100)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA
Residential	8,148	8,273	1,303	9,576	(1,602)	1838	5/13/2011	3 - 27.5 years
Dayton, OH
Residential	—	39,341	11,662	51,003	(10,098)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH
Residential	—	1,961	4,089	6,050	(1,189)	1974	12/6/2012	3 - 27.5 years
Oklahoma City, OK
Residential	10,517	9,620	4,861	14,481	(1,873)	1993	1/22/2013	3 - 27.5 years
Hermantown, MN
Residential	8,431	11,080	2,820	13,900	(1,874)	1979	3/28/2013	3 - 27.5 years
Houston, TX
Residential (3)	—	8,064	3,398	11,462	(1,395)	1986	4/18/2013	3 - 27.5 years
Hoover, AL
Residential	19,013	26,496	3,917	30,413	(3,306)	1981	6/24/2013	3 - 27.5 years
Houston, TX
Residential (3)	—	9,494	3,629	13,123	(1,521)	1969	6/27/2013	3 - 27.5 years
Winter Park, FL
Residential	23,000	31,001	4,373	35,374	(3,385)	1984	7/25/2013	3 - 27.5 years
Plano, TX
Residential	12,500	17,583	2,293	19,876	(1,912)	1985	9/9/2013	3 - 27.5 years
Newport News, VA
Residential	22,402	29,509	3,043	32,552	(2,214)	1985	9/30/2013	3 - 27.5 years
Littleton, CO
Residential	18,089	23,321	3,276	26,597	(2,520)	1985	9/30/2013	3 - 27.5 years
Westminster, CO
Residential	20,298	24,192	4,837	29,029	(2,273)	1985	10/25/2013	3 - 27.5 years
Alpharetta, GA

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	13,850	21,831	5,510	27,341	(2,607)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX
Residential (3)	—	32,142	3,116	35,258	(2,570)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN
Residential(1)	16,442	26,632	672	27,304	(1,868)	1998	1/28/2014	3 - 27.5 years
Louisville, KY
Residential(1)	15,332	19,892	808	20,700	(1,579)	1928	1/28/2014	3 - 27.5 years
Woodlawn, OH
Residential(1)	27,074	33,752	606	34,358	(2,469)	1981	1/28/2014	3 - 27.5 years
Norcross, GA
Residential(1)	5,350	5,912	2,530	8,442	(925)	1974	1/28/2014	3 - 27.5 years
Columbia, SC
Residential	50,000	69,111	6,122	75,233	(4,936)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA
Residential	27,671	42,001	437	42,438	(3,385)	2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA
Residential	11,587	14,562	422	14,984	(1,000)	1981	5/5/2014	3 - 27.5 years
Plano, TX
Residential	17,657	28,911	1,628	30,539	(1,732)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	13,935	21,796	1,774	23,570	(1,304)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	23,772	31,385	2,721	34,106	(1,849)	2000	6/26/2014	3 - 27.5 years
Katy, TX
Residential	13,254	18,250	1,073	19,323	(1,704)	1984	7/1/2014	3 - 27.5 years
Shawnee, KS

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2015 (dollars in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E		Column F		Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period		Accumulated Depreciation		Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	6,350	11,898	480	12,378		(1,129)		1985	7/1/2014	3 - 27.5 years
Lee's Summit, MO
Residential	4,111	9,691	680	10,371		(955)		1983	7/1/2014	3 - 27.5 years
Kansas City, MO
Residential	23,497	34,554	3,698	38,252		(1,423)		1949	9/4/2014	3 - 27.5 years
San Antonio, TX
Residential	35,740	47,075	3,424	50,499		(2,205)		1984	9/29/2014	3 - 27.5 years
Irving, TX
Residential	14,904	21,204	260	21,464		(1,514)		1974	11/25/2014	3 - 27.5 years
Yorktown, VA
Residential	12,682	23,370	1,856	25,226		(684)		1981	2/26/2015	3 - 27.5 years
Austin, TX
Residential	26,280	35,070	1,407	36,477		(849)		1986	3/19/2015	3 - 27.5 years
Gilbert, AZ
Residential	67,500	116,036	(113)	115,923		(1,779)		1986	6/1/2015	3 - 27.5 years
Orange County, CA
Residential	29,541	50,365	(135)	50,230		(635)		1988	6/16/2015	3 - 27.5 years
Chula Vista, CA
	$614,500	$966,451	$96,760	$1,063,211	(2)	$(77,363)	(2)

(1)    Acquired an interest in the property on 1/28/2014 with the Paladin merger.
(2)    Includes properties held for sale at 12/31/2015.
(3)    Rental property held as collateral for the Company's secured revolving credit facility.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)
(Continued)

	Years Ended
	December 31,
	2015	2014
Balance, beginning of the period	$857,151	$406,149
Additions during period:
Acquisitions	224,841	436,626
Improvements, etc.	43,018	37,384
Dispositions during the period	(61,799)	(23,008)
Balance, at close of period	$1,063,211	$857,151

Accumulated depreciation:
Balance, beginning of period	$(45,133)	$(15,776)
Sales	9,031	2,962
Disposals	652	478
Depreciation	(41,913)	(32,797)
Balance, end of period	$(77,363)	$(45,133)
`

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2015
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$1,058	$757	$—
					$1,058	$757	$—

Year Ended
December 31, 2015
Balance, beginning of the period	$1,523
Interest accretion	23
Principal reductions	(659)
Impairments	(130)
Balance, end of the period	$757