Form 10-Q
period 2016-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2016-05-16
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2016, there were 72,127,395 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$911,546	$916,498
Other investments	5,057	4,643
Identified intangible assets, net	158	374
Assets held for sale - rental properties, net	—	69,350
Total investments	916,761	990,865

Cash	80,314	78,442
Restricted cash	6,480	9,987
Due from related parties	260	1,421
Tenant receivables, net	86	211
Deposits	192	230
Prepaid expenses and other assets	2,799	2,227
Goodwill	841	1,231
Other assets associated with rental properties held for sale	—	81
Total assets	$1,007,733	$1,084,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$554,798	$591,545
Credit facility	11,394	21,894
Accounts payable	2,966	1,583
Accrued expenses and other liabilities	6,688	7,932
Accrued real estate taxes	4,406	6,856
Due to related parties	1,325	1,185
Tenant prepayments	1,083	1,212
Security deposits	2,581	2,626
Other liabilities associated with rental properties held for sale	—	16,763
Total liabilities	585,241	651,596

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 73,013,756 and 72,333,652 shares issued, respectively; and 71,951,878 and 71,617,117 shares outstanding, respectively)	720	716
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	641,930	638,335
Accumulated other comprehensive loss	(384)	(440)
Accumulated deficit	(221,913)	(213,366)
Total stockholders’ equity	420,354	425,246
Noncontrolling interests	2,138	7,853
Total equity	422,492	433,099
Total liabilities and equity	$1,007,733	$1,084,695

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$30,391	$27,571
Interest and dividend income	165	163
Total revenues	30,556	27,734

Expenses:
Rental operating - expenses	7,609	7,935
Rental operating - payroll	3,857	4,207
Rental operating - real estate taxes	3,626	3,018
Subtotal - Rental operating expenses	15,092	15,160
Acquisition costs	—	1,701
Management fees	4,055	3,461
General and administrative	3,515	3,522
Loss on disposal of assets	142	1,109
Depreciation and amortization expense	11,394	10,297
Total expenses	34,198	35,250
Loss before other income (expense)	(3,642)	(7,516)

Other income (expense):
Net gains on dispositions of properties and joint venture interest	17,755	29,175
Interest expense	(5,773)	(4,867)
Insurance proceeds in excess of cost basis	140	247
Total other income (expense)	12,122	24,555

Net income	8,480	17,039
Net income attributable to noncontrolling interests	(6,281)	(11)
Net income attributable to stockholders	$2,199	$17,028

Net income	$8,480	$17,039
Other comprehensive income (loss):
Reclassification adjustment for realized loss on derivative due to sale	72	—
Designated derivatives, fair value adjustments	(16)	(84)
Comprehensive income	8,536	16,955
Comprehensive income attributable to noncontrolling interests	(6,281)	(11)
Total comprehensive income attributable to stockholders	$2,255	$16,944

Weighted average common shares outstanding	$71,719	$69,485
Basic and diluted income per common share:
Net income per share	$0.03	$0.25

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	71,617	$716	50	$1	$638,335	$(440)	$(213,366)	$425,246	$7,853	$433,099
Common stock issued through distribution reinvestment plan	680	7	—	—	7,249	—	—	7,256	—	7,256
Distributions on common stock	—	—	—	—	—	—	(10,746)	(10,746)	—	(10,746)
Share redemptions	(345)	(3)	—	—	(3,654)	—	—	(3,657)	—	(3,657)
Other comprehensive income	—	—	—	—	—	56	—	56	—	56
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(2,876)	(2,876)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Net income	—	—	—	—	—	—	2,199	2,199	6,281	8,480
Balance at March 31, 2016	71,952	$720	50	$1	$641,930	$(384)	$(221,913)	$420,354	$2,138	$422,492

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$8,480	$17,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	142	1,109
Net gains on dispositions of properties and joint venture interests	(17,755)	(29,175)
Depreciation and amortization	11,394	10,297
Amortization of deferred financing costs	567	413
Amortization of fair value adjustment of debt	(120)	(190)
Realized loss on change in fair value of interest rate cap	72	—
Accretion of discount and direct loan fees and costs	(11)	(13)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	3,023	626
Tenant receivables, net	59	252
Deposits	6	(753)
Prepaid expenses and other assets	459	1,034
Due to/from related parties, net	1,301	538
Accounts payable and accrued expenses	(2,730)	(3,279)
Tenant prepayments	(97)	(149)
Security deposits	94	56
Net cash provided by (used in) operating activities	4,884	(2,195)
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	32,526	41,911
Property acquisitions	—	(46,715)
Preferred equity acquisition	(408)	—
Capital expenditures	(6,665)	(7,709)
Principal payments received on loans held for investment	5	9
Net cash provided by (used in) investing activities	25,458	(12,504)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Three Months Ended
	March 31,
	2016	2015
Cash flows from financing activities:
Redemptions of common stock	$(3,657)	$(1,487)
Payment of deferred financing costs	—	(403)
Increase in borrowings on mortgages	—	26,280
Principal payments on borrowings on mortgages	(1,703)	(1,446)
Payments on line of credit	(10,500)	(10,086)
Distributions paid on common stock	(3,490)	(3,231)
Contributions of noncontrolling interests	—	69
Purchase of interest rate caps	—	(92)
Distributions to noncontrolling interests	(9,120)	—
Net cash (used in) provided by financing activities	(28,470)	9,604
Net increase (decrease) in cash	1,872	(5,095)
Cash at beginning of period	78,442	140,129
Cash at end of period	$80,314	$135,034

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2015 and 2014, the Company issued 5.3 million additional shares for $51.9 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2016, the Company additionally issued 680,104 shares for $7.3 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Nob Hill Holdings, LLC ("Nob Hill")	Affinity at Winter Park	192	Winter Park, FL
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 10637, LLC ("Fieldstone")	N/A (b)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Spring Hill Holdings, LLC ("Spring Hill")	N/A	N/A	N/A
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Villages at Bonita Glen	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA
		9,127
Entities related to sold properties:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(c)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(d)	N/A	Houston, TX
PRIP 5060/6310, LLC ("Governor Park")	(b)(c)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(c)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)	N/A	N/A

N/A - Not Applicable
(a) - Subsidiary holds a portion of the Williamsburg parking lot
(b) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
(c) - Sold prior to 2016
(d) - Sold in 2016

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

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC (1)	70.0%	Champion Farms	N/A	Louisville, KY
Glenwood Housing Partners I, LLC	83.0%	Fieldstone	266	Woodlawn, OH
FPA/PRIP Conifer, LLC (2)	42.5%	Conifer Place	N/A	Norcross, GA
DT Stone Ridge, LLC	83.4%	Stone Ridge	188	Columbia, SC

(1)    On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture. (See Note 6)
(2)    On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, which resulted in the deconsolidation of the entity as of January 27, 2016. (See Note 6)

The Company's preferred equity investment is a VIE for which the Company has determined it is not the primary beneficiary; therefore, the Company does not consolidate the entity. The Company is not considered the primary beneficiary of the preferred equity investee because it does not possess the unilateral power to direct the key activities of investee that are considered most significant.  Information with respect to the nature of the preferred equity investment, the carrying amount of the investment, and the Company’s maximum exposure to the losses (which equals the carrying amount of the investment plus additional funding commitments) are disclosed in Note 5.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which have been sold subsequent to the balance sheet date, or otherwise qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2015, the Company had three rental properties included in assets held for sale. At March 31, 2016, there were no rental properties included in assets held for sale.
Rental Properties
The Company records acquired rental properties at fair value on their respective acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the rental properties using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	3.0 to 27.5 years
Tenant improvements	Shorter of lease term or expected useful life

Improvements and replacements in excess of $1,000 are capitalized when they extend the useful life of the asset. Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, earns a construction management fee of 5% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three months ended March 31, 2016 and 2015.
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
MARCH 31, 2016
(unaudited)

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
Preferred Equity Investment
The Company records its preferred equity investments at amortized cost. Investments carried at amortized cost are evaluated for impairment at each reporting date. When an investment is impaired and that impairment is considered other than temporary, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to its estimated fair value.
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
MARCH 31, 2016
(unaudited)

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
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $53.3 million and $434,000 for the 12 month periods ending March 31, 2017 and 2018, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $366,000, $286,000, $190,000, $124,000, $41,000, and $0 for the 12 month periods ending March 31, 2017, 2018, 2019, 2020, 2021, and thereafter, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At March 31, 2016 and December 31, 2015, there were allowances for uncollectible receivables of $4,189 and $24,100, respectively.
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
MARCH 31, 2016
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of March 31, 2016 and December 31, 2015, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 12) are included in the diluted earnings per share calculations because the necessary conditions for conversion as of March 31, 2016 (were such date to represent the end of the contingency period) have not been satisfied.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income.
In accordance with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Company has reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable. In addition, deferred finance costs related to the Company's credit facility were reclassified to prepaid and other assets (See note 9).
Adoption of New Accounting Standards
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. On January 1, 2016, the Company adopted ASU No. 2015-01 and the adoption had no impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. On January 1, 2016, the Company adopted ASU 2015-02 and the adoption did not have a significant impact on the Company's consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

In April 2015, FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective and was adopted by the Company on January 1, 2016. The Company has reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In August 2015, FASB issued ASU 2015-15, "Interest - Imputation of Interest", which clarifies that debt issuance costs associated with line of credit arrangements may continue to be accounted for as assets and not as a direct deduction from the carrying amount of the debt liabilities. This guidance was effective and was adopted by the Company on January 1, 2016. Deferred finance costs related to the Company's credit facility were reclassified to prepaid and other assets (See note 9).
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective and adopted by the Company on January 1, 2016 and the adoption had no impact on its consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
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
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU 2016-02 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$7,256	$7,183
Cash distributions on common stock declared but not yet paid	—	10,516
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	—	229

Non-cash activity related to sales:
Deconsolidation of mortgage note payable	16,443	—
Deconsolidation of rental properties, net	19,319	—
Noncontrolling interest of deconsolidated subsidiary	2,876	—
Mortgage notes payable settled through sale of property	35,422	—
Sale of property used to settle mortgage notes payable	35,422	—

Assets and liabilities assumed in acquisitions:
Debt assumed	—	12,862
Other liabilities assumed	—	99
Rental properties, net	—	12,961

Cash paid during the period for:
Interest	$5,342	$4,573

NOTE 4 - RENTAL PROPERTIES, NET
The Company’s investments in rental properties consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$180,533	$180,533
Building and improvements	778,441	775,239
Furniture, fixtures and equipment	30,337	28,928
Construction in progress	4,316	2,949
	993,627	987,649
Less: accumulated depreciation	(82,081)	(71,151)
	$911,546	$916,498
Depreciation expense for the three months ended March 31, 2016 and 2015 was $11.2 million and $8.8 million, respectively.
During the three months ended December 31, 2015, the Company entered into agreements to sell two rental properties, Conifer Place and Ivy at Clear Creek , with a total net book value of $43.9 million. The Company confirmed the intent and ability to sell both properties in their present condition and both properties qualified for held for sale accounting treatment upon meeting all applicable criteria prior to December 31, 2015, at which time depreciation ceased. As such, the assets associated with these properties were separately classified and included as assets held for sale on the Company's consolidated balance sheet at December 31, 2015. However, the sale of these properties did not qualify for discontinued operations, and, therefore, the operations

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of Conifer Place and Ivy at Clear Creek during the three months ended March 31, 2016 (see Note 6).
In December 2015, the Company agreed to sell its 70% interest in the joint venture that owns Champion Farms Apartments to its joint venture partner. The sale was completed in January 2016. As such, all assets and liabilities of the consolidated entity have been reclassified to held for sale as of December 31, 2015 in the consolidated balance sheet. In January 2016, the Company deconsolidated the entity (see Note 6).
Loss on disposal of assets. During the three months ended March 31, 2016 and 2015, the Company recorded losses of $142,000 and $1.1 million, respectively, due to the replacement of appliances at its rental properties in conjunction with unit upgrades.
NOTE 5 - OTHER INVESTMENTS
The following table presents the components of Other Investments (in thousands):

	March 31, 2016	December 31, 2015
Loan held for investment, net	$761	$757
Preferred equity investment, net	4,296	3,886
	$5,057	$4,643
Preferred equity investment:
On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. An unaffiliated limited liability company, Presidium AMC Spring Hill Venture, LLC, ("Presidium"), a Texas limited liability company, owns the common equity and acts as the managing member of the Investment Vehicle. In October 2015 and March 2016, the Company funded an additional $800,000 in total. The Company is obligated to fund up to an additional $700,000 in increments of $150,000 upon request as long as no triggering event has occurred.
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
Loan held for investment:
On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes (the "Oberlin Note” and the "Heatherwood Note”) and two performing promissory notes (the "Peterson Note” and the "Trail Ridge Note”), collectively referred to as the “Notes”, each of which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs. The Oberlin, Peterson and Heatherwood Notes were resolved in prior years.
The following table provides the aging of the Company’s loan held for investment, net (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

	March 31, 2016	December 31, 2015
Current	$761	$757

Delinquent:
30−89 days	—	—
90−180 days	—	—
Greater than 180 days	—	—
	$761	$757
The following table provides information about the credit quality of the Company’s loan held for investment, net (in thousands):

	March 31, 2016	December 31, 2015

Performing	$761	$757
Nonperforming	—	—
Total	$761	$757
The following table presents details of the balance and terms of the loan held for investment, at March 31, 2016 and December 31, 2015 (in thousands):

	Unpaid Principal Balance	Unamortized Discount	Deferred (fees) expenses, net	Net book value	Maturity Date	Interest Rate	Average monthly payment
Loan- Trail Ridge
March 31, 2016:	$974	$(220)	$7	$761	10/28/2021	7.5%	$8
December 31, 2015:	$981	$(231)	$7	$757
The Company has individually evaluated the loan for impairment and determined that, as of March 31, 2016 and December 31, 2015, the loan held for investment was not impaired.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

NOTE 6 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of our disposition and deconsolidation activity during the three months ended March 31, 2016 and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale	Q1 2016 Net Income Attributable to Properties Sold
2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897	$9,942
Champion Farms (2)	Louisville, Kentucky	January 29, 2016	7,590	1,066	1,125
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792	6,628
				$17,755	$17,695

2015 Dispositions:					Q1 2015 Net Income Attributable to Properties Sold
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,785	$3,806
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,312	15,737
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028	10,310
				$29,175	$29,903

(1)    On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, which resulted in the deconsolidation of the entity as of January 27, 2016. Gain on sale and net income attributable to properties sold presented in table includes $6.2 million and $6.3 million attributable to noncontrolling interests.
(2)    On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture.

The table below presents a rollforward of activity in goodwill for the three months ended March 31, 2016 (in thousands):

Balance, January 1, 2016	$1,231
Sale of Conifer and Champion	(390)
Balance, March 31, 2016	$841

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of apartment unit rental and antennae leases. The value of the acquired in-place leases totaled $158,000 and $374,000 as of March 31, 2016 and December 31, 2015, respectively, net of accumulated amortization of $26.4 million and $28.4 million, respectively.  The weighted-average remaining life of the existing apartment unit rental leases was zero months and one month as of March 31, 2016 and December 31, 2015, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the apartment unit rental and antennae leases for the three months ended March 31, 2016 and 2015 was $216,000 and $1.5 million, respectively.
Expected amortization for the antennae leases for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

2017	$16
2018	16
2019	16
2020	16
2021	16
Thereafter	78
$158
NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following is a summary of the mortgage notes payable, net (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

	March 31, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,485	$—	$(206)	$15,279	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,106	—	(124)	7,982	8,148	—	(131)	8,017
Deerfield	10,477	—	(150)	10,327	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,932	—	(248)	18,684	19,013	—	(257)	18,756
Verona Apartment Homes	22,288	—	(163)	22,125	22,402	—	(179)	22,223
Skyview Apartment Homes	17,998	—	(135)	17,863	18,089	—	(148)	17,941
The Nesbit Palisades	20,298	—	(299)	19,999	20,298	—	(309)	19,989
Maxwell Townhomes	13,788	—	(160)	13,628	13,850	—	(167)	13,683
Fieldstone	15,214	—	(18)	15,196	15,332	—	(37)	15,295
Pinehurst	4,077	—	—	4,077	4,111	—	—	4,111
Pheasant Run	6,250	86	(18)	6,318	6,250	100	(20)	6,330
Retreat of Shawnee	13,041	144	(38)	13,147	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,438	118	(114)	27,442	27,548	123	(120)	27,551
Pines of York	15,200	(347)	(66)	14,787	15,267	(363)	(69)	14,835
The Estates at Johns Creek	50,000	—	(496)	49,504	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(158)	11,429	11,587	—	(163)	11,424
Perimeter Circle	17,568	—	(187)	17,381	17,657	—	(202)	17,455
Perimeter 5550	13,865	—	(155)	13,710	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,671	—	(313)	23,358	23,772	—	(328)	23,444
Sunset Ridge 1	20,016	313	(248)	20,081	20,121	329	(261)	20,189
Sunset Ridge 2	2,989	42	(32)	2,999	3,002	45	(34)	3,013
Calloway at Las Colinas	35,576	—	(355)	35,221	35,740	—	(372)	35,368
South Lamar Village	12,621	—	(171)	12,450	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(359)	25,921	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(811)	66,689	67,500	—	(860)	66,640
Villages at Bonita Glen	27,175	2,198	(378)	28,995	27,265	2,276	(391)	29,150
Stone Ridge	5,319	—	(148)	5,171	5,350	—	(153)	5,197
The Westside Apartments	23,000	—	(320)	22,680	23,000	—	(351)	22,649
Tech Center Square	12,500	—	(145)	12,355	12,500	—	(159)	12,341
	$558,259	$2,554	$(6,015)	$554,798	$595,384	$2,674	$(6,513)	$591,545

The following table includes additional information about our mortgage notes payable, net (in thousands, except percentages):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service
Vista Apartment Homes	1/1/2022	2.73%	(1)(5)	$65
Cannery Lofts	9/1/2020	3.74%	(1)(5)	40
Deerfield	11/1/2020	4.66%	(2)(5)	54
Trailpoint at the Woodlands	11/1/2023	2.85%	(1)(4)	69
Verona Apartment Homes	1/1/2019	3.60%	(2)(5)	106
Skyview Apartment Homes	1/1/2019	3.60%	(2)(5)	85
The Nesbit Palisades	7/1/2024	2.39%	(1)(3)	59
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71
Fieldstone	6/26/2016	2.84%	(1)(4)	76
Pinehurst	1/1/2017	2.94%	(1)(6)	23
Pheasant Run	10/1/2017	5.95%	(2)(3)	32
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154
Pines of York	12/1/2021	4.46%	(2)(5)	80
The Estates at Johns Creek	7/1/2020	3.38%	(2)(3)	215
Chisholm Place	6/1/2024	2.83%	(1)(3)	39
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171
South Lamar Village	8/1/2019	3.64%	(2)(5)	59
Heritage Pointe	4/1/2025	2.32%	(1)(3)	88
Yorba Linda	6/1/2020	2.19%	(1)(3)	156
Villages at Bonita Glen	10/1/2023	5.33%	(2)(5)	152
Stone Ridge	12/1/2022	2.30%	(1)(5)	21
The Westside Apartments	12/27/2017	2.39%	(1)(3)	59
Tech Center Square	12/20/2018	2.69%	(1)(4)	47

(1)	Variable rate based on one-month LIBOR of 0.4375% (as of March 31, 2016) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	On January 1, 2016, this loan automatically extended for one year at a variable rate based on one-month LIBOR plus a fixed margin.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

Loans assumed as part of the Villages at Bonita Glen, South Lamar Village, Paladin (Fieldstone, Pinehurst, Pheasant Run, Retreat of Shawnee, Conifer Place, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2016 and 2015, interest expense was reduced by $120,000 and $190,000, respectively, for the amortization of the premium or discount.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of March 31, 2016 and December 31, 2015, the Company had $6.5 million and $10.0 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable, excluding the amortization of the fair value adjustments, for each of the next five 12-month periods ending March 31, and thereafter, are as follows (in thousands):

2017	$26,215
2018	49,758
2019	58,564
2020	48,777
2021	155,221
Thereafter	219,724
$558,259
The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018, which were substantially completed during the three months ended March 31, 2016.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants at March 31, 2016. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and periods thereafter.
For the Fieldstone mortgage, the property must maintain a certain level of debt service coverage. The Company was in compliance with the debt covenants for the Fieldstone mortgage at March 31, 2016.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Tech Center Loan") with PNC Bank, National Association.  The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance). In March 2016, the Company amended the loan, removing any additional borrowing capacity and requiring monthly principal repayments beginning April 1, 2016. The interest rate on the loan was also increased from one-month LIBOR plus 2.0% to one-month LIBOR plus 2.25%.
The Tech Center Loan includes both a debt service coverage covenant and a tangible net worth covenant. In accordance with the March 2016 loan amendment, the debt service coverage covenant is only required to be complied with as of September 30, 2016 and periods thereafter. The Company was in compliance with all debt covenants at March 31, 2016 related to this loan.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Westside Loan") with U.S. Bank National Association for $29.7 million.  The Company may draw the remaining $6.7 million when certain debt service coverage and loan to value criteria are met. Amounts repaid on the loan may not be reborrowed. The Company provided a $6.5

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

million repayment guarantee. The Westside Loan includes a net worth, liquidity, leverage and debt service coverage covenants. The Company was in compliance with all covenants at March 31, 2016.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2016 and March 31, 2015, $497,000 and $357,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2016 and December 31, 2015 was $2.6 million and $2.4 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

2017	$1,444
2018	1,351
2019	1,131
2020	877
2021	528
Thereafter	684
$6,015

NOTE 9 - CREDIT FACILITY
The following is a summary of the credit facility (in thousands, except percentages):

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three Months Ended March 31,
Lender	March 31, 2016		December 31, 2015				2016	2015
Bank of America	$11,394	$16,232	21,894	5/23/2017	LIBOR plus 3%	3.44%	3.43%	3.17%

(1)	Variable rate based on one-month LIBOR of 0.4375% (as of March 31, 2016).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by certain of the Company's properties with an aggregate value of $55.5 million as of March 31, 2016 and are guaranteed by the Company.  Weighted average borrowings for the three months ended March 31, 2016 and 2015 were $15.1 million and $912,000, respectively.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

The Company was in compliance with all loan covenants at March 31, 2016.

The Company has $319,000 and $389,000 of deferred finance costs included in Prepaid expenses and other assets on the consolidated balance sheets related to the Bank of America Credit Facility as of March 31, 2016 and December 31, 2015, respectively, which is being amortized over the term of the debt. During the three months ended March 31, 2016 and 2015, $70,000 and $56,000, respectively, of amortization of deferred finance costs was included in interest expense related to this facility. Estimated amortization of the existing deferred financing costs is $278,000 and $41,000 for the 12-month periods ending March 31, 2017 and 2018, respectively and none thereafter.
Annual principal payments on the credit facility for each of the next five 12-month periods ending March 31, and thereafter are as follows (in thousands):

2017	$—
2018	11,394
2019	—
2020	—
2021	—
Thereafter	—
$11,394
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2016 (in thousands):

Net unrealized loss on derivatives
January 1, 2016	$(440)
Reclassification adjustment for realized loss on designated derivative	72
Unrealized loss on designated derivatives	(16)
March 31, 2016	$(384)
NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool for the property insurance covers losses up to $2.5 million and the insurance pool for the general liability covers losses up to the first $25,000 per incident up to $1.0 million in the aggregate. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
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
MARCH 31, 2016
(unaudited)

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
Expense reimbursements and Overhead allocation. The Company also pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its ongoing distribution reinvestment plan offering.
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
Relationship with Resource Real Estate Opportunity Manager
The Manager manages the Company's real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

The amounts payable to/receivable from and the fees earned/expenses paid to such related parties are summarized in the following tables (in thousands):

	March 31, 2016	December 31, 2015
Receivables from related parties:
RAI and affiliates	$260	$1,421

Payables to related parties:
Advisor:
Operating expense reimbursements	$539	$286

Resource Real Estate Opportunity Manager, LLC:
Property management fees	432	440
Other reimbursements	345	459

Other	9	—
	$1,325	$1,185

	Three Months Ended
	March 31,
	2016	2015
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$8	$1,482
Asset management fees (2)	$2,707	$2,247
Disposition fees (3)	$193	$761
Debt financing fees (4)	$—	$196
Overhead allocation (5)	$1,275	$888
Internal audit fees (5)	$—	$7

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,290	$1,107
Construction management fees (6)	$242	$356
Information technology fees (5)	$109	$83
Operating expense reimbursements (7)	$68	$67
Debt servicing fees (2)	$4	$5

Other:
Ledgewood (5)	$10	$61
Graphic Images (5)	$—	$3

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive loss.

(3)	Included in Net gain on dispositions on the consolidated statements of operations and comprehensive loss.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.

(6)	Included in Rental Properties, net, on the consolidated balance sheets.

(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
As of March 31, 2016, the Company had issued shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	7,116,802	70,149
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	73,013,756	$704,963
Shares redeemed	(1,061,878)
Total shares outstanding as of March 31, 2016	71,951,878

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of March 31, 2016 and December 31, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
MARCH 31, 2016
(unaudited)

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
Redemption of Securities
During the three months ended March 31, 2016, the Company redeemed 345,343 of its common shares. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three months ended March 31, 2016.
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
Distributions
For the three months ended March 31, 2016, the Company paid aggregate distributions of $10.7 million, including $3.5 million of distributions paid in cash and $7.3 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
	$0.15		$7,256	$3,490	$10,746
Since its formation, the Company's Board of Directors has declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, the Company had increased its accumulated deficit by $21.3 million as of March 31, 2016.
NOTE 13 - FAIR VALUE MEASURES AND DISCLOSURES
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
MARCH 31, 2016
(unaudited)

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

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Interest rate caps	$—	$11	$—	$11
	$—	$11	$—	$11

December 31, 2015
Assets:
Interest rate caps	$—	$32	$—	$32
	$—	$32	$—	$32
The carrying and fair values of the Company’s loans held for investment, net, preferred equity investments, mortgage note payable, mortgage note payable -included in other liabilities associated with rental properties held for sale and credit facilities were as follows (in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$761	$1,151	$757	$1,151

Preferred equity investment	$4,296	$4,296	$3,886	$3,908

Mortgage notes payable	$(558,259)	$(543,609)	$(595,384)	$(573,693)

Mortgage note payable- included in other liabilities associated with rental properties held for sale	$—	$—	$(16,443)	$(16,597)

Credit facility	$(11,394)	$(11,394)	$(21,894)	$(21,894)
The fair values of the loan held for investment, net and preferred equity investment were estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The fair value of the credit facility equals the carrying amounts because the variable interest rate is considered a market rate. (Level 3)
NOTE 14 - DERIVATIVES AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of seven interest rate caps that were designated as cash flow hedges during 2013, 2014 and 2015. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 and the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company had a loss of $72,388 due to hedge ineffectiveness due to the sale of Ivy at Clear Creek.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2016
(unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	7	$107,363	January 1, 2018 to April 1, 2019
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of March 31, 2016 and December 31, 2015 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$11	Interest rate caps	$32	—	$—	—	$—
NOTE 15 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2016 were in compliance with the charter imposed limitation.
NOTE 16 - SUBSEQUENT EVENTS
In April 2016, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: April 28, 2016, May 27, 2016 and June 29, 2016. Such distributions were or are to be paid on April 29, 2016, May 31, 2016 and June 30, 2016.
In May 2016, the Company refinanced the mortgage loan of $12.5 million secured by Tech Center Square.
In May 2016, the Company entered into an agreement to sell Affinity at Winter Park, located in Winter Park, Florida, for $17.5 million with an expected closing in June 2016. The Company expects to record a gain on the sale during the three months ended June 30, 2016.
In May 2016, the Company entered into an agreement to sell The Nesbit Palisades, located in Alpharetta, Georgia, for $45.5 million with an expected closing in July 2016. The Company expects to record a gain on the sale during the three months ended September 30, 2016.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2015. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt that has been significantly discounted due to the effects of recent economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At March 31, 2016, we held approximately 42% of our total assets in categories (i) and 58% of our total assets in category (ii).
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
Results of Operations
 As of March 31, 2016, we owned interests in a total of 33 multifamily properties. During the three months ended March 31, 2016, we disposed of our interests in three properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$30,391	$27,571
Interest and dividend income	165	163
Total revenues	30,556	27,734

Expenses:
Rental operating - expenses	7,609	7,935
Rental operating- payroll	3,857	4,207
Rental operating- real estate taxes	3,626	3,018
Subtotal - Rental operating expenses	15,092	15,160
Acquisition costs	—	1,701
Management fees	4,055	3,461
General and administrative	3,515	3,522
Loss on disposal of assets	142	1,109
Depreciation and amortization expense	11,394	10,297
Total expenses	34,198	35,250
Loss before other income (expense)	(3,642)	(7,516)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	17,755	29,175
Interest expense	(5,773)	(4,867)
Insurance proceeds in excess of cost basis	140	247
Total other income (expense)	12,122	24,555

Net income	8,480	17,039
Net income attributable to noncontrolling interests	(6,281)	(11)
Net income attributable to stockholders	$2,199	$17,028

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 29 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended			For the three months ended
	March 31, 2016			March 31, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$24,615	$5,776	$30,391	$21,698	$5,873	$27,571
Interest and dividend income	1	164	165	1	162	163
Total revenues	24,616	5,940	30,556	21,699	6,035	27,734

Expenses:
Rental operating - expenses	6,367	1,242	7,609	5,932	2,003	7,935
Rental operating - payroll	3,148	709	3,857	3,385	822	4,207
Rental operating- real estate taxes	2,867	759	3,626	2,575	443	3,018
Subtotal- Rental operating expenses	12,382	2,710	15,092	11,892	3,268	15,160
Acquisition costs	—	—	—	—	1,701	1,701
Management fees	1,092	2,963	4,055	965	2,496	3,461
General and administrative	975	2,540	3,515	968	2,554	3,522
Loss on disposal of assets	130	12	142	202	907	1,109
Depreciation and amortization expense	9,509	1,885	11,394	9,193	1,104	10,297
Total expenses	24,088	10,110	34,198	23,220	12,030	35,250
Income (loss) before other income (expense)	528	(4,170)	(3,642)	(1,521)	(5,995)	(7,516)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	17,755	17,755	—	29,175	29,175
Interest expense	(4,161)	(1,612)	(5,773)	(4,176)	(691)	(4,867)
Insurance proceeds in excess of cost basis	140	—	140	247	—	247
Total other income (expense)	(4,021)	16,143	12,122	(3,929)	28,484	24,555

Net (loss) income	(3,493)	11,973	8,480	(5,450)	22,489	17,039
Net income attributable to noncontrolling interests	(14)	(6,267)	(6,281)	(11)	—	(11)
Net (loss) income attributable to stockholders	$(3,507)	$5,706	$2,199	$(5,461)	$22,489	$17,028

(Back to Index)

(Back to Index)

Revenues: The $2.9 million increase in rental income for the 29 properties we owned during both the three months ended March 31, 2016 and the three months ended March 31, 2015 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental Increase (in thousands)	Increase/(Decrease) In Occupancy	Increase In Effective Monthly Revenue Per Unit (in dollars)
Maxwell Townhomes	$374	29.0%	$112
Meridian Pointe	339	21.5%	112
The Nesbit Palisades	264	11.0%	112
The Westside Apartments	253	10.9%	100
Affinity at Winter Park	189	26.7%	95
Trailpoint at the Woodlands	164	12.5%	66
The Estates at Johns Creek	154	(1.5)%	166
Tech Center Square	125	11.4%	105
Verona Apartment Homes	110	1.6%	134
Retreat at Rocky Ridge	109	14.4%	61
All other, net	836	1.9%	37
	$2,917
Expenses: Our rental operating expenses for the 29 properties we owned during both the three months ended March 31, 2016 and the three months ended March 31, 2015 increased by $490,000 and was comprised primarily of insurance and real estate tax costs at these properties. Rental operating expenses for the All other category decreased by $558,000 primarily due to the sale of properties in 2015 and 2016.
Acquisition costs decreased by $1.7 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as we purchased no properties during the three months ended March 31, 2016.
Management fees increased by $594,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily related to the increase in the asset management fee paid to the Advisor due to additional property acquisitions during 2015. In June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
Loss on the disposal of assets decreased by $1.0 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, were as follows:

	Properties owned both periods	All other	Total
Depreciation	1,653	697	2,350
Amortization of intangibles	(1,337)	84	(1,253)
	316	781	1,097

The increase in depreciation for Properties owned both periods is due to the additional $32.2 million in capital improvements made during the periods in accordance with our planned renovations. The increase in depreciation in the All other category was due to the acquisition of Yorba Linda and the Villages at Bonita Glen in June 2015, for which we recorded $1.1 million of depreciation in the three months ended March 31, 2016.

(Back to Index)

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $11.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, which reflects the sale and deconsolidation of three properties during the three months ended March 31, 2016 as compared to the sale of four properties during the three months ended March 31, 2015, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Conifer Place	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
			$69,490	$17,755

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,785
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,312
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
			$68,759	$29,175
The gain on sale of Conifer Place includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $906,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, as a result of the five additional mortgages either entered into or assumed during or after the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 also includes $133,000 of amortization of deferred finance fees and $72,000 realized loss on the change in the fair value of the interest rate cap related to the sale of Ivy at Clear Creek.
Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured financings from banks, proceeds from the sale of real estate, and cash flows generated by our real estate and real estate-related investments.
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
Capital Expenditures
We deployed a total of $6.7 million during the three months ended March 31, 2016 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2016 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
Property	March 31, 2016
South Lamar Village	$892	$2,240
Sunset Ridge	829	1,050
Calloway at Las Colinas	794	4,043
Heritage Pointe	534	6,367
Yorba Linda	496	9,105
All other properties	3,120	16,661
	$6,665

(Back to Index)

(Back to Index)

Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.
We continue to offer up to 7.5 million shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.59 per share, through March 29, 2016 and at $10.83 per share for periods thereafter.
Gross offering proceeds
As of March 31, 2016, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	7,116,802	70,149
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	73,013,756	$704,963
Shares redeemed	(1,061,878)
Total shares outstanding at March 31, 2016	71,951,878

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facility
The following is a summary of our credit facility:

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three Months Ended March 31,
Lender	March 31, 2016		December 31, 2015				2016	2015
Bank of America	$11,394	$16,232	$21,894	5/23/2017	LIBOR plus 3%	3.44%	3.43%	3.17%

Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $55.5 million and are guaranteed by us. We were in compliance with all covenants under this facility as of March 31, 2016.

(Back to Index)

(Back to Index)

Mortgage Debt

	March 31, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,485	$—	$(206)	$15,279	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,106	—	(124)	7,982	8,148	—	(131)	8,017
Deerfield	10,477	—	(150)	10,327	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,932	—	(248)	18,684	19,013	—	(257)	18,756
Verona Apartment Homes	22,288	—	(163)	22,125	22,402	—	(179)	22,223
Skyview Apartment Homes	17,998	—	(135)	17,863	18,089	—	(148)	17,941
The Nesbit Palisades	20,298	—	(299)	19,999	20,298	—	(309)	19,989
Maxwell Townhomes	13,788	—	(160)	13,628	13,850	—	(167)	13,683
Fieldstone	15,214	—	(18)	15,196	15,332	—	(37)	15,295
Pinehurst	4,077	—	—	4,077	4,111	—	—	4,111
Pheasant Run	6,250	86	(18)	6,318	6,250	100	(20)	6,330
Retreat of Shawnee	13,041	144	(38)	13,147	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,438	118	(114)	27,442	27,548	123	(120)	27,551
Pines of York	15,200	(347)	(66)	14,787	15,267	(363)	(69)	14,835
The Estates at Johns Creek	50,000	—	(496)	49,504	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(158)	11,429	11,587	—	(163)	11,424
Perimeter Circle	17,568	—	(187)	17,381	17,657	—	(202)	17,455
Perimeter 5550	13,865	—	(155)	13,710	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,671	—	(313)	23,358	23,772	—	(328)	23,444
Sunset Ridge 1	20,016	313	(248)	20,081	20,121	329	(261)	20,189
Sunset Ridge 2	2,989	42	(32)	2,999	3,002	45	(34)	3,013
Calloway at Las Colinas	35,576	—	(355)	35,221	35,740	—	(372)	35,368
South Lamar Village	12,621	—	(171)	12,450	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(359)	25,921	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(811)	66,689	67,500	—	(860)	66,640
Villages at Bonita Glen	27,175	2,198	(378)	28,995	27,265	2,276	(391)	29,150
Stone Ridge	5,319	—	(148)	5,171	5,350	—	(153)	5,197
The Westside Apartments	23,000	—	(320)	22,680	23,000	—	(351)	22,649
Tech Center Square	12,500	—	(145)	12,355	12,500	—	(159)	12,341
	$558,259	$2,554	$(6,015)	$554,798	$595,384	$2,674	$(6,513)	$591,545
For related interest rates and maturity dates, see Note 8.

(Back to Index)

(Back to Index)

At March 31, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.51%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (51% as of March 31, 2016). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Operating Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our operating stage, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us. We describe these payments in more detail in Note 11 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2016 did not exceed the charter imposed limitation.
Distributions
For the three months ended March 31, 2016, we paid aggregate distributions of $10.7 million, including $3.5 million of distributions paid in cash and $7.3 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
	$0.15		$7,256	$3,490	$10,746
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three months ended March 31, 2016 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By/ (Used In) Operating Activities	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid	Amount Paid from Dispositions/Percent of Total Distributions Paid
First Quarter	$3,490	$7,256	$10,746	$4,884	$10,746	$0.05	$4,884 / 45%	—	$5,862/ 55%
Our net income attributable to common stockholders' for the three months ended March 31, 2016 was $2.2 million and net cash provided by operating activities of continuing operations was $4.9 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2016 were $102.5 million and $98.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from asset sales,

(Back to Index)

(Back to Index)

we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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
Neither FFO, MFFO nor AFFO should be considered as an alternative to net income attributable to common stockholders, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we may continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO and AFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).  Amounts reported in the table below include adjustments attributable to noncontrolling interests.

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to stockholders – GAAP	$2,199	$17,028
Net gains on dispositions of properties and joint venture interests	(11,532)	(29,175)
Depreciation expense	11,142	8,635
FFO attributable to common stockholders	1,809	(3,512)
Adjustments for straight-line rents (1)	(14)	—
Amortization of intangible lease assets	216	1,468
Realized loss on change in fair value of interest rate cap	72	—
Debt premium amortization	(120)	(125)
Acquisition costs	—	1,701
MFFO attributable to common stockholders	$1,963	$(468)
Net gains on dispositions of properties and joint venture interests	11,532	29,175
AFFO attributable to common stockholders	$13,495	$28,707

Basic and diluted income per common share - GAAP	$0.03	$0.25
FFO per common share	$0.03	$(0.05)
MFFO per common share	$0.03	$(0.01)
AFFO per common share	$0.19	$0.41

Weighted average shares outstanding	71,719	69,485

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

(Back to Index)

form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we were obligated to fund up to an additional $700,000 and $1.1 million, respectively, for the Spring Hill preferred equity investment in increments of $150,000 upon request as long as no triggering event has occurred. We did not have any other off-balance sheet arrangements or obligations.
Subsequent Events
In April 2016, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: April 28, 2016, May 27, 2016 and June 29, 2016. Such distributions were or are to be paid on April 29, 2016, May 31, 2016 and June 30, 2016.
In May 2016, we refinanced the mortgage loan of $12.5 million secured by Tech Center Square.
In May 2016, we entered into an agreement to sell Affinity at Winter Park, located in Winter Park, Florida, for $17.5 million with an expected closing in June 2016. We expect to record a gain on the sale during the three months ended June 30, 2016.
In May 2016, we entered into an agreement to sell The Nesbit Palisades, located in Alpharetta, Georgia, for $45.5 million with an expected closing in July 2016. We expect to record a gain on the sale during the three months ended September 30, 2016.
We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredicatability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our credit facility and outstanding mortgage loans.
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of seven interest rate caps that were designated as cash flow hedges during 2013, 2014 and 2015. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of March 31, 2016 and December 31, 2015, we had $239.7 million and $282.0 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the three months ended March 31, 2016 and the year ended December 31, 2015, our annual interest expense would have increased by approximately $2.6 million and $2.2 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. Fixed rate mortgage notes payable with an aggregate carrying value of $330.0 million and $351.6 million at March 31, 2016 and December 31, 2015, respectively, had an estimated aggregate fair value of $341.1 million and $359.7 million, respectively, computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2016 and December 31, 2015, the fair value of this fixed rate debt would have decreased by $13.4 million and $14.0 million, respectively.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2016 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended March 31, 2016, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	149,754	$10.59	149,754	(3)
February 2016	—	$—	—	(3)
March 2016	195,589	$10.59	195,589	(3)
	345,343

(1)
All redemptions of equity securities in the three months ended March 31, 2016 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended March 31, 2016.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 13, 2016	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 13, 2016	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)