Form 10-Q
period 2016-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2016-08-15
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 5, 2016, there were 71,713,289 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$849,696	$916,498
Other investments	764	4,643
Identified intangible assets, net	154	374
Assets held for sale - rental properties, net	26,602	69,350
Total investments	877,216	990,865

Cash	82,192	78,442
Restricted cash	6,422	9,987
Due from related parties	2,004	1,421
Tenant receivables, net	141	211
Deposits	191	230
Prepaid expenses and other assets	4,824	2,227
Goodwill	711	1,231
Other assets associated with rental properties held for sale	—	81
Total assets	$973,701	$1,084,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$538,273	$591,545
Credit facility	5,394	21,894
Accounts payable	5,351	1,583
Accrued expenses and other liabilities	5,944	7,932
Accrued real estate taxes	5,321	6,856
Due to related parties	1,477	1,185
Tenant prepayments	922	1,212
Security deposits	2,553	2,626
Other liabilities associated with rental properties held for sale	—	16,763
Total liabilities	565,235	651,596

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 73,674,067 and 72,333,652 shares issued, respectively; and 71,495,449 and 71,617,117 shares outstanding, respectively)	715	716
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	636,992	638,335
Accumulated other comprehensive loss	(391)	(440)
Accumulated deficit	(230,277)	(213,366)
Total stockholders’ equity	407,040	425,246
Noncontrolling interests	1,426	7,853
Total equity	408,466	433,099
Total liabilities and equity	$973,701	$1,084,695

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$30,357	$28,250	$60,748	$55,821
Interest and dividend income	364	162	529	325
Total revenues	30,721	28,412	61,277	56,146

Expenses:
Rental operating - expenses	7,251	7,857	14,860	15,792
Rental operating - payroll	3,731	3,974	7,588	8,181
Rental operating - real estate taxes	3,401	3,438	7,027	6,456
Subtotal - Rental operating expenses	14,383	15,269	29,475	30,429
Acquisition costs	—	4,108	—	5,809
Management fees	4,032	3,719	8,087	7,180
General and administrative	2,980	3,359	6,495	6,881
Loss on disposal of assets	144	1,372	286	2,481
Provision for loan loss	—	130	—	130
Depreciation and amortization expense	10,945	12,059	22,339	22,356
Total expenses	32,484	40,016	66,682	75,266
Loss before other income (expense)	(1,763)	(11,604)	(5,405)	(19,120)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	9,701	4,376	27,456	33,551
Interest expense	(5,582)	(5,408)	(11,355)	(10,275)
Insurance proceeds in excess of cost basis	71	160	211	407
Total other income (expense)	4,190	(872)	16,312	23,683

Net income (loss)	2,427	(12,476)	10,907	4,563
Net (income) loss attributable to noncontrolling interests	(25)	192	(6,306)	181
Net income (loss) attributable to stockholders	$2,402	$(12,284)	$4,601	$4,744

Net income (loss)	$2,427	$(12,476)	$10,907	$4,563
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on derivative due to sale	—	—	72	—
Designated derivatives, fair value adjustments	(7)	(41)	(23)	(125)
Total other comprehensive (loss) income	(7)	(41)	49	(125)
Comprehensive income (loss)	2,420	(12,517)	10,956	4,438
Comprehensive (income) loss attributable to noncontrolling interests	(25)	192	(6,306)	181
Total comprehensive income (loss) attributable to stockholders	$2,395	$(12,325)	$4,650	$4,619

Weighted average common shares outstanding	72,005	70,107	71,862	69,798
Basic and diluted income per common share:
Net income (loss) per common share	$0.03	$(0.18)	$0.06	$0.07

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	71,617	$716	50	$1	$638,335	$(440)	$(213,366)	$425,246	$7,853	$433,099
Common stock issued through distribution reinvestment plan	1,340	13	—	—	14,394	—	—	14,407	—	14,407
Distributions on common stock	—	—	—	—	—	—	(21,512)	(21,512)	—	(21,512)
Common stock redemptions	(1,462)	(14)	—	—	(15,737)	—	—	(15,751)	—	(15,751)
Other comprehensive income	—	—	—	—	—	49	—	49	—	49
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Net income	—	—	—	—	—	—	4,601	4,601	6,306	10,907
Balance at June 30, 2016	71,495	$715	50	$1	$636,992	$(391)	$(230,277)	$407,040	$1,426	$408,466

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,907	$4,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	286	2,481
Casualty losses	80	—
Provision for loan loss	—	130
Net gains on dispositions of properties and joint venture interests	(27,456)	(33,551)
Depreciation and amortization	22,339	22,356
Amortization of deferred financing costs	1,232	906
Amortization of fair value adjustment of debt	(242)	(374)
Realized loss on change in fair value of interest rate cap	72	—
Accretion of discount and direct loan fees and costs	(22)	(17)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	1,711	906
Tenant receivables, net	3	168
Deposits	6	(38)
Prepaid expenses and other assets	(788)	(17)
Due to/from related parties, net	(611)	(1,101)
Accounts payable and accrued expenses	44	(1,286)
Tenant prepayments	(237)	(172)
Security deposits	157	55
Net cash provided by (used in) operating activities	7,481	(4,991)
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	56,444	55,051
Property acquisitions	—	(96,953)
Insurance proceeds received for casualty losses	178	—
Acquisition of preferred equity interest	(408)	—
Sale of preferred equity interest	4,300	—
Capital expenditures	(13,291)	(17,465)
Restricted cash	1,191	(690)
Principal payments received on loans held for investment	9	591
Net cash provided by (used in) investing activities	48,423	(59,466)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Six Months Ended
	June 30,
	2016	2015
Cash flows from financing activities:
Redemptions of common stock	$(15,751)	$(1,849)
Payment of deferred financing costs	(170)	(402)
Increase in borrowings on mortgages	12,296	26,280
Principal payments on borrowings on mortgages	(15,804)	(2,926)
Proceeds from borrowings on credit facility	12,500	30,918
Payments on credit facility	(29,000)	(20,288)
Distributions paid on common stock	(7,105)	(6,496)
Contributions of noncontrolling interests	—	151
Purchase of interest rate caps	—	(91)
Distributions to noncontrolling interests	(9,120)	—
Net cash (used in) provided by financing activities	(52,154)	25,297
Net increase (decrease) in cash	3,750	(39,160)
Cash at beginning of period	78,442	140,129
Cash at end of period	$82,192	$100,969

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2015 and 2014, the Company issued 5.3 million additional shares for $51.9 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2016, the Company additionally issued 1.3 million shares for $14.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and may continue to acquire, real estate-related debt and equity. The Company has a particular focus on acquiring and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also possibly acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions and (ii) multifamily rental properties to which the Company can add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE Jasmine Holdings, LLC ("Jasmine")	The Nesbit Palisades	437	Alpharetta, GA
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Villages at Bonita Glen	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA
		8,935
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(c)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(d)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

PRIP 5060/6310, LLC ("Governor Park")	(b)(c)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(c)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(d)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(d)	N/A	N/A

N/A - Not Applicable
(a) - Subsidiary holds a portion of the Williamsburg parking lot
(b) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
(c) - Underlying investment sold prior to 2016
(d) - Underlying investment sold in 2016
(e) - Underlying investment resolved in 2016
All intercompany accounts and transactions have been eliminated in consolidation.
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

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
Springhurst Housing Partners, LLC (1)	70.0%	Champion Farms	N/A	Louisville, KY
Glenwood Housing Partners I, LLC (2)	83.0%	Fieldstone	N/A	Woodlawn, OH
FPA/PRIP Conifer, LLC (3)	42.5%	Conifer Place	N/A	Norcross, GA
DT Stone Ridge, LLC	83.4%	Stone Ridge	188	Columbia, SC

(1) On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture. (See Note 6)
(2) On June 30, 2016, the Company sold its joint venture interest in Fieldstone to its joint venture partner. As such, the Company deconsolidated the entity as of June 30, 2016. The Company has no continuing involvement with this joint venture. (See Note 6)
(3) On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, which resulted in the deconsolidation of the entity as of January 27, 2016. (See Note 6)

The Company's preferred equity investment was a VIE for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of investee that were considered most significant.  Additional information with respect to the preferred equity investment is disclosed in Note 5.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2015, the Company had three rental properties included in assets held for sale. At June 30, 2016, the Company had one rental property included in assets held for sale.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three and six months ended June 30, 2016 and 2015.
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
JUNE 30, 2016
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
Preferred Equity Investment
The Company recorded its preferred equity investments at amortized cost. Investments carried at amortized cost were evaluated for impairment at each reporting date. When an investment was impaired and that impairment was considered other than temporary, the amount of the loss accrual was calculated by comparing the carrying amount of the investment to its estimated fair value. This investment was repaid in full on June 6, 2016 (See Note 5).
Dividend income was recognized when earned based on the contractual terms of the preferred equity agreement.
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
JUNE 30, 2016
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
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $51.2 million and $346,000 for the 12 month periods ending June 30, 2017 and 2018, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $362,000, $253,000, $169,000, $120,000, $11,000, and $0 for the 12 month periods ending June 30, 2017, 2018, 2019, 2020, 2021, and thereafter, respectively.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income are other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $2.8 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively. Total other income included within rental income was $5.6 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At June 30, 2016 and December 31, 2015, there were allowances for uncollectible receivables of $4,399 and $24,100, respectively.
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
JUNE 30, 2016
(unaudited)

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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of June 30, 2016 and December 31, 2015, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 12) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2016 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The Company has reclassified $428,000 and $956,000 of payroll expenses from General and Administrative to Rental Operating for the three and six months ended June 30, 2015, respectively. The impact of the reclassifications made to prior year amounts are not material and did not affect net income.
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
JUNE 30, 2016
(unaudited)

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
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$14,407	$14,432
Deferred financing costs and escrow deposits funded directly by mortgage note and revolving credit facility	—	10,709

Non-cash activity related to sales:
Deconsolidation of mortgage note payable	31,539	—
Deconsolidation of rental properties, net	35,152	—
Noncontrolling interest of deconsolidated subsidiary	3,613	—
Mortgage notes payable settled through sale of property	35,422	—
Sale of property used to settle mortgage notes payable	35,422	—

Assets and liabilities assumed in acquisitions:
Debt assumed	—	40,185
Other liabilities assumed	—	99
Rental properties, net	—	40,284

Cash paid during the period for:
Interest	$10,538	$9,388

NOTE 4 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2016	December 31, 2015
Land	$169,019	$180,533
Building and improvements	734,028	775,239
Furniture, fixtures and equipment	29,064	28,928
Construction in progress	3,903	2,949
	936,014	987,649
Less: accumulated depreciation	(86,318)	(71,151)
	$849,696	$916,498
Depreciation expense for the three and six months ended June 30, 2016 was $10.9 million and $22.1 million, respectively, and for the three and six months ended June 30, 2015 was $10.6 million and $19.4 million, respectively.
During the three months ended June 30, 2016, the Company entered into an agreement to sell one rental property, the Nesbit Palisades, with a net book value of $26.6 million. The Company confirmed the intent and ability to sell this property in its present condition and this property qualified for held for sale accounting treatment upon meeting all applicable criteria prior to June 30, 2016, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company's consolidated balance sheet at June 30, 2016. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

within continuing operations on the Company's consolidated statements of operations. The Company completed the sale of the Nesbit Palisades on July 8, 2016 (see Note 16).
During the three months ended December 31, 2015, the Company entered into agreements to sell two rental properties, Conifer Place and Ivy at Clear Creek, with a net book value of $43.9 million. The Company confirmed the intent and ability to sell both properties in their present condition and both properties qualified for held for sale accounting treatment upon meeting all applicable criteria prior to December 31, 2015, at which time depreciation ceased. As such, the assets associated with these properties were separately classified and included as assets held for sale on the Company's consolidated balance sheet at December 31, 2015. However, the sale of these properties did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of both Conifer Place and Ivy at Clear Creek during the three months ended March 31, 2016 (see Note 6).
In December 2015, the Company agreed to sell its 70% interest in the joint venture that owns Champion Farms Apartments to its joint venture partner. The sale was completed in January 2016. As such, all assets and liabilities of the consolidated entity were reclassified to held for sale as of December 31, 2015 in the consolidated balance sheet. In January 2016, the Company deconsolidated the entity (see Note 6).
Loss on disposal of assets. During the three and six months ended June 30, 2016, the Company recorded losses of $144,000 and $286,000, respectively. During the three and six months ended June 30, 2015, the Company recorded losses of $1.4 million and $2.5 million, respectively, all due to the replacement of appliances at its rental properties in conjunction with unit upgrades.

NOTE 5 - OTHER INVESTMENTS
The following table presents the Company's components of other investments (in thousands):

	June 30, 2016	December 31, 2015
Loan held for investment, net	$764	$757
Preferred equity investment, net	—	3,886
	$764	$4,643
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
The Company was paid a dividend equal to 12% of the total amount invested, 7% of which was paid monthly and of which the remaining amount accrued and was to be paid when the property cash flow allowed for the repayment. This investment was repaid in full on June 6, 2016. In conjunction with the payoff, the Company received an exit fee of $230,000, which is included in interest income in the Company's consolidated statement of operations.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The following table presents the aging of the Company’s loan held for investment, net (in thousands):

	June 30, 2016	December 31, 2015
Current	$764	$757

Delinquent:
30−89 days	—	—
90−180 days	—	—
Greater than 180 days	—	—
	$764	$757
The following table presents information about the credit quality of the Company’s loan held for investment, net (in thousands):

	June 30, 2016	December 31, 2015

Performing	$764	$757
Nonperforming	—	—
Total	$764	$757
The following table presents details of the balance and terms of the Company's loan held for investment, at June 30, 2016 and December 31, 2015 (in thousands):

	Unpaid Principal Balance	Unamortized Discount	Deferred expenses, net	Net book value	Maturity Date	Interest Rate	Average monthly payment
Loan- Trail Ridge
June 30, 2016:	$969	$(212)	$7	$764	10/28/2021	7.5%	$8
December 31, 2015:	$981	$(231)	$7	$757

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

NOTE 6 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Company's disposition and deconsolidation activity during the three and six months ended June 30, 2016 and 2015 (in thousands):

				Gain on Sale
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended June 30, 2016	Six months ended June 30, 2016
2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$—	$9,897
Champion Farms (2)	Louisville, Kentucky	January 29, 2016	7,590	—	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	—	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605	5,605
Fieldstone (3)	Woodland, Ohio	June 30, 2016	7,514	4,096	4,096
				$9,701	$27,456

2015 Dispositions:				Three months ended June 30, 2015	Six months ended June 30, 2015
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$(1)	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	—	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	(9)	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	—	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386	4,386
				$4,376	$33,551

(1)    On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, which resulted in the deconsolidation of the entity as of January 27, 2016. Gain on sale includes $6.2 million attributable to noncontrolling interests.
(2)    On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture.
(3)    On June 30, 2016, the Company sold its joint venture interest in Fieldstone to its joint venture partner. As such, the Company deconsolidated the entity as of June 30, 2016. The Company has no continuing involvement with this joint venture.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended June 30, 2016	Six months ended June 30, 2016	Three months ended June 30, 2016	Six months ended June 30, 2016
2016 Dispositions:
Conifer Place (1)	$—	$365	$—	$9,942
Champion Farms	—	220	—	1,125
The Ivy at Clear Creek	—	386	(1)	6,627
Affinity at Winter Park	463	1,008	5,742	5,748
Fieldstone	789	1,548	4,243	4,325
	$1,252	$3,527	$9,984	$27,767

2015 Dispositions:	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
The Alcove Apartments	$1	$199	$4	$3,810
107th Avenue Apartments	—	3	—	50
The Redford Apartments	(40)	1,274	(67)	15,670
Cityside Apartments	7	701	—	10,310
One Hundred Chevy Chase	443	832	4,329	4,108
	$411	$3,009	$4,266	$33,948

(1)    On January 27, 2016, the Company and its joint venture partner sold the Conifer Place Apartments, which resulted in the deconsolidation of the entity as of January 27, 2016. Net income attributable to properties sold presented in table includes $6.3 million attributable to noncontrolling interests.

The following table presents a rollforward of the Company's activity in goodwill for the six months ended June 30, 2016 (in thousands):

Balance, January 1, 2016	$1,231
Sale of Conifer, Champion, and Fieldstone	(520)
Balance, June 30, 2016	$711

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, consist of apartment unit rental and antennae leases. As of June 30, 2016, all identified intangible assets related to apartment unit rental leases have been fully amortized. The net carrying value of the acquired in-place leases totaled $154,000 and $374,000 as of June 30, 2016 and December 31, 2015, respectively, net of accumulated amortization of $25.1 million and $28.4 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months and one month as of June 30, 2016 and December 31, 2015, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2016 was $4,000 and $220,000, respectively. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2015 was $1.5 million and $3.0 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The following table presents the Company's expected amortization for the antennae leases for the next five 12-month periods ending June 30, and thereafter (in thousands):

2017	$16
2018	16
2019	16
2020	16
2021	16
Thereafter	74
$154

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,398	$—	$(197)	$15,201	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,065	—	(116)	7,949	8,148	—	(131)	8,017
Deerfield	10,439	—	(142)	10,297	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,852	—	(240)	18,612	19,013	—	(257)	18,756
Verona Apartment Homes	22,176	—	(148)	22,028	22,402	—	(179)	22,223
Skyview Apartment Homes	17,907	—	(123)	17,784	18,089	—	(148)	17,941
The Nesbit Palisades	20,298	—	(290)	20,008	20,298	—	(309)	19,989
Maxwell Townhomes	13,728	—	(152)	13,576	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	4,040	—	—	4,040	4,111	—	—	4,111
Pheasant Run	6,250	71	(15)	6,306	6,250	100	(20)	6,330
Retreat of Shawnee	12,993	124	(33)	13,084	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,330	112	(107)	27,335	27,548	123	(120)	27,551
Pines of York	15,134	(331)	(63)	14,740	15,267	(363)	(69)	14,835
The Estates at Johns Creek	50,000	—	(465)	49,535	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(153)	11,434	11,587	—	(163)	11,424
Perimeter Circle	17,478	—	(172)	17,306	17,657	—	(202)	17,455
Perimeter 5550	13,795	—	(143)	13,652	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,572	—	(299)	23,273	23,772	—	(328)	23,444
Sunset Ridge 1	19,913	295	(234)	19,974	20,121	329	(261)	20,189
Sunset Ridge 2	2,975	40	(30)	2,985	3,002	45	(34)	3,013
Calloway at Las Colinas	35,414	—	(339)	35,075	35,740	—	(372)	35,368
South Lamar Village	12,560	—	(158)	12,402	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(348)	25,932	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(761)	66,739	67,500	—	(860)	66,640
Villages at Bonita Glen	27,089	2,121	(364)	28,846	27,265	2,276	(391)	29,150
Stone Ridge	5,288	—	(142)	5,146	5,350	—	(153)	5,197
The Westside Apartments	23,000	—	(273)	22,727	23,000	—	(351)	22,649
Tech Center Square	12,500	—	(213)	12,287	12,500	—	(159)	12,341
	$541,561	$2,432	$(5,720)	$538,273	$595,384	$2,674	$(6,513)	$591,545

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.76%	(1)(5)	$65	$16
Cannery Lofts	9/1/2020	3.77%	(1)(5)	40	26
Deerfield	11/1/2020	4.66%	(2)(5)	54	29
Trailpoint at the Woodlands	11/1/2023	2.88%	(1)(4)	69	67
Verona Apartment Homes	1/1/2019	3.60%	(2)(5)	106	41
Skyview Apartment Homes	1/1/2019	3.60%	(2)(5)	85	21
The Nesbit Palisades	7/1/2024	2.42%	(1)(3)	59	54
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	63
Pinehurst	1/1/2017	2.97%	(1)(6)	23	12
Pheasant Run	10/1/2017	5.95%	(2)(3)	31	15
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	4.46%	(2)(5)	80	37
The Estates at Johns Creek	7/1/2020	3.38%	(2)(3)	220	102
Chisholm Place	6/1/2024	2.86%	(1)(3)	39	38
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	2.35%	(1)(3)	89	44
Yorba Linda	6/1/2020	2.22%	(1)(3)	158	—
Villages at Bonita Glen	10/1/2023	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	2.33%	(1)(5)	21	17
The Westside Apartments	12/27/2017	2.42%	(1)(3)	61	—
Tech Center Square	6/1/2023	3.05%	(1)(5)	53	25

(1)	Variable rate based on one-month LIBOR of 0.4651% (as of June 30, 2016) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	On January 1, 2016, this loan automatically extended for one year at a variable rate based on one-month LIBOR plus a fixed margin.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

Loans assumed as part of the Villages at Bonita Glen, South Lamar Village, Paladin (Fieldstone, Pinehurst, Pheasant Run, Retreat of Shawnee, Conifer Place, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2016 and 2015, interest expense was reduced by $122,000 and $184,000, respectively, for the amortization of the premium or discount. For the six months ended June 30, 2016 and 2015, interest expense was reduced by $242,000 and $374,000, respectively, for the amortization of the premium or discount.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
As of June 30, 2016 and December 31, 2015, the Company had $6.4 million and $10.0 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
The following table presents the Company's annual principal payments on the mortgage notes payable, excluding the amortization of the premium or discount, for each of the next five 12-month periods ending June 30, and thereafter (in thousands):

2017	$11,469
2018	49,794
2019	46,963
2020	114,707
2021	89,006
Thereafter	229,622
$541,561

The following table presents the Company's annual amortization of the premium or discount for each of the next five 12-month periods ending June 30, and thereafter (in thousands):

2017	$482
2018	401
2019	336
2020	331
2021	276
Thereafter	606
$2,432

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018, of which $6.9 million were completed at June 30, 2016.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan at June 30, 2016. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and periods thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Tech Center Loan") with PNC Bank, National Association.  The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance). In March 2016, the Company amended the loan, removing any additional borrowing capacity and requiring monthly principal repayments beginning April 1, 2016. The interest rate on the loan was also increased from one-month LIBOR plus 2.0% to one-month LIBOR plus 2.25%. On May 3, 2016, the existing loan was repaid in full and was refinanced with a different lender.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Westside Loan") with U.S. Bank National Association for $29.7 million.  The Company may draw the remaining $6.7 million when certain debt service coverage and loan to value criteria are met. Amounts repaid on the loan may not be reborrowed. The Company provided a $6.5 million repayment guarantee. The Westside Loan includes a net worth, liquidity, leverage and debt service coverage covenants. The Company was in compliance with all covenants related to this loan at June 30, 2016.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2016 and June 30, 2015, $513,000 and $361,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2016 and June 30, 2015, $1,012,000 and $719,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2016 and December 31, 2015 was $2.7 million and $2.4 million, respectively.  Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter, is as follows (in thousands):

2017	$1,402
2018	1,271
2019	1,089
2020	850
2021	469
Thereafter	639
$5,720

NOTE 9 - CREDIT FACILITY
The following table presents a summary of the Company's credit facility (in thousands, except percentages):

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three months ended June 30,		Six Months Ended June 30,
Lender	June 30, 2016		December 31, 2015				2016	2015	2016	2015
Bank of America	$5,394	$15,500	21,894	5/23/2017	LIBOR plus 3%	3.47%	3.40%	3.19%	3.43%	3.21%

(1)	Variable rate based on one-month LIBOR of 0.4651% (as of June 30, 2016).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by certain of the Company's properties with an aggregate value of $42.0 million as of June 30, 2016 and are guaranteed by the Company.  Weighted average borrowings for the three months ended June 30, 2016 and 2015 were $11.6 million and $9.2 million, respectively. Weighted average borrowings for the six months ended June 30, 2016 and 2015 were $13.3 million and $6.4 million, respectively.
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
JUNE 30, 2016
(unaudited)

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
In addition to the covenants above, after 36 months from the date of an initial advance on any property, the property must satisfy debt service coverage requirements. This covenant will go into effect during the three months ended December 31, 2016.
The Company was in compliance with all loan covenants at June 30, 2016.

The Company has $169,000 and $389,000 of deferred finance costs included in prepaid expenses and other assets on the consolidated balance sheets related to the Bank of America Credit Facility as of June 30, 2016 and December 31, 2015, respectively, which is being amortized over the term of the debt. During the three months ended June 30, 2016 and 2015, $150,000 and $131,000, respectively, of amortization of deferred finance costs was included in interest expense related to this facility. During the six months ended June 30, 2016 and 2015, $220,000 and $187,000, respectively, of amortization of deferred finance costs was included in interest expense related to this facility. Estimated amortization of the existing deferred financing costs is $169,000 for the 12-month period ending June 30, 2017 and none thereafter.
Principal payments required by the credit facility for the 12-month period ending June 30, 2017 are approximately $5.4 million and none thereafter.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the six months ended June 30, 2016 (in thousands):

Net unrealized loss on derivatives
January 1, 2016	$(440)
Reclassification adjustment for realized loss on designated derivative	72
Unrealized loss on designated derivatives	(23)
June 30, 2016	$(391)

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders of RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control our Advisor and will control all of the shares currently held by RAI.
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The pool for the property insurance covers losses up to $2.5 million and the pool for the general liability covers losses

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

up to the first $50,000 per incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. In the three and six months ended June 30, 2016, the Company paid $1.7 million into the insurance pools.
Internal audit. RAI performs internal audit services for the Company.

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
JUNE 30, 2016
(unaudited)

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
The following table presents the Company's amounts payable to/receivable from related parties (in thousands):

	June 30, 2016	December 31, 2015
Due from related parties:
RAI and affiliates	$2,004	$1,421

Due to related parties:
Advisor:
Operating expense reimbursements	$—	$286

Resource Real Estate Opportunity Manager, LLC:
Property management fees	882	440
Other reimbursements	581	459

Other	14	—
	$1,477	$1,185

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The following table presents the Company's fees earned/expenses paid to related parties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$3,687	$8	$5,169
Asset management fees (2)	$2,674	$2,461	$5,381	$4,709
Disposition fees (3)	$220	$270	$413	$1,031
Debt financing fees (4)	$—	$474	$—	$670
Overhead allocation (5)	$1,130	$934	$2,405	$1,822
Internal audit (5)	$—	$7	$—	$14

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,315	$1,131	$2,605	$2,238
Construction management fees (6)	$250	$483	$492	$839
Information technology fees (5)	$107	$83	$216	$166
Operating expense reimbursements (7)	$62	$76	$130	$143
Debt servicing fees (2)	$10	$20	$14	$25

Other:
Ledgewood (5)	$20	$83	$30	$144
Graphic Images (5)	$60	$19	$60	$22

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive loss.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive loss.

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive loss.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive loss.

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive loss.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
As of June 30, 2016, the Company had issued shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	7,777,113	77,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	73,674,067	$712,114
Shares redeemed	(2,178,618)
Total shares outstanding as of June 30, 2016	71,495,449

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of June 30, 2016 and December 31, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
JUNE 30, 2016
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
Redemption of Securities
During the three and six months ended June 30, 2016, the Company redeemed 1,116,740 and 1,462,083 of its common shares, respectively. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three and six months ended June 30, 2016.
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
Distributions
For the six months ended June 30, 2016, the Company paid aggregate distributions of $21.5 million, including $7.1 million of distributions paid in cash and $14.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
	$0.30		$14,407	$7,105	$21,512

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
JUNE 30, 2016
(unaudited)

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
Derivatives (interest rate caps) which are reported at fair value in the consolidated balance sheets in prepaid expenses and other assets are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors (Level 2).
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Interest rate caps	$—	$5	$—	$5
	$—	$5	$—	$5

December 31, 2015
Assets:
Interest rate caps	$—	$32	$—	$32
	$—	$32	$—	$32

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The carrying and fair values of the Company’s loans held for investment, net, preferred equity investments, mortgage note payable-outstanding borrowings, mortgage note payable -included in other liabilities associated with rental properties held for sale and credit facilities were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Loan held for investment, net	$764	$1,151	$757	$1,151

Preferred equity investment	$—	$—	$3,886	$3,908

Mortgage notes payable- outstanding borrowings	$(541,561)	$(535,783)	$(595,384)	$(573,693)

Mortgage note payable- included in other liabilities associated with rental properties held for sale	$—	$—	$(16,443)	$(16,597)

Credit facility	$(5,394)	$(5,394)	$(21,894)	$(21,894)
The fair values of the loan held for investment, net and preferred equity investment were estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).
The fair value of the credit facility equals the carrying amounts because the variable interest rate is considered a market rate (Level 3).

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of eight interest rate caps that were designated as cash flow hedges during 2013, 2014, 2015 and 2016. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2016
(unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2016 and the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company had a loss of $72,388 due to hedge ineffectiveness related to the sale of the Ivy at Clear Creek.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	8	$119,863	January 1, 2018 to May 3, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments as well as their classification in prepaid expenses and other assets on the Balance Sheet as of June 30, 2016 and December 31, 2015 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Interest rate caps	$5	Interest rate caps	$32	—	$—	—	$—

NOTE 15 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2016 were in compliance with the charter imposed limitation.

NOTE 16 - SUBSEQUENT EVENTS
On July 8, 2016, the Company sold the Nesbit Palisades, located in Alpharetta, Georgia, for $45.5 million. In conjunction with the sale, the Company paid off the outstanding mortgage loan secured by the property. The Company expects to record a gain on the sale during the three months ended September 30, 2016.
On July 21, 2016, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: July 28, 2016, August 30, 2016 and September 29, 2016. Such distributions were or are to be paid on July 29, 2016, August 31, 2016 and September 30, 2016. .
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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At June 30, 2016, we held approximately 39% of our total assets in categories (i) and 61% of our total assets in category (ii).
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
Results of Operations
 As of June 30, 2016, we owned interests in a total of 31 multifamily properties. During the three and six months ended June 30, 2016, we disposed of our interests in two and five properties, respectively. Since our inception, we have acquired interests in 48 multifamily properties, representing 13,532 units. As of June 30, 2016, we had sold our interests in 17 of those properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Revenues:
Rental income	$30,357	$28,250
Interest and dividend income	364	162
Total revenues	30,721	28,412

Expenses:
Rental operating - expenses	7,251	7,857
Rental operating- payroll	3,731	3,974
Rental operating- real estate taxes	3,401	3,438
Subtotal - Rental operating expenses	14,383	15,269
Acquisition costs	—	4,108
Management fees	4,032	3,719
General and administrative	2,980	3,359
Loss on disposal of assets	144	1,372
Provision for loan loss	—	130
Depreciation and amortization expense	10,945	12,059
Total expenses	32,484	40,016
Loss before other income (expense)	(1,763)	(11,604)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	9,701	4,376
Interest expense	(5,582)	(5,408)
Insurance proceeds in excess of cost basis	71	160
Total other income (expense)	4,190	(872)

Net income (loss)	2,427	(12,476)
Net (income) loss attributable to noncontrolling interests	(25)	192
Net income (loss) attributable to stockholders	$2,402	$(12,284)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 29 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended			For the three months ended
	June 30, 2016			June 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$25,839	$4,518	$30,357	$22,801	$5,449	$28,250
Interest and dividend income	4	360	364	5	157	162
Total revenues	25,843	4,878	30,721	22,806	5,606	28,412

Expenses:
Rental operating - expenses	6,247	1,004	7,251	6,391	1,466	7,857
Rental operating - payroll	3,263	468	3,731	3,311	663	3,974
Rental operating- real estate taxes	2,868	533	3,401	2,980	458	3,438
Subtotal- Rental operating expenses	12,378	2,005	14,383	12,682	2,587	15,269
Acquisition costs	—	—	—	1	4,107	4,108
Management fees	1,147	2,885	4,032	1,016	2,703	3,719
General and administrative	1,088	1,892	2,980	1,067	2,292	3,359
Loss on disposal of assets	117	27	144	219	1,153	1,372
Provision for loan loss	—	—	—	—	130	130
Depreciation and amortization expense	9,612	1,333	10,945	9,857	2,202	12,059
Total expenses	24,342	8,142	32,484	24,842	15,174	40,016
Income (loss) before other income (expense)	1,501	(3,264)	(1,763)	(2,036)	(9,568)	(11,604)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	9,701	9,701	—	4,376	4,376
Interest expense	(4,491)	(1,091)	(5,582)	(4,342)	(1,066)	(5,408)
Insurance proceeds in excess of cost basis	71	—	71	160	—	160
Total other income (expense)	(4,420)	8,610	4,190	(4,182)	3,310	(872)

Net (loss) income	(2,919)	5,346	2,427	(6,218)	(6,258)	(12,476)
Net (income) loss attributable to noncontrolling interests	—	(25)	(25)	—	192	192
Net (loss) income attributable to stockholders	$(2,919)	$5,321	$2,402	$(6,218)	$(6,066)	$(12,284)

(Back to Index)

(Back to Index)

Revenues: The $3.0 million increase in rental income for the 29 properties we owned during both the three months ended June 30, 2016 and the three months ended June 30, 2015 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental Increase (in thousands)	Increase/(Decrease) In Occupancy	Increase In Effective Monthly Revenue Per Unit (in dollars)
Maxwell Townhomes	$306	22.0%	$98
Meridian Pointe	306	19.2%	91
The Estates at Johns Creek	264	2.0%	206
Calloway at Las Colinas	258	10.0%	65
The Nesbit Palisades	238	11.7%	73
The Westside Apartments	192	8.2%	72
Tech Center Square	177	17.3%	127
Verona Apartment Homes	148	5.2%	136
Trailpoint at The Woodlands	119	9.0%	48
Perimeter Circle	112	3.0%	168
Perimeter 5550	109	8.0%	137
Sunset Ridge	105	3.0%	87
Skyview Apartment Homes	101	5.0%	108
All other, net	603	25.3%	42
	$3,038
Interest and dividend income increased by $202,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to an exit fee received in conjunction with the payoff of the Spring Hill investment on June 6, 2016.
Expenses: Our total rental operating expenses for the 29 properties we owned during both the three months ended June 30, 2016 and the three months ended June 30, 2015 decreased by $304,000 primarily due to lower insurance costs. Rental operating expenses for the all other category decreased by $582,000 primarily due to the sale of properties in 2015 and 2016.
Acquisition costs decreased by $4.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, as we purchased no properties during the three months ended June 30, 2016.
Management fees increased by $313,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily related to the increase in the asset management fee paid to the Advisor due to additional property acquisitions during 2015. In June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
Loss on the disposal of assets decreased by $1.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, were as follows (in thousands):

	Properties owned both periods	All other	Total
Depreciation	903	(518)	385
Amortization of intangibles	(1,148)	(351)	(1,499)
	(245)	(869)	(1,114)

(Back to Index)

(Back to Index)

The overall decrease in depreciation and amortization for properties owned both periods was due to amortization no longer being taken on intangible assets. The decrease in depreciation and amortization in the all other category was due to the sale of our interests in six properties subsequent to June 30, 2015.

Net gains on dispositions of properties and joint venture interests included in other income (expense) increased by $5.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, which reflects the sale and deconsolidation of two properties during the three months ended June 30, 2016 as compared to the sale of one property, along with two immaterial adjustments on prior quarter sales, during the three months ended June 30, 2015, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	$17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	$7,514	4,096
			$25,014	$9,701

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	(1)
The Redford Apartments	Houston, Texas	February 27, 2015	$32,959	(9)
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	$13,500	4,386
			$57,509	$4,376
Interest expense increased by $174,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, as a result of the three additional mortgages either entered into or assumed during or after the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2016 also includes $81,000 of amortization of deferred finance fees related to the sale of Affinity at Winter Park.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015:
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Revenues:
Rental income	$60,748	$55,821
Interest and dividend income	529	325
Total revenues	61,277	56,146

Expenses:
Rental operating - expenses	14,860	15,792
Rental operating- payroll	7,588	8,181
Rental operating- real estate taxes	7,027	6,456
Subtotal - Rental operating expenses	29,475	30,429
Acquisition costs	—	5,809
Management fees	8,087	7,180
General and administrative	6,495	6,881
Loss on disposal of assets	286	2,481
Provision for loan loss	—	130
Depreciation and amortization expense	22,339	22,356
Total expenses	66,682	75,266
Loss before other income (expense)	(5,405)	(19,120)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	27,456	33,551
Interest expense	(11,355)	(10,275)
Insurance proceeds in excess of cost basis	211	407
Total other income (expense)	16,312	23,683

Net income	10,907	4,563
Net (income) loss attributable to noncontrolling interests	(6,306)	181
Net income attributable to stockholders	$4,601	$4,744

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 27 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the six months ended June 30, 2016 and 2015 (in thousands):

	For the six months ended			For the six months ended
	June 30, 2016			June 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$47,482	$13,266	$60,748	$41,820	$14,001	$55,821
Interest and dividend income	1	528	529	2	323	325
Total revenues	47,483	13,794	61,277	41,822	14,324	56,146

Expenses:
Rental operating - expenses	12,018	2,842	14,860	11,471	4,321	15,792
Rental operating - payroll	6,029	1,559	7,588	6,310	1,871	8,181
Rental operating- real estate taxes	5,388	1,639	7,027	5,271	1,185	6,456
Subtotal- Rental operating expenses	23,435	6,040	29,475	23,052	7,377	30,429
Acquisition costs	—	—	—	—	5,809	5,809
Management fees	2,109	5,978	8,087	1,865	5,315	7,180
General and administrative	1,947	4,548	6,495	1,875	5,006	6,881
Loss on disposal of assets	230	56	286	398	2,083	2,481
Provision for loan loss	—	—	—	—	130	130
Depreciation and amortization expense	18,015	4,324	22,339	17,620	4,736	22,356
Total expenses	45,736	20,946	66,682	44,810	30,456	75,266
Income (loss) before other income (expense)	1,747	(7,152)	(5,405)	(2,988)	(16,132)	(19,120)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	27,456	27,456	—	33,551	33,551
Interest expense	(8,228)	(3,127)	(11,355)	(8,120)	(2,155)	(10,275)
Insurance proceeds in excess of cost basis	211	—	211	407	—	407
Total other income (expense)	(8,017)	24,329	16,312	(7,713)	31,396	23,683

Net (loss) income	(6,270)	17,177	10,907	(10,701)	15,264	4,563
Net (income) loss attributable to noncontrolling interests	—	(6,306)	(6,306)	—	181	181
Net (loss) income attributable to stockholders	$(6,270)	$10,871	$4,601	$(10,701)	$15,445	$4,744

(Back to Index)

(Back to Index)

Revenues: The $5.7 million increase in rental income for the 27 properties we owned during both the six months ended June 30, 2016 and the six months ended June 30, 2015 reflects implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental Increase (in thousands)	Increase/(Decrease) In Occupancy	Increase In Effective Monthly Revenue Per Unit (in dollars)
Maxwell Townhomes	$680	25.5%	103
Meridian Pointe	644	20.3%	101
The Nesbit Palisades	501	11.5%	93
The Westside Apartments	445	9.6%	86
The Estates at Johns Creek	418	0.3%	186
Calloway at Las Colinas	342	4.9%	63
Tech Center Square	302	14.0%	117
Trailpoint at the Woodlands	283	10.6%	57
Verona Apartment Homes	259	3.2%	135
Skyview Apartment Homes	205	3.5%	123
Perimeter Circle	201	2.5%	154
Perimeter 5550	189	8.8%	97
Chisholm Place	165	8.3%	100
Retreat at Rocky Ridge	157	9.3%	54
Sunset Ridge	135	(0.9)%	88
Retreat at Shawnee	123	4.8%	28
Williamsburg	107	0.6%	15
All other, net	506	12.5%	33
	$5,662
Interest and dividend income increased by $204,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to an exit fee received in conjunction with the payoff of the Spring Hill investment on June 6, 2016.
Expenses: Our total rental operating expenses for the 27 properties we owned during both the six months ended June 30, 2016 and the six months ended June 30, 2015 increased by $383,000 and was comprised primarily of increased casualty losses. Rental operating expenses for the all other category decreased by $1.3 million primarily due to the sale of properties in 2015 and 2016.
Acquisition costs decreased by $5.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as we purchased no properties during the six months ended June 30, 2016.
Management fees increased by $907,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily related to the increase in the asset management fee paid to the Advisor due to additional property acquisitions during 2015. In June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
Loss on the disposal of assets decreased by $2.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, were as follows (in thousands):

(Back to Index)

(Back to Index)

	Properties owned both periods	All other	Total
Depreciation	2,295	439	2,734
Amortization of intangibles	(1,900)	(851)	(2,751)
	395	(412)	(17)

The overall increase in depreciation for properties owned both periods is due to the additional $25.6 million in capital improvements made during the periods in accordance with our planned renovations.
Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $6.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to the sale of five properties during the six months ended June 30, 2016 as compared to the sale of five properties during the six months ended June 30, 2015, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Gain on Sale
2016 Dispositions:
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	$19,400	$6,792
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
Conifer Place	Norcross, Georgia	January 27, 2016	42,500	9,897
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
			$94,504	$27,456

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
			$82,259	$33,551
The gain on sale of Conifer Place includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, as a result of the five additional mortgages either entered into or assumed during or after the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2016 also includes $133,000 of amortization of deferred finance fees and $72,000 realized loss on the change in the fair value of the interest rate cap related to the sale of the Ivy at Clear Creek, as well as $81,000 of amortization of deferred finance fees related to the sale of Affinity at Winter Park.
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

(Back to Index)

(Back to Index)

Capital Expenditures
We deployed a total of $13.3 million during the six months ended June 30, 2016 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2016 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
Property	June 30, 2016
South Lamar Village	$1,524	$1,409
Heritage Pointe	1,458	5,507
Yorba Linda	1,356	8,211
Calloway at Las Colinas	1,255	3,644
The Estates At Johns Creek	1,020	879
All other properties	6,678	13,331
	$13,291

Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering.
We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.83 per share.
Gross offering proceeds
As of June 30, 2016, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	7,777,113	77,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	73,674,067	$712,114
Shares redeemed	(2,178,618)
Total shares outstanding at June 30, 2016	71,495,449

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facility
The following is a summary of our credit facility:

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three months ended June 30,		Six Months Ended June 30,
Lender	June 30, 2016		December 31, 2015				2016	2015	2016	2015
Bank of America	$5,394	$15,500	$21,894	5/23/2017	LIBOR plus 3%	3.47%	3.40%	3.19%	3.43%	3.21%

(Back to Index)

(Back to Index)

Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $42.0 million and are guaranteed by us. We were in compliance with all covenants under this facility as of June 30, 2016.
Mortgage Debt

	June 30, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,398	$—	$(197)	$15,201	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,065	—	(116)	7,949	8,148	—	(131)	8,017
Deerfield	10,439	—	(142)	10,297	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,852	—	(240)	18,612	19,013	—	(257)	18,756
Verona Apartment Homes	22,176	—	(148)	22,028	22,402	—	(179)	22,223
Skyview Apartment Homes	17,907	—	(123)	17,784	18,089	—	(148)	17,941
The Nesbit Palisades	20,298	—	(290)	20,008	20,298	—	(309)	19,989
Maxwell Townhomes	13,728	—	(152)	13,576	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	4,040	—	—	4,040	4,111	—	—	4,111
Pheasant Run	6,250	71	(15)	6,306	6,250	100	(20)	6,330
Retreat of Shawnee	12,993	124	(33)	13,084	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,330	112	(107)	27,335	27,548	123	(120)	27,551
Pines of York	15,134	(331)	(63)	14,740	15,267	(363)	(69)	14,835
The Estates at Johns Creek	50,000	—	(465)	49,535	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(153)	11,434	11,587	—	(163)	11,424
Perimeter Circle	17,478	—	(172)	17,306	17,657	—	(202)	17,455
Perimeter 5550	13,795	—	(143)	13,652	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,572	—	(299)	23,273	23,772	—	(328)	23,444
Sunset Ridge 1	19,913	295	(234)	19,974	20,121	329	(261)	20,189
Sunset Ridge 2	2,975	40	(30)	2,985	3,002	45	(34)	3,013
Calloway at Las Colinas	35,414	—	(339)	35,075	35,740	—	(372)	35,368
South Lamar Village	12,560	—	(158)	12,402	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(348)	25,932	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(761)	66,739	67,500	—	(860)	66,640
Villages at Bonita Glen	27,089	2,121	(364)	28,846	27,265	2,276	(391)	29,150
Stone Ridge	5,288	—	(142)	5,146	5,350	—	(153)	5,197
The Westside Apartments	23,000	—	(273)	22,727	23,000	—	(351)	22,649
Tech Center Square	12,500	—	(213)	12,287	12,500	—	(159)	12,341
	$541,561	$2,432	$(5,720)	$538,273	$595,384	$2,674	$(6,513)	$591,545

(Back to Index)

(Back to Index)

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8.
At June 30, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.56%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (50% as of June 30, 2016). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2016 did not exceed the charter imposed limitation.
Distributions
For the six months ended June 30, 2016, we paid aggregate distributions of $21.5 million, including $7.1 million of distributions paid in cash and $14.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
	$0.30		$14,407	$7,105	$21,512

(Back to Index)

(Back to Index)

Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three and six months ended June 30, 2016 (dollars in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities- QTD	Cash Provided By Operating Activities- YTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid	Amount Paid from Dispositions/Percent of Total Distributions Paid
First Quarter	$3,490	$7,256	$10,746	$4,884	$4,884	$10,746	$0.05	$4,884 / 45%	—	$5,862/ 55%
Second Quarter	$3,615	$7,151	$10,766	$3,788	$8,672	$10,766	$0.05	$3,788 / 35%	—	$6,978 / 65%
Our net income attributable to common stockholders' for the six months ended June 30, 2016 was $4.6 million and net cash provided by operating activities of continuing operations was $7.5 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2016 were $113.2 million and $95.9 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders – GAAP	$2,402	$(12,284)	$4,601	$4,744
Net gains on dispositions of properties and joint venture interests	(9,701)	(4,376)	(21,233)	(33,551)
Depreciation expense	10,917	10,118	22,059	18,753
FFO attributable to common stockholders	3,618	(6,542)	5,427	(10,054)
Adjustments for straight-line rents (1)	14	16	—	16
Amortization of intangible lease assets	4	1,504	220	2,972
Realized loss on change in fair value of interest rate cap	—	—	72	—
Debt premium amortization	(122)	(128)	(242)	(253)
Acquisition costs	—	4,108	—	5,809
MFFO attributable to common stockholders	$3,514	$(1,042)	$5,477	$(1,510)
Net gains on dispositions of properties and joint venture interests	9,701	4,376	21,233	33,551
AFFO attributable to common stockholders	$13,215	$3,334	$26,710	$32,041

Basic and diluted income per common share - GAAP	$0.03	$(0.18)	$0.06	$0.07
FFO per common share	$0.05	$(0.09)	$0.08	$(0.14)
MFFO per common share	$0.05	$(0.01)	$0.08	$(0.02)
AFFO per common share	$0.18	$0.05	$0.37	$0.46

Weighted average shares outstanding	72,005	70,107	71,862	69,798

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
Off-Balance Sheet Arrangements
As of December 31, 2015, we were obligated to fund up to an additional $1.1 million for the Spring Hill preferred equity investment in increments of $150,000 upon request as long as no triggering event had occurred. However, this investment was repaid in full on June 6, 2016 and we are no longer obligated to fund additional sums. We did not have any other off-balance sheet arrangements or obligations.

(Back to Index)

Subsequent Events
On July 8, 2016, we sold the Nesbit Palisades, located in Alpharetta, Georgia, for $45.5 million. In conjunction with the sale, we paid off the outstanding mortgage loan secured by the property. We expect to record a gain on the sale during the three months ended September 30, 2016.
On July 21, 2016, our Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: July 28, 2016, August 30, 2016 and September 29, 2016. Such distributions were or are to be paid on July 29, 2016, August 31, 2016 and September 30, 2016.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of eight interest rate caps that were designated as cash flow hedges during 2013, 2014, 2015 and 2016. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of June 30, 2016 and December 31, 2015, we had $218.2 million and $282.0 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the six months ended June 30, 2016 and the year ended December 31, 2015, our annual interest expense would have increased by approximately $2.5 million and $2.2 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. Fixed rate mortgage notes payable with an aggregate carrying value of $328.8 million and $351.6 million at June 30, 2016 and December 31, 2015, respectively, had an estimated aggregate fair value of $342.0 million and $359.7 million, respectively, computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2016 and December 31, 2015, the fair value of this fixed rate debt would have decreased by $12.8 million and $14.0 million, respectively.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2016 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended June 30, 2016, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2016	47,331	$10.83	47,331	(2)
May 2016	—	$—	—	(2)
June 2016	1,069,409	$10.83	1,069,409	(2)
	1,116,740

(1)
All redemptions of equity securities in the three months ended June 30, 2016 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended June 30, 2016.

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

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1	Form of Distribution Reinvestment Plan Enrollment Form (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 15, 2016	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 15, 2016	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)