Form 10-Q
period 2016-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2016-11-14
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 8, 2016, there were 71,845,514 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments:
Rental properties, net	$846,980	$916,498
Other investments	767	4,643
Identified intangible assets, net	150	374
Assets held for sale - rental properties, net	—	69,350
Total investments	847,897	990,865

Cash	118,490	78,442
Restricted cash	9,986	9,987
Due from related parties	1,756	1,421
Tenant receivables, net	199	211
Deposits	249	230
Prepaid expenses and other assets	3,516	2,227
Goodwill	711	1,231
Other assets associated with rental properties held for sale	—	81
Total assets	$982,804	$1,084,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$551,328	$591,545
Credit facility	—	21,894
Accounts payable	3,628	1,583
Accrued expenses and other liabilities	6,357	7,932
Accrued real estate taxes	7,979	6,856
Due to related parties	1,254	1,185
Tenant prepayments	1,003	1,212
Security deposits	2,426	2,626
Other liabilities associated with rental properties held for sale	—	16,763
Total liabilities	573,975	651,596

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 74,327,073 and 72,333,652 shares issued, respectively; and 71,628,719 and 71,617,117 shares outstanding, respectively)	716	716
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	638,434	638,335
Accumulated other comprehensive loss	(378)	(440)
Accumulated deficit	(231,370)	(213,366)
Total stockholders’ equity	407,403	425,246
Noncontrolling interests	1,426	7,853
Total equity	408,829	433,099
Total liabilities and equity	$982,804	$1,084,695

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$28,524	$30,693	$89,272	$86,514
Interest and dividend income	51	152	580	477
Total revenues	28,575	30,845	89,852	86,991

Expenses:
Rental operating - expenses	6,308	9,328	21,168	25,120
Rental operating - payroll	3,578	4,335	11,166	12,516
Rental operating - real estate taxes	2,832	3,543	9,859	9,999
Subtotal - Rental operating expenses	12,718	17,206	42,193	47,635
Acquisition costs	—	—	—	5,809
Management fees	3,811	4,126	11,898	11,306
General and administrative	2,747	3,271	9,242	10,152
Loss on disposal of assets	334	337	620	2,818
Provision for loan loss	—	—	—	130
Depreciation and amortization expense	10,828	13,108	33,167	35,464
Total expenses	30,438	38,048	97,120	113,314
Loss before other income (expense)	(1,863)	(7,203)	(7,268)	(26,323)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	17,601	2,490	45,057	36,041
Interest expense	(6,154)	(5,949)	(17,509)	(16,224)
Insurance proceeds in excess of cost basis	53	—	264	407
Total other income (expense)	11,500	(3,459)	27,812	20,224

Net income (loss)	9,637	(10,662)	20,544	(6,099)
Net (income) loss attributable to noncontrolling interests	—	43	(6,306)	224
Net income (loss) attributable to stockholders	$9,637	$(10,619)	$14,238	$(5,875)

Net income (loss)	$9,637	$(10,662)	$20,544	$(6,099)
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on derivative due to sale	33	—	105	—
Designated derivatives, fair value adjustments	(20)	(48)	(43)	(173)
Total other comprehensive (loss) income	13	(48)	62	(173)
Comprehensive income (loss)	9,650	(10,710)	20,606	(6,272)
Comprehensive (income) loss attributable to noncontrolling interests	—	43	(6,306)	224
Total comprehensive income (loss) attributable to stockholders	$9,650	$(10,667)	$14,300	$(6,048)

Weighted average common shares outstanding	71,621	70,724	71,781	70,110
Basic and diluted income per common share:
Net income (loss) per common share	$0.14	$(0.15)	$0.20	$(0.08)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2016	71,617	$716	50	$1	$638,335	$(440)	$(213,366)	$425,246	$7,853	$433,099
Common stock issued through distribution reinvestment plan	1,994	20	—	—	21,460	—	—	21,480	—	21,480
Distributions on common stock	—	—	—	—	—	—	(32,242)	(32,242)	—	(32,242)
Common stock redemptions	(1,982)	(20)	—	—	(21,361)	—	—	(21,381)	—	(21,381)
Other comprehensive income	—	—	—	—	—	62	—	62	—	62
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Net income	—	—	—	—	—	—	14,238	14,238	6,306	20,544
Balance at September 30, 2016	71,629	$716	50	$1	$638,434	$(378)	$(231,370)	$407,403	$1,426	$408,829

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$20,544	$(6,099)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of assets	620	2,818
Casualty losses	324	1,081
Provision for loan loss	—	130
Loss on extinguishment of debt	854	—
Net gains on dispositions of properties and joint venture interests	(45,057)	(36,041)
Depreciation and amortization	33,167	35,464
Amortization of deferred financing costs	1,758	1,378
Amortization of debt premium (discount)	(364)	(602)
Realized loss on change in fair value of interest rate cap	105	—
Accretion of discount and direct loan fees and costs	(33)	(29)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,860)	(1,828)
Tenant receivables, net	(55)	214
Deposits	(52)	(10)
Prepaid expenses and other assets	(954)	377
Due to/from related parties, net	(408)	215
Accounts payable and accrued expenses	(369)	2,665
Tenant prepayments	(153)	(176)
Security deposits	156	97
Net cash provided by (used in) operating activities	8,223	(346)
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	80,173	60,258
Property acquisitions	—	(96,953)
Insurance proceeds received for casualty losses	1,916	—
Acquisition of preferred equity interest	(408)	—
Resolution of preferred equity interest	4,300	—
Capital expenditures	(20,213)	(29,230)
Restricted cash	655	(454)
Principal payments received on loans held for investment	17	596
Net cash provided by (used in) investing activities	66,440	(65,783)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2016	2015
Cash flows from financing activities:
Redemptions of common stock	$(21,381)	$(3,943)
Payment of deferred financing costs	(1,670)	(402)
Increase in borrowings on mortgages	110,690	26,280
Principal payments on borrowings on mortgages	(80,403)	(4,419)
Proceeds from borrowings on credit facility	12,500	32,918
Payments on credit facility	(34,394)	(20,288)
Distributions paid on common stock	(10,762)	(9,842)
Contributions of noncontrolling interests	—	151
Purchase of interest rate caps	(75)	(90)
Distributions to noncontrolling interests	(9,120)	—
Net cash (used in) provided by financing activities	(34,615)	20,365
Net increase (decrease) in cash	40,048	(45,764)
Cash at beginning of period	78,442	140,129
Cash at end of period	$118,490	$94,365

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 to purchase a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) has been engaged to manage the day-to-day operations of the Company.
On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc. ("Resource Securities"), the Company's dealer manager, and Resource Real Estate Opportunity Manager, LLC, the Company's property manager; C-III also controls all of the shares of common stock held by RAI.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2015 and 2014, the Company issued 5.3 million additional shares for $51.9 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2016, the Company additionally issued 2.0 million shares for $21.5 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA
		8,498
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)(f)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(c)(f)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)(f)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)(f)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)(f)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)(f)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(d)(f)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	(b)(c)(f)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(c)(f)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(d)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(d)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(d)	N/A	N/A

N/A - Not Applicable
(a) - Subsidiary holds a portion of the Williamsburg parking lot
(b) - Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC
(c) - Underlying investment sold prior to 2016
(d) - Underlying investment sold in 2016
(e) - Underlying investment resolved in 2016
(f) - Subsidiary was dissolved prior to September 30, 2016
All intercompany accounts and transactions have been eliminated in consolidation.
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
SEPTEMBER 30, 2016
(unaudited)

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
(3) On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. (See Note 6)

The Company's preferred equity investment was a VIE for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of investee that were considered most significant.  The preferred equity investment was sold during 2016 and the Company has no further continuing involvement with the investee. Additional information with respect to the preferred equity investment is disclosed in Note 5.

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. At December 31, 2015, the Company had three rental properties included in assets held for sale. At September 30, 2016, the Company had no rental properties included in assets held for sale.
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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Resource Real Estate Opportunity Manager, LLC (the “Manager”), an affiliate of the Advisor, earns a construction management fee of 5% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property. These costs are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.
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
SEPTEMBER 30, 2016
(unaudited)

operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges during the three and nine months ended September 30, 2016 and 2015.
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
SEPTEMBER 30, 2016
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
Debt Modification and Extinguishment
During the nine months ended September 30, 2016, the Company refinanced four loans.  A refinancing transaction in which the issuance of new debt with a new lender and the concurrent satisfaction of an existing loan with an unrelated lender is considered an extinguishment.  An exchange of debt instruments with the same lender with substantially different terms is also considered an extinguishment.  However,  if the terms are not substantially different, then the exchange is considered a modification.

The Company calculates the change in the present values of the old debt instruments and the new debt instruments to determine if the terms were substantially different.  If the financing transactions is determined to be a extinguishment, the old debt is derecognized and the new debt is recorded at fair value.  Unamortized deferred loan costs and new fees paid to the lender are expensed and fees paid to third parties on the new debt are capitalized.  If the financing transaction is determined to be a modification, unamortized loan costs  and new fees paid to the lender continue to be amortized over the new term and fees paid to third parties are expensed.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $57.6 million and $152,000 for the 12 month periods ending September 30, 2017 and 2018, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $341,000, $226,000, $151,000, $95,000, $7,000, and $0 for the 12 month periods ending September 30, 2017, 2018, 2019, 2020, 2021, and thereafter, respectively.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $2.7 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. Total other income included within rental income was $8.3 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Tenant Receivables
Tenant receivables are stated in the financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At September 30, 2016 and December 31, 2015, there were allowances for uncollectible receivables of $4,500 and $24,100, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of September 30, 2016 and December 31, 2015, the Company had no TRSs.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2012 and prior.
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 12) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2016 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The Company has reclassified $406,000 and $1.4 million of payroll expenses from General and Administrative to Rental Operating for the three and nine months ended September 30, 2015, respectively. The impact of the reclassifications made to prior year amounts are not material and did not affect net income.
In accordance with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Company has reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable. In addition, deferred finance costs related to the Company's credit facility were reclassified from deferred financing costs to prepaid and other assets (See Note 9).
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
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. On January 1, 2016, the Company adopted ASU No. 2015-02 and the adoption did not have a significant impact on the Company's consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. On January 1, 2016, the Company adopted ASU No. 2015-03. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. The Company has reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In August 2015, FASB issued ASU No. 2015-15, "Interest - Imputation of Interest", which clarifies that debt issuance costs associated with line of credit arrangements may continue to be accounted for as assets and not as a direct deduction from the carrying amount of the debt liabilities. On January 1, 2016, the Company adopted ASU No. 2015-15. Upon adoption, deferred finance costs related to the Company's credit facility were reclassified to prepaid expenses and other assets (See Note 9).
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. On January 1, 2016, the Company adopted ASU No. 2015-16 and the adoption had no impact on its consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial statements.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. ASU No. 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.
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
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  ASU No. 2016-15 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-15 to have a significant impact on its consolidated cash flows.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$21,480	$21,689
Deferred financing costs and escrow deposits funded directly by mortgage notes and credit facility	933	10,709

Non-cash activity related to sales:
Deconsolidation of subsidiary and removal of related mortgage note payable and non-controlling interest	35,152	—
Mortgage notes payable settled with proceeds from sale of property	55,720	—

Assets and liabilities assumed in acquisitions:
Mortgage notes payable and other liabilities assumed in acquisition of rental property	—	40,284

Cash paid during the period for:
Interest	$15,454	$15,172

NOTE 4 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2016	December 31, 2015
Land	$169,019	$180,533
Building and improvements	738,843	775,239
Furniture, fixtures and equipment	30,739	28,928
Construction in progress	5,337	2,949
	943,938	987,649
Less: accumulated depreciation	(96,958)	(71,151)
	$846,980	$916,498
Depreciation expense for the three and nine months ended September 30, 2016 was $10.8 million and $32.9 million, respectively, and for the three and nine months ended September 30, 2015 was $11.3 million and $30.6 million, respectively.
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
SEPTEMBER 30, 2016
(unaudited)

were reclassified to held for sale as of December 31, 2015 in the consolidated balance sheet. In January 2016, the Company deconsolidated the entity (see Note 6).
Loss on disposal of assets. During the three and nine months ended September 30, 2016, the Company recorded losses of $334,000 and $620,000, respectively. During the three and nine months ended September 30, 2015, the Company recorded losses of $337,000 and $2.8 million, respectively. All losses on disposals of assets were related to the replacement of appliances at its rental properties in conjunction with unit upgrades.
NOTE 5 - OTHER INVESTMENTS
The following table presents the Company's components of other investments (in thousands):

	September 30, 2016	December 31, 2015
Loan held for investment, net	$767	$757
Preferred equity investment, net	—	3,886
	$767	$4,643
Preferred equity investment:
On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. An unaffiliated limited liability company, Presidium AMC Spring Hill Venture, LLC, ("Presidium"), a Texas limited liability company, owned the common equity and acted as the managing member of the Investment Vehicle. In October 2015 and March 2016, the Company increased its investment by $800,000.
The Company was paid a dividend equal to 12% of the total amount invested, of which 7% was paid monthly and the remaining amount was accrued and was to be paid when the property cash flow allowed for the repayment. This investment was repaid in full on June 6, 2016. In conjunction with the payoff, the Company received an exit fee of $230,000, which is included in interest and dividend income in the Company's consolidated statement of operations.
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
The following table presents the aging of the Company’s remaining loan held for investment, net (in thousands):

	September 30, 2016	December 31, 2015
Current	$767	$757

Delinquent:
30−89 days	—	—
90−180 days	—	—
Greater than 180 days	—	—
	$767	$757

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents information about the credit quality of the Company’s remaining loan held for investment, net (in thousands):

	September 30, 2016	December 31, 2015

Performing	$767	$757
Nonperforming	—	—
Total	$767	$757
The following table presents details of the balance and terms of the Company's remaining loan held for investment at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Unpaid principal balance	$964	$981
Unamortized discount	(204)	(231)
Deferred expenses, net	7	7
Net book value	$767	$757

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 6 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Company's disposition and deconsolidation activity during the three and nine months ended September 30, 2016 and 2015 (in thousands):

				Net Gains on Dispositions of Properties and Joint Venture Interests
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended September 30, 2016	Nine months ended September 30, 2016
2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$—	$9,897
Champion Farms (2)	Louisville, Kentucky	January 29, 2016	7,590	—	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	—	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	—	5,605
Fieldstone (3)	Woodland, Ohio	June 30, 2016	7,514	—	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601	17,601
				$17,601	$45,057

2015 Dispositions:				Three months ended September 30, 2015	Nine months ended September 30, 2015
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$—	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	—	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	—	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	—	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	—	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490	2,490
				$2,490	$36,041

(1)    On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net gains on disposition of properties and joint venture interests includes $6.2 million attributable to noncontrolling interests.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2016	Nine months ended September 30, 2016
2016 Dispositions:
Conifer Place (1)	$—	$365	$—	$9,942
Champion Farms	—	220	—	1,125
The Ivy at Clear Creek	—	386	2	6,629
Affinity at Winter Park	2	1,010	(1)	5,747
Fieldstone	—	1,548	—	4,325
The Nesbit Palisades	167	2,615	17,273	17,742
	$169	$6,144	$17,274	$45,510

2015 Dispositions:	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
The Alcove Apartments	$—	$199	$9	$3,819
107th Avenue Apartments	—	3	—	50
The Redford Apartments	—	1,274	(18)	15,652
Cityside Apartments	—	701	(30)	10,280
One Hundred Chevy Chase	(6)	826	(80)	4,028
The Reserve at Mt. Moriah	361	1,156	2,279	2,234
	$355	$4,159	$2,160	$36,063

(1)    On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net income (loss) attributable to properties sold presented in table includes $6.3 million attributable to noncontrolling interests.

The following table presents a rollforward of the Company's activity in goodwill for the nine months ended September 30, 2016 (in thousands):

Balance, January 1, 2016	$1,231
Sale of Conifer Place, Champion Farms, and Fieldstone	(520)
Balance, September 30, 2016	$711

NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. As of September 30, 2016, all identified intangible assets related to apartment unit rental leases have been fully amortized. The net carrying value of the acquired in-place leases totaled $150,000 and $374,000 as of September 30, 2016 and December 31, 2015, respectively, net of accumulated amortization of $24.3 million and $28.4 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months and one month as of September 30, 2016 and December 31, 2015, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2016 was $4,000 and $224,000, respectively. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2015 was $1.9 million and $4.8 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents the Company's expected amortization for the antennae leases for the next five 12-month periods ending September 30, and thereafter (in thousands):

2017	$16
2018	16
2019	16
2020	16
2021	16
Thereafter	70
$150

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,312	$—	$(187)	$15,125	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,024	—	(109)	7,915	8,148	—	(131)	8,017
Deerfield	10,400	—	(133)	10,267	10,517	—	(159)	10,358
The Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,771	—	(231)	18,540	19,013	—	(257)	18,756
Verona Apartment Homes	32,970	—	(546)	32,424	22,402	—	(179)	22,223
Skyview Apartment Homes	28,400	—	(474)	27,926	18,089	—	(148)	17,941
The Nesbit Palisades	—	—	—	—	20,298	—	(309)	19,989
Maxwell Townhomes	13,666	—	(145)	13,521	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	4,002	—	—	4,002	4,111	—	—	4,111
Pheasant Run	6,250	57	(12)	6,295	6,250	100	(20)	6,330
Retreat of Shawnee	12,944	104	(28)	13,020	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,221	106	(102)	27,225	27,548	123	(120)	27,551
Pines of York	15,068	(315)	(59)	14,694	15,267	(363)	(69)	14,835
The Estates at Johns Creek	49,839	—	(435)	49,404	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(148)	11,439	11,587	—	(163)	11,424
Perimeter Circle	17,389	—	(157)	17,232	17,657	—	(202)	17,455
Perimeter 5550	13,724	—	(130)	13,594	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,472	—	(284)	23,188	23,772	—	(328)	23,444
Sunset Ridge 1	19,808	277	(221)	19,864	20,121	329	(261)	20,189
Sunset Ridge 2	2,962	38	(28)	2,972	3,002	45	(34)	3,013
Calloway at Las Colinas	35,252	—	(322)	34,930	35,740	—	(372)	35,368
South Lamar Village	12,498	—	(144)	12,354	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(338)	25,942	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(711)	66,789	67,500	—	(860)	66,640
Point Bonita Apartment Homes	27,000	2,043	(351)	28,692	27,265	2,276	(391)	29,150
Stone Ridge	5,258	—	(136)	5,122	5,350	—	(153)	5,197
The Westside Apartments	36,820	—	(201)	36,619	23,000	—	(351)	22,649
Tech Center Square	12,438	—	(205)	12,233	12,500	—	(159)	12,341
	$554,855	$2,310	$(5,837)	$551,328	$595,384	$2,674	$(6,513)	$591,545

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.82%	(1)(5)	$65	$16
Cannery Lofts	9/1/2020	3.83%	(1)(5)	40	26
Deerfield	11/1/2020	4.66%	(2)(5)	54	29
Trailpoint at the Woodlands	11/1/2023	2.94%	(1)(4)	69	67
Verona Apartment Homes	10/1/2026	2.89%	(1)(3)	110	38
Skyview Apartment Homes	10/1/2026	2.89%	(1)(3)	95	22
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	63
Pinehurst	1/1/2017	3.03%	(5)(6)	23	12
Pheasant Run	10/1/2017	5.95%	(2)(3)	31	15
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	4.46%	(2)(5)	80	37
The Estates at Johns Creek	7/1/2020	3.38%	(2)(3)	221	102
Chisholm Place	6/1/2024	2.92%	(1)(3)	40	38
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	2.41%	(1)(3)	90	44
Yorba Linda	6/1/2020	2.28%	(1)(3)	160	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	2.39%	(1)(5)	21	17
The Westside Apartments	9/1/2026	2.65%	(1)(3)	129	68
Tech Center Square	6/1/2023	3.11%	(1)(5)	53	25

(1)	Variable rate based on one-month LIBOR of 0.5311% (as of September 30, 2016) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	On January 1, 2016, this loan automatically extended for one year at a variable rate based on one-month LIBOR plus a fixed margin.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Fieldstone, Pinehurst, Pheasant Run, Retreat of Shawnee, Conifer Place, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2016 and 2015, interest expense was reduced by $122,000 and $228,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2016 and 2015, interest expense was reduced by $364,000 and $602,000, respectively, for the amortization of the premium or discount.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

As of September 30, 2016 and December 31, 2015, the Company had $10.0 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
The following table presents the Company's annual principal payments on the mortgage notes payable, excluding the amortization of the premium or discount, for each of the next five 12-month periods ending September 30, and thereafter (in thousands):

2017	$10,731
2018	26,314
2019	49,913
2020	127,002
2021	61,776
Thereafter	279,119
$554,855
The following table presents the Company's annual amortization of the premium or discount for each of the next five 12-month periods ending September 30, and thereafter (in thousands):

2017	$481
2018	366
2019	334
2020	329
2021	252
Thereafter	548
$2,310

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018, of which $6.9 million were completed at September 30, 2016.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan at September 30, 2016. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and periods thereafter.
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
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Westside Loan") with U.S. Bank National Association for $29.7 million.  The Company could draw the remaining $6.7 million when certain debt service coverage and loan to value criteria were met. Amounts repaid on the loan could not be reborrowed. The Company had provided a $6.5 million repayment guarantee. On September 1, 2016, the existing loan was repaid in full and was refinanced with a different lender.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

In addition to Tech Center Square and The Westside Apartments, the Company refinanced the loans on Verona Apartment Homes and Skyview Apartment Homes. As a result, $714,000 and $854,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2016 and September 30, 2015, $622,000 and $402,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2016 and September 30, 2015, $1.6 million and $1.1 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of both September 30, 2016 and December 31, 2015 was $2.4 million.  Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter, is as follows (in thousands):

2017	$1,194
2018	1,151
2019	1,085
2020	855
2021	526
Thereafter	1,026
$5,837
NOTE 9 - CREDIT FACILITY
The following table presents a summary of the Company's credit facility (in thousands, except percentages):

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis (1)	Current Interest Rate	Three months ended September 30,		Nine Months Ended September 30,
Lender	September 30, 2016		December 31, 2015				2016	2015	2016	2015
Bank of America	$—	$20,894	21,894	5/23/2017	LIBOR plus 3%	3.53%	3.47%	3.20%	3.44%	3.20%

(1)	Variable rate based on one-month LIBOR of 0.5311% (as of September 30, 2016).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by certain of the Company's properties with an aggregate value of $42.0 million as of September 30, 2016 and are guaranteed by the Company.  Weighted average borrowings for the three months ended September 30, 2016 and 2015 were $593,000 and $20.9 million, respectively. Weighted average borrowings for the nine months ended September 30, 2016 and 2015 were $9.0 million and $11.3 million, respectively.
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
SEPTEMBER 30, 2016
(unaudited)

In addition to the covenants above, after 36 months from the date of an initial advance on any property, the property must satisfy debt service coverage requirements. This covenant will go into effect during the three months ended December 31, 2016.
The Company was in compliance with all loan covenants at September 30, 2016.

The Company has $122,000 and $389,000 of deferred finance costs included in prepaid expenses and other assets on the consolidated balance sheets related to the Bank of America Credit Facility as of September 30, 2016 and December 31, 2015, respectively, which is being amortized over the term of the debt. During the three months ended September 30, 2016 and 2015, $48,000 and $70,000, respectively, of amortization of deferred finance costs was included in interest expense related to this facility. During the nine months ended September 30, 2016 and 2015, $268,000 and $257,000, respectively, of amortization of deferred finance costs was included in interest expense related to this facility. Estimated amortization of the existing deferred financing costs is $122,000 for the 12-month period ending September 30, 2017 and none thereafter.
As of September 30, 2016, there are no principal payments required by the credit facility for the 12-month period ending September 30, 2017.
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the nine months ended September 30, 2016 (in thousands):

Balance, January 1, 2016	$(440)
Reclassification adjustment for realized loss on designated derivative	105
Unrealized loss on designated derivatives	(43)
Balance, September 30, 2016	$(378)

NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
On September 8, 2016, RAI was acquired by C-III. As a result, C-III now controls the Advisor and all of the shares currently held by RAI.
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represents escrow funds held by RAI for self insurance. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The pool for the property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover property losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the nine months ended September 30, 2016, the Company paid $1.7 million into the insurance pools.
Internal audit. RAI performs internal audit services for the Company.

Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2016. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

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
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood, but as of September 8, 2016 is no longer the Chairman of RAI.  Until March 2006, an executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI, but as of September 8, 2016 is no longer an executive of RAI.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The following table presents the Company's amounts payable to/receivable from related parties (in thousands):

	September 30, 2016	December 31, 2015
Due from related parties:
RAI and affiliates	$1,756	$1,421

Due to related parties:
Advisor:
Operating expense reimbursements	$—	$286

Resource Real Estate Opportunity Manager, LLC:
Property management fees	709	440
Other operating expense reimbursements	545	459
	$1,254	$1,185
The following table presents the Company's fees earned/expenses paid to related parties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$—	$8	$5,169
Asset management fees (2)	$2,543	$2,770	$7,924	$7,479
Disposition fees (3)	$273	$109	$686	$1,140
Debt financing fees (4)	$166	$—	$166	$670
Overhead allocation (5)	$1,033	$817	$3,475	$2,639
Internal audit (5)	$43	$9	$43	$23

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,267	$1,246	$3,872	$3,484
Construction management fees (6)	$246	$587	$738	$1,426
Information technology fees (5)	$101	$61	$317	$233
Operating expense reimbursements (7)	$56	$48	$186	$186
Debt servicing fees (2)	$—	$4	$14	$29

Other:
Ledgewood (5)	$44	$8	$74	$152
Graphic Images (5)	$23	$33	$83	$55

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive (loss) income.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive (loss) income.

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive comprehensive (loss) income.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2016, the Company had issued shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	8,430,119	84,369
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	74,327,073	$719,183
Shares redeemed	(2,698,354)
Total shares outstanding as of September 30, 2016	71,628,719

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of September 30, 2016 and December 31, 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
SEPTEMBER 30, 2016
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
Redemption of Securities
During the three and nine months ended September 30, 2016, the Company redeemed 519,736 and 1,981,819 of its common shares, respectively. The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year. All redemption requests tendered were honored during the three and nine months ended September 30, 2016.
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
Distributions
For the nine months ended September 30, 2016, the Company paid aggregate distributions of $32.2 million, including $10.8 million of distributions paid in cash and $21.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
	$0.45		$21,480	$10,762	$32,242
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
SEPTEMBER 30, 2016
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
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets:
Interest rate caps	$—	$39	$—	$39
	$—	$39	$—	$39

December 31, 2015
Assets:
Interest rate caps	$—	$32	$—	$32
	$—	$32	$—	$32

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

The carrying and fair values of the Company’s loan held for investment, net, preferred equity investment, mortgage notes payable-outstanding borrowings, mortgage note payable -included in other liabilities associated with rental properties held for sale and credit facilities were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Loan held for investment, net	$767	$1,122	$757	$1,151

Preferred equity investment	$—	$—	$3,886	$3,908

Mortgage notes payable- outstanding borrowings	$(554,855)	$(547,272)	$(595,384)	$(573,693)

Mortgage note payable- included in other liabilities associated with rental properties held for sale	$—	$—	$(16,443)	$(16,597)

Credit facility	$—	$—	$(21,894)	$(21,894)
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 11 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2016 and the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2016
(unaudited)

agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2016, the Company had a loss of $32,553 due to hedge ineffectiveness related to the sale of The Nesbit Palisades and $72,388 due to hedge ineffectiveness related to the sale of Ivy at Clear Creek.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	11	$218,053	January 1, 2018 to October 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$39	Prepaid expenses and other assets	$32	—	$—	—	$—

NOTE 15 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the lesser of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2016 were in compliance with the charter imposed limitation.
NOTE 16 - SUBSEQUENT EVENTS
On October 31, 2016, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on that day. Such distribution was paid on November 1, 2016.
On October 14, 2016, the Company refinanced the mortgage note payable secured by Pinehurst. The Company increased the mortgage note payable by $3.4 million as a result of the refinance.
On October 31, 2016, the Company refinanced the mortgage note payable secured by Cannery Lofts. The Company increased the mortgage note payable by $4.9 million as a result of the refinance.
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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At September 30, 2016, we held approximately 37% of our total assets in categories (i) and 63% of our total assets in category (ii).
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

On September 8, 2016, Resource America, Inc. ("RAI"), the indirect parent corporation of our Advisor, was acquired by C-III Capital Partners LLC (“C-III”), pursuant to an Agreement and Plan of Merger dated as of May 22, 2016 (the “Merger Agreement”).  Pursuant to the Merger Agreement, a wholly-owned subsidiary of C‑III merged with and into RAI, with RAI surviving the merger as a wholly-owned subsidiary of C-III.

The primary portion of our initial public offering commenced on June 16, 2010 and closed on December 13, 2013. We continue to offer shares to our existing stockholders pursuant to our distribution reinvestment plan. We describe these offerings further in “Liquidity and Capital Resources” below.
Results of Operations
 As of September 30, 2016, we owned interests in a total of 30 multifamily properties. During the three and nine months ended September 30, 2016, we disposed of our interests in one and six properties, respectively. Since our inception, we have acquired interests in 48 multifamily properties, representing 13,532 units. As of September 30, 2016, we had sold our interests in 18 of those properties. Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets or those that we expect to acquire.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Revenues:
Rental income	$28,524	$30,693
Interest and dividend income	51	152
Total revenues	28,575	30,845

Expenses:
Rental operating - expenses	6,308	9,328
Rental operating- payroll	3,578	4,335
Rental operating- real estate taxes	2,832	3,543
Subtotal - Rental operating expenses	12,718	17,206
Management fees	3,811	4,126
General and administrative	2,747	3,271
Loss on disposal of assets	334	337
Depreciation and amortization expense	10,828	13,108
Total expenses	30,438	38,048
Loss before other income (expense)	(1,863)	(7,203)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	17,601	2,490
Interest expense	(6,154)	(5,949)
Insurance proceeds in excess of cost basis	53	—
Total other income (expense)	11,500	(3,459)

Net income (loss)	9,637	(10,662)
Net loss attributable to noncontrolling interests	—	43
Net income (loss) attributable to stockholders	$9,637	$(10,619)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 30 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended			For the three months ended
	September 30, 2016			September 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$28,350	$174	$28,524	$25,283	$5,410	$30,693
Interest and dividend income	11	40	51	13	139	152
Total revenues	28,361	214	28,575	25,296	5,549	30,845

Expenses:
Rental operating - expenses	6,073	235	6,308	7,660	1,668	9,328
Rental operating - payroll	3,513	65	3,578	3,235	1,100	4,335
Rental operating- real estate taxes	2,849	(17)	2,832	3,148	395	3,543
Subtotal- Rental operating expenses	12,435	283	12,718	14,043	3,163	17,206
Management fees	1,269	2,542	3,811	1,126	3,000	4,126
General and administrative	1,086	1,661	2,747	1,730	1,541	3,271
Loss on disposal of assets	334	—	334	250	87	337
Depreciation and amortization expense	10,828	—	10,828	11,486	1,622	13,108
Total expenses	25,952	4,486	30,438	28,635	9,413	38,048
Income (loss) before other income (expense)	2,409	(4,272)	(1,863)	(3,339)	(3,864)	(7,203)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	17,601	17,601	—	2,490	2,490
Interest expense	(5,736)	(418)	(6,154)	(4,951)	(998)	(5,949)
Insurance proceeds in excess of cost basis	53	—	53	—	—	—
Total other income (expense)	(5,683)	17,183	11,500	(4,951)	1,492	(3,459)

Net (loss) income	(3,274)	12,911	9,637	(8,290)	(2,372)	(10,662)
Net loss attributable to noncontrolling interests	—	—	—	—	43	43
Net (loss) income attributable to stockholders	$(3,274)	$12,911	$9,637	$(8,290)	$(2,329)	$(10,619)

(Back to Index)

(Back to Index)

Revenues: The $3.1 million increase in rental income for the 30 properties we owned during both the three months ended September 30, 2016 and the three months ended September 30, 2015 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$290	13.0%	$47
The Estates at Johns Creek	280	6.6%	133
Meridian Pointe	227	13.1%	75
Yorba Linda	175	2.1%	115
Maxwell Townhomes	164	7.6%	101
The Westside Apartments	161	4.5%	86
Tech Center Square	159	12.5%	141
Sunset Ridge	155	8.2%	73
Verona Apartment Homes	141	7.3%	92
Aston at Cinco Ranch	140	13.1%	31
Skyview Apartment Homes	122	9.6%	73
Perimeter Circle	121	2.7%	186
Williamsburg	120	2.6%	19
Perimeter 5550	106	7.7%	132
All other, net	706
	$3,067
Expenses: Our total rental operating expenses for the 30 properties we owned during both the three months ended September 30, 2016 and the three months ended September 30, 2015 decreased by $1.6 million primarily due to lower real estate taxes and a reduction in casualty losses due to the timing of receipt of insurance proceeds. Total rental operating expenses for the all other category decreased by $2.9 million primarily due to the sale of properties in 2015 and 2016.
Management fees decreased by $315,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily related to the decrease in the asset management fee paid to the Advisor due to additional property dispositions during 2016.
General and administrative decreased by $524,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the sale of properties in 2015 and 2016.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows (in thousands):

	Properties owned both periods	All other	Total
Depreciation	$1,194	$(1,622)	$(428)
Amortization of intangibles	(1,852)	—	(1,852)
	$(658)	$(1,622)	$(2,280)

The overall decrease in depreciation and amortization for properties owned both periods was due to amortization no longer being taken on intangible assets due to no acquisitions during the three months ended September 30, 2016. The decrease in depreciation and amortization in the all other category was due to the sale of our interests in six properties subsequent to September 30, 2015.

(Back to Index)

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) increased by $15.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2016 Dispositions:
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601
			$45,500	$17,601

2015 Dispositions:
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	$5,425	$2,490
			$5,425	$2,490
Interest expense increased by $205,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, as a result of the write off of deferred financing costs of $289,000 and the realized loss on the change in the fair value of the interest rate cap of $33,000 related to the sale of The Nesbit Palisades. Interest expense for the three months ended September 30, 2016 also includes $714,000 of losses on the extinguishment of loan costs related to refinancing of The Westside Apartments, Verona Apartment Homes, and Skyview Apartment Homes. These increases were offset by decreases in interest expense due to the sale of properties in 2015 and 2016.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015:
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Revenues:
Rental income	$89,272	$86,514
Interest and dividend income	580	477
Total revenues	89,852	86,991

Expenses:
Rental operating - expenses	21,168	25,120
Rental operating- payroll	11,166	12,516
Rental operating- real estate taxes	9,859	9,999
Subtotal - Rental operating expenses	42,193	47,635
Acquisition costs	—	5,809
Management fees	11,898	11,306
General and administrative	9,242	10,152
Loss on disposal of assets	620	2,818
Provision for loan loss	—	130
Depreciation and amortization expense	33,167	35,464
Total expenses	97,120	113,314
Loss before other income (expense)	(7,268)	(26,323)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	45,057	36,041
Interest expense	(17,509)	(16,224)
Insurance proceeds in excess of cost basis	264	407
Total other income (expense)	27,812	20,224

Net income (loss)	20,544	(6,099)
Net (income) loss attributable to noncontrolling interests	(6,306)	224
Net income (loss) attributable to stockholders	$14,238	$(5,875)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 26 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the nine months ended			For the nine months ended
	September 30, 2016			September 30, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$68,386	$20,886	$89,272	$60,552	$25,962	$86,514
Interest and dividend income	2	578	580	3	474	477
Total revenues	68,388	21,464	89,852	60,555	26,436	86,991

Expenses:
Rental operating - expenses	16,627	4,541	21,168	17,380	7,740	25,120
Rental operating - payroll	8,711	2,455	11,166	8,873	3,643	12,516
Rental operating- real estate taxes	7,415	2,444	9,859	7,509	2,490	9,999
Subtotal- Rental operating expenses	32,753	9,440	42,193	33,762	13,873	47,635
Acquisition costs	—	—	—	—	5,809	5,809
Management fees	3,046	8,852	11,898	2,697	8,609	11,306
General and administrative	2,746	6,496	9,242	2,918	7,234	10,152
Loss on disposal of assets	495	125	620	647	2,171	2,818
Provision for loan loss	—	—	—	—	130	130
Depreciation and amortization expense	26,487	6,680	33,167	25,081	10,383	35,464
Total expenses	65,527	31,593	97,120	65,105	48,209	113,314
Income (loss) before other income (expense)	2,861	(10,129)	(7,268)	(4,550)	(21,773)	(26,323)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	45,057	45,057	—	36,041	36,041
Interest expense	(12,656)	(4,853)	(17,509)	(11,859)	(4,365)	(16,224)
Insurance proceeds in excess of cost basis	264	—	264	407	—	407
Total other income (expense)	(12,392)	40,204	27,812	(11,452)	31,676	20,224

Net (loss) income	(9,531)	30,075	20,544	(16,002)	9,903	(6,099)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	(6,306)	—	224	224
Net (loss) income attributable to stockholders	$(9,531)	$23,769	$14,238	$(16,002)	$10,127	$(5,875)

(Back to Index)

(Back to Index)

Revenues: The $7.8 million increase in rental income for the 26 properties we owned during both the nine months ended September 30, 2016 and the nine months ended September 30, 2015 reflects implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Meridian Pointe	$872	17.9%	91
Maxwell Townhomes	844	19.5%	101
The Estates at Johns Creek	699	2.4%	170
Calloway at Las Colinas	632	7.6%	59
The Westside Apartments	606	7.9%	85
Tech Center Square	461	13.5%	125
Verona Apartment Homes	400	4.6%	121
Trailpoint at the Woodlands	332	9.5%	26
Skyview Apartment Homes	327	5.5%	107
Perimeter Circle	322	2.6%	165
Perimeter 5550	295	8.4%	108
Sunset Ridge	290	2.1%	84
Aston at Cinco Ranch	231	7.1%	17
Williamsburg	227	1.2%	16
Chisholm Place	216	6.1%	99
Retreat at Shawnee	195	3.7%	38
Retreat at Rocky Ridge	191	7.4%	44
All other, net	694
	$7,834
Expenses: Our total rental operating expenses for the 26 properties we owned during both the nine months ended September 30, 2016 and the nine months ended September 30, 2015 decreased by $1.0 million and was comprised primarily of reductions in casualty losses due to two large fires that occurred in 2015. Total rental operating expenses for the all other category decreased by $4.4 million primarily due to the sale of properties in 2015 and 2016.
Acquisition costs decreased by $5.8 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as no properties were purchased during the nine months ended September 30, 2016.
Management fees increased by $592,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily related to the increase in the asset management fee paid to the Advisor due to additional property acquisitions during 2015. In June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.
General and administrative decreased by $910,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which was primarily due to the sale of properties in 2015 and 2016.
Loss on the disposal of assets decreased by $2.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows (in thousands):

(Back to Index)

(Back to Index)

	Properties owned both periods	All other	Total
Depreciation	$3,308	$(1,001)	$2,307
Amortization of intangibles	(1,902)	(2,702)	(4,604)
	$1,406	$(3,703)	$(2,297)

The overall increase in depreciation for properties owned both periods is due to the additional $34.0 million in capital improvements made during the periods in accordance with our planned renovations.
Net gains on dispositions of properties and joint venture interests included in other income (expense) increased by $9.0 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2016 Dispositions:
Conifer Place	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601
			$140,004	$45,057

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490
			$87,684	$36,041
The net gain on disposition of properties and joint venture interests on Conifer Place includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $1.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, as a result of the write off of deferred financing costs of $503,000 and the realized loss on the change in the fair value of the interest rate cap of $105,000 related to the sales of The Nesbit Palisades, The Ivy at Clear Creek, and Affinity at Winter Park. Interest expense for the nine months ended September 30, 2016 also includes $854,000 of losses on the extinguishment of loan costs related to refinancing of Tech Center Square, The Westside Apartments, Verona Apartment Homes, and Skyview Apartment Homes. These increases were offset by the net decrease in interest expense due to the sale and purchase of properties in 2015 and 2016.
Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured financings from banks, proceeds from the sale of real estate, and cash flows generated by our real estate and real estate-related investments.
We initially allocated a portion of the funds we raised in our initial public offering to preserve capital for our investors by supporting the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more

(Back to Index)

(Back to Index)

properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.
Capital Expenditures
We deployed a total of $20.2 million during the nine months ended September 30, 2016 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2016 ended are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
Multifamily Community	September 30, 2016
Yorba Linda	$2,868	$6,901
Heritage Pointe	2,171	4,679
South Lamar Village	2,026	927
Calloway at Las Colinas	1,739	3,256
The Estates At Johns Creek	1,407	544
All other properties	10,002	12,880
	$20,213
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
We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.83 per share, which is our current estimated value per share.
Gross offering proceeds
As of September 30, 2016, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	8,430,119	84,369
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	74,327,073	$719,183
Shares redeemed	(2,698,354)
Total shares outstanding at September 30, 2016	71,628,719

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facility
The following is a summary of our credit facility:

							Weighted Average Interest Rate
	Balance Outstanding at	Current Availability at	Balance Outstanding at	Maturity Date	Interest Rate Basis	Current Interest Rate	Three months ended September 30,		Nine Months Ended September 30,
Lender	September 30, 2016		December 31, 2015				2016	2015	2016	2015
Bank of America	$—	$20,894	$21,894	5/23/2017	LIBOR plus 3%	3.53%	3.47%	3.20%	3.44%	3.20%

(Back to Index)

(Back to Index)

Draws under the Bank of America Credit Facility are secured by certain of our properties with an aggregate value of $42.0 million and are guaranteed by us. We were in compliance with all covenants under this facility as of September 30, 2016.
Mortgage Debt

	September 30, 2016				December 31, 2015
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,312	$—	$(187)	$15,125	$15,573	$—	$(216)	$15,357
Cannery Lofts	8,024	—	(109)	7,915	8,148	—	(131)	8,017
Deerfield	10,400	—	(133)	10,267	10,517	—	(159)	10,358
The Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,771	—	(231)	18,540	19,013	—	(257)	18,756
Verona Apartment Homes	32,970	—	(546)	32,424	22,402	—	(179)	22,223
Skyview Apartment Homes	28,400	—	(474)	27,926	18,089	—	(148)	17,941
The Nesbit Palisades	—	—	—	—	20,298	—	(309)	19,989
Maxwell Townhomes	13,666	—	(145)	13,521	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	4,002	—	—	4,002	4,111	—	—	4,111
Pheasant Run	6,250	57	(12)	6,295	6,250	100	(20)	6,330
Retreat of Shawnee	12,944	104	(28)	13,020	13,090	164	(44)	13,210
Conifer Place	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,221	106	(102)	27,225	27,548	123	(120)	27,551
Pines of York	15,068	(315)	(59)	14,694	15,267	(363)	(69)	14,835
The Estates at Johns Creek	49,839	—	(435)	49,404	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(148)	11,439	11,587	—	(163)	11,424
Perimeter Circle	17,389	—	(157)	17,232	17,657	—	(202)	17,455
Perimeter 5550	13,724	—	(130)	13,594	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,472	—	(284)	23,188	23,772	—	(328)	23,444
Sunset Ridge 1	19,808	277	(221)	19,864	20,121	329	(261)	20,189
Sunset Ridge 2	2,962	38	(28)	2,972	3,002	45	(34)	3,013
Calloway at Las Colinas	35,252	—	(322)	34,930	35,740	—	(372)	35,368
South Lamar Village	12,498	—	(144)	12,354	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(338)	25,942	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(711)	66,789	67,500	—	(860)	66,640
Point Bonita Apartment Homes	27,000	2,043	(351)	28,692	27,265	2,276	(391)	29,150
Stone Ridge	5,258	—	(136)	5,122	5,350	—	(153)	5,197
The Westside Apartments	36,820	—	(201)	36,619	23,000	—	(351)	22,649
Tech Center Square	12,438	—	(205)	12,233	12,500	—	(159)	12,341
	$554,855	$2,310	$(5,837)	$551,328	$595,384	$2,674	$(6,513)	$591,545

(Back to Index)

(Back to Index)

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.
At September 30, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.53%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 50% to 55% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (50% as of September 30, 2016). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2016 did not exceed the charter imposed limitation.
Distributions
For the nine months ended September 30, 2016, we paid aggregate distributions of $32.2 million, including $10.8 million of distributions paid in cash and $21.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
	$0.45		$21,480	$10,762	$32,242

(Back to Index)

(Back to Index)

Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three quarters ended September 30, 2016 (dollars in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities- QTD	Cash Provided By Operating Activities- YTD	Total	Per Share	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Debt Financing/Percent of Total Distributions Paid	Amount Paid from Dispositions/Percent of Total Distributions Paid
First Quarter	$3,490	$7,256	$10,746	$4,884	$4,884	$10,746	$0.05	$4,884 / 45%	—	$5,862/ 55%
Second Quarter	$3,615	$7,151	$10,766	$2,597	$7,481	$10,766	$0.05	$2,597 / 24%	—	$8,169 / 76%
Third Quarter	$3,657	$7,073	$10,730	$742	$8,223	$10,730	$0.05	$742 / 7%	—	$9,988 / 93%
Our net income attributable to common stockholders' for the nine months ended September 30, 2016 was $14.2 million and net cash provided by operating activities of continuing operations was $8.2 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2016 were $123.9 million and $86.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Funds from Operations, Modified Funds from Operations and Adjusted Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our targeted portfolio which consist of, but are not limited to: (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to stockholders – GAAP	$9,637	$(10,619)	$14,238	$(5,875)
Net gains on dispositions of properties and joint venture interests	(17,601)	(2,490)	(38,834)	(36,041)
Depreciation expense	10,824	10,936	32,883	29,689
FFO attributable to common stockholders	2,860	(2,173)	8,287	(12,227)
Adjustments for straight-line rents	57	(51)	57	(35)
Amortization of intangible lease assets	4	1,855	224	4,827
Realized loss on change in fair value of interest rate cap	33	—	105	—
Loss on extinguishment of debt	714	—	854	—
Debt premium amortization	(122)	(185)	(364)	(438)
Acquisition costs	—	—	—	5,809
MFFO attributable to common stockholders	$3,546	$(554)	$9,163	$(2,064)
Net gains on dispositions of properties and joint venture interests	17,601	2,490	38,834	36,041
AFFO attributable to common stockholders	$21,147	$1,936	$47,997	$33,977

Basic and diluted income per common share - GAAP	$0.14	$(0.15)	$0.20	$(0.08)
FFO per common share	$0.04	$(0.03)	$0.12	$(0.17)
MFFO per common share	$0.05	$(0.01)	$0.13	$(0.03)
AFFO per common share	$0.30	$0.03	$0.67	$0.48

Weighted average shares outstanding	71,621	70,724	71,781	70,110

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

(Back to Index)

Subsequent Events
On October 31, 2016, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on that day. Such distribution was paid on November 1, 2016.
On October 14, 2016, we refinanced the mortgage note payable secured by Pinehurst. We increased the mortgage note payable by $3.4 million as a result of the refinance.
On October 31, 2016, we refinanced the mortgage note payable secured by Cannery Lofts. We increased the mortgage note payable by $4.9 million as a result of the refinance.
We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our credit facility and outstanding mortgage loans.
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 11 interest rate caps that were designated as cash flow hedges during 2013, 2014, 2015 and 2016. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of September 30, 2016 and December 31, 2015, we had $206.0 million and $282.0 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the nine months ended September 30, 2016 and the year ended December 31, 2015, our annual interest expense would have increased by approximately $2.3 million and $2.2 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. Fixed rate mortgage notes payable with an aggregate carrying value of $348.9 million and $351.6 million at September 30, 2016 and December 31, 2015, respectively, had an estimated aggregate fair value of $353.1 million and $359.7 million, respectively, computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2016 and December 31, 2015, the fair value of this fixed rate debt would have decreased by $15.6 million and $14.0 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2016 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended September 30, 2016, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2016	—	—	—	(3)
August 2016	—	—	—	(3)
September 2016	519,736	$10.83	519,736	(3)
	519,736

(1)
All redemptions of equity securities in the three months ended September 30, 2016 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended September 30, 2016.

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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
10.1	Renewal Agreement, dated September 15, 2016, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 14, 2016	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)