Form 10-K
period 2016-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2017-03-31
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established market for the Registrant's shares of common stock. On March 28, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.94. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 71,181,418 shares of common stock held by non-affiliates at June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 21, 2017, there were 72,434,577 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to its subsidiaries. We focus primarily on acquiring under performing or distressed real estate and real estate loans that are being sold at discounted prices. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2016, we owned 31 multifamily properties, as described further in “Item 2. Properties” below, and one performing loan. In the future, we may reinvest proceeds from property sales to purchase discounted U.S. commercial real estate and real estate-related debt that has been specifically discounted due to the effects of macro-economic events and high levels of leverage on U.S. commercial real estate, including properties that may benefit from extensive renovations that may increase their long-term values.
We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.

On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, and Resource Real Estate Opportunity Manager, LLC, our property manager. C-III also controls all of the shares of our common stock held by RAI.
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
The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to our current estimated value per share. During the years ended December 31, 2016, 2015, and 2014, we issued in total an additional 7,916,445 shares through our distribution reinvestment plan for gross proceeds of $80.4 million.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2016, we currently hold approximately 35% of our total assets in category (i) and 65% of our total assets in category (ii). We may make adjustments to our portfolio based on real estate market conditions and

(Back to Index)

(Back to Index)

investment opportunities. We will not forego a potential investment because it does not precisely fit our expected portfolio composition. We continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize our return. We generally expect to reinvest the return of capital from such sales and to distribute gains from such sales to our stockholders in the form of distributions.
We anticipate providing our stockholders with a liquidity event or events by some combination of the following: (i) liquidating all, or substantially all, of our assets and distributing the net proceeds to stockholders, or (ii) listing our shares for trading on a national securities exchange. Our Board of Directors anticipates evaluating a liquidity event no later than six years after termination of our primary offering (which occurred in December 2013), subject to prevailing market conditions. In making the decision to liquidate or apply for listing of our shares, our directors will determine whether liquidating our assets or listing our shares will result in a greater value for our stockholders. If we do not begin the process of liquidating our assets or listing our shares by December 2019, or otherwise determined a future date for such action, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our Board of Directors and a majority of our independent directors vote to defer the meeting beyond December 2019.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $2.5 million in us and as of December 31, 2016, it owned 276,056 shares of our common stock and 31,769 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2016, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,353 have been forfeited and returned to the Advisor as of December 31, 2016. The outstanding shares vest ratably over three years, and 17,361 of these shares have vested as of December 31, 2016.
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
Resource Property Management, LLC, d/b/a “Resource Residential,” an affiliate of RAI, is a property management company that our Manager has subcontracted with to manage most of the real estate assets that we own. The senior managers and employees of Resource Residential, acting through our Manager, assist in providing property management as well as construction management services to us. Resource Residential is a subsidiary of US Residential Group LLC ("USRG"), a Dallas-based property manager that is a wholly owned subsidiary of C-III.
Distributions
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.2 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2016, we paid aggregate distributions of $43.0 million,

(Back to Index)

(Back to Index)

including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
October 28, 2016	0.05	October 31, 2016	2,348	1,234	3,582
November 29, 2016	0.05	November 30, 2016	2,343	1,249	3,592
December 29, 2016	0.05	December 30, 2016	2,326	1,263	3,589
	$0.60		$28,497	$14,508	$43,005

Cash distributions paid since our inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
	$2.24	$91,390	$43,322	$134,712

Since our formation, we have also declared a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of our common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million in the aggregate as of December 31, 2016.
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

(Back to Index)

(Back to Index)

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
As of December 31, 2016, our real estate investments in Texas, California and Georgia represented approximately 33%, 18% and 13% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns,

(Back to Index)

(Back to Index)

relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
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
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.2 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2016, we paid aggregate cash distributions of $43.0 million including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested in our shares through our distribution reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2016 was $4.1 million and net cash provided by operating activities was $11.1 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2016 are $134.7 million and $104.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, proceeds from disposal of real estate, and proceeds from debt financing. During 2016, distributions were

(Back to Index)

funded as follows: 25.9% from operating activities and 74.1% from the proceeds of property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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
We expect to allocate a majority of our portfolio to investments in multifamily rental properties and debt secured by multifamily rental properties, but we may also purchase investments in condominium, office, retail, industrial, mixed-use, hospitality and healthcare properties and other real estate asset classes throughout the United States. Also, we are not restricted as to the following:

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

(Back to Index)

than, the investments we currently intend to acquire. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.
Our Board of Directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board of Directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our Board of Directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.
Because the offering price in our distribution reinvestment plan offering exceeds our net tangible book value per share, investors in the offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares pursuant to our distribution reinvestment plan at $10.94 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2016, our net tangible book value per share was $5.09.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.94 per share. This redemption price is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.94 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption,particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-today operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

(Back to Index)

Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including all of our executive officers, two of our directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and two of our directors are also officers, directors, managers or key professionals of our Advisor, and other affiliated Resource Real Estate and/or C-III entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
If approved by our conflicts committee, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer

(Back to Index)

may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.
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
Our executive officers and two of our directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our property manager, which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and two of our directors are also executive officers, directors, managers and key professionals of our Advisor, our property manager and other affiliated Resource Real Estate and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
Payment of substantial fees and expenses to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Our Advisor and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We pay them substantial fees for these services, which result in immediate dilution to the value of your investment and reduce the amount of cash available for investment or distribution to stockholders.

We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 4,500 shares of our common stock for 45,000 shares of our convertible stock. As of December 31, 2016, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 937 shares of our convertible stock and a total of 50,000 shares of convertible stock were issued and outstanding.

Under limited circumstances, these shares may be converted into shares of our common stock satisfying our obligation to pay our Advisor an incentive fee and diluting our stockholders’ interest in us. Our convertible stock will convert into shares of common stock on one of two events. First, it will convert if we have paid distributions to common stockholders such that aggregate distributions are equal to 100% of the price at which we sold our outstanding shares of common stock plus an amount sufficient to produce a 10% cumulative, non-compounded, annual return at that price. Alternatively, the convertible stock will convert if we list our shares of common stock on a national securities exchange and, on the 31st trading day after listing, the value of our company based on the average trading price of our shares of common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold for our common stockholders. Each of these two events is a “Triggering Event.”

Upon a Triggering Event, our convertible stock will, unless our advisory agreement with our advisor has been terminated or not renewed on account of a material breach by our Advisor, generally be converted into a number of shares of common stock equal to 1/50,000 of the quotient of:

•	(A) the lesser of:

•	(i) 25% of the amount, if any, by which

(Back to Index)

•
(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

•
(2) the sum of the aggregate issue price of those outstanding shares plus a 10% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, or

•	(ii) 15% of the amount, if any, by which

•
(1) the value of the company as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds

•
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

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. Substantial consideration paid to our Advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

Risks Related to Our Corporate Structure
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

(Back to Index)

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

We believe that we and our operating partnership will not be required to register as an investment company. With respect to the 40% test, most of the entities through which we and our operating partnership will own our assets are majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.
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

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of

(Back to Index)

Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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

(Back to Index)

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
Because Maryland law permits our board to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.
In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•	stagger our board of directors into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	provide that only the board can fix the size of the board;

•	provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and

•	require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.
Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.
If we internalize our management functions, we could incur significant costs associated with being self-managed and may not be able to retain or replace key personnel; and we may have increased exposure to litigation as a result of internalizing our management functions.
We may internalize management functions provided by our Advisor, our Manager and their respective affiliates by acquiring assets and personnel from our advisor, our property manager or their affiliates. In the event we were to acquire our advisor or our property manager, we cannot be sure of the terms relating to any such acquisition.

(Back to Index)

If we internalize, we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor and to our Manager under their respective agreements; however, our direct expenses would increase due to the inclusion of general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor, our property manager or their affiliates. We cannot reasonably estimate the amount of fees to our advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our property manager and their affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities, potentially decreasing the amount of funds available for distribution.
Additionally, if we internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Also, there can be no assurances that we will be successful in retaining key personnel at our advisor or property manager in the event of an internalization transaction. In addition, we could have difficulty integrating the functions currently performed by our advisor, our property manager and their affiliates. Currently, the officers and employees of our Advisor, our Manager, and their affiliates perform asset management, property management, and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and/or experiencing deficiencies in our disclosures controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our properties and overseeing other real estate-related assets.
In addition, in recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

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
Our joint venture partner could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.
We are a party to a joint venture through which we own one of our properties. We may also purchase and renovate additional properties in joint ventures or in partnerships, co‑tenancies or other co‑ownership arrangements. Such investments involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
All of our investments are in the multifamily sector.  Vacancy rates in multifamily rental properties and other commercial real estate properties may be related to jobless rates. As a result, we are subject to risks inherent in investments in a single type of property.  The potential effects on our revenues, and as a result, on cash available for distribution, resulting from increased jobless rates as well as a general downturn or slowdown in multifamily properties could be more pronounced than if we had more fully diversified our investments.
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

(Back to Index)

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
Subject to certain REIT asset and income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our noncontrolling equity investments in other public companies to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.

(Back to Index)

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

(Back to Index)

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
Although, based on current lending market conditions, we do not expect to incur debt financing that would cause our total liabilities to exceed approximately 55% to 65% of the aggregate value of our assets, our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

(Back to Index)

Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2010. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.

•	To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

(Back to Index)

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.

(Back to Index)

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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to you, in a year in which we are not profitable under GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under GAAP or other economic measures.

(Back to Index)

We may distribute our common stock in a taxable distribution, in which case our stockholder may sell shares of our common stock to pay tax on such distributions, and our stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an

(Back to Index)

IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.
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
Not applicable.

(Back to Index)

ITEM 2.     PROPERTIES
Real Estate Investments
As of December 31, 2016, we owned interests in 31 multifamily properties. The following is a summary of our real estate properties (dollars in thousands):

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (1)	Purchase Price (2)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	95.5%	$1,517
Cannery Lofts	(7) (8)	Dayton, OH	156	5/13/2011	7,100	1838	1,030	98.1%	1,175
Williamsburg		Cincinnati, OH	976	6/20/2012	41,250	1966	1,099	88.3%	956
Mosaic		Oklahoma City, OK	216	12/6/2012	2,050	1974	721	81.9%	647
Deerfield	(9)	Hermantown, MN	166	3/21/2012	10,300	1993	1,539	98.2%	1,360
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	8,500	1986	869	90.3%	900
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	27,200	1981	859	91.9%	1,142
The Westside Apartments		Plano, TX	412	7/25/2013	32,200	1984	862	91.5%	1,203
Tech Center Square		Newport News, VA	208	9/9/2013	18,250	1985	803	88.9%	1,107
Verona Apartment Homes		Littleton, CO	276	9/30/2013	30,600	1985	744	91.7%	1,306
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	24,250	1985	748	94.6%	1,246
Maxwell Townhomes		San Antonio, TX	314	12/16/2013	22,500	1982	1,015	95.2%	1,154
Meridian Pointe		Burnsville, MN	339	12/20/2013	33,149	1988	982	86.4%	1,279
Evergreen at Coursey Place	(10)	Baton Rouge, LA	352	1/28/2014	15,499	2003	999	89.8%	1,197
Pinehurst	(11)	Kansas City, MO	146	1/28/2014	3,588	1983	816	95.2%	825
Pheasant Run	(11)	Lee's Summit, MO	160	1/28/2014	4,277	1985	700	97.5%	854
Retreat at Shawnee	(11)	Shawnee, KS	342	1/28/2014	5,369	1984	674	97.7%	745
Stone Ridge	(12)	Columbia, SC	188	1/28/2014	5,176	1974	1026	93.1%	799
Pines of York	(13)	Yorktown, VA	248	1/28/2014	8,087	1974	987	92.3%	1,053
The Estates at Johns Creek		Alpharetta, GA	403	3/28/2014	70,500	1999	1457	90.3%	1,806
Chisholm Place		Plano, TX	142	5/5/2014	15,000	1981	1149	95.8%	1,357
Perimeter Circle		Atlanta, GA	194	5/19/2014	29,500	1995	961	91.8%	1,487
Perimeter 5550		Atlanta, GA	165	5/19/2014	22,250	1995	906	94.6%	1,317
Aston at Cinco Ranch		Katy, TX	228	6/26/2014	32,300	2000	1015	90.8%	1,392
Sunset Ridge		San Antonio, TX	324	9/4/2014	35,000	1949	861	83.6%	1,261
Calloway at Las Colinas		Irving, TX	536	9/29/2014	48,500	1984	850	92.7%	1,122
South Lamar Village		Austin, TX	208	2/26/2015	24,000	1981	729	81.7%	1,352
Heritage Pointe		Gilbert, AZ	458	3/19/2015	36,000	1986	697	90.4%	865
Yorba Linda		Yorba Linda, CA	400	6/1/2015	118,000	1986	995	92.0%	1,843
Point Bonita Apartment Homes		Chula Vista, CA	295	6/16/2015	49,050	1979	716	92.2%	1,479
Providence in the Park		Arlington, TX	524	12/22/2016	63,200	1997	893	96.8%	1,164
			9,210

(1)	The date of acquisition reflects the date we acquired the note or the initial joint venture interest, where applicable.

(2)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2016 divided by the total number of residential units

(4)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2016, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

(7)	In addition to its apartment units, Cannery Lofts contains 12 commercial spaces, nine of which are occupied, and one parking garage with parking spaces available to rent.

(Back to Index)

(Back to Index)

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
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which was eliminated in consolidation. This promissory note was secured by the co-venturer’s interests in such joint venture. The promissory note was repaid in 2015. The consideration for the Merger was $51.2 million exclusive of transaction costs.
As of December 31, 2016, we have purchased the remaining interests in five of the joint ventures and we have sold our interests in five of the other joint ventures, with the following joint venture interest remaining:

Joint Venture	Ownership %	Apartment Complex	Number of Units	Property Location
DT Stone Ridge, LLC	83.4%	Stone Ridge	188	Columbia, SC

The following chart shows the geographic breakdown of our multifamily rental properties as of December 31, 2016 (based on net book value):

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
Stockholder Information
As of March 21, 2017, we had 72,434,577 shares of common stock outstanding held by a total of 16,846 stockholders.
Market Information
There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.
Estimated Value Per Share
On March 28, 2017, our board of directors approved an estimated value per share of the Company’s common stock of $10.94 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2016. There have been no material changes between December 31, 2016 and the date of this filing that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2016. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 31 multifamily properties and one debt and one preferred equity investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2016. The valuation report that Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $10.24 to $11.70, with an approximate midpoint value of $10.94 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $10.94 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.94 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2016 net asset value (in thousands, except per share amounts):

	Net Asset Value as of 12/31/16	Net Asset Value as of 12/31/16 (per share)
Investments	$1,301,538	$18.08
Cash	114,842	1.59
Other Assets	13,890	0.19
Mortgage Notes Payable and Credit Facility	(622,240)	(8.64)
Other Liabilities	(20,484)	(0.28)
Net asset value	$787,546	$10.94

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2016, as well as the calculation of our prior estimated net asset value per share as of December 31, 2015:

	December 31, 2016 Net Asset Value per Share	December 31, 2015 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments	$18.08	$17.85	$0.23
Cash	1.59	1.09	0.50
Other Assets	0.19	0.19	—
Mortgage Notes Payable and Credit Facility	(8.64)	(8.00)	(0.64)
Other Liabilities	(0.28)	(0.30)	0.02
	$10.94	$10.83	$0.11

(1) For information relating to the December 31, 2015 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Annual Report on Form 10-K filed on March 31, 2016.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) the high concentration of our total assets in real estate, and (ii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount that our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

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

Real Estate
Independent Valuation Firm

Duff & Phelps was recommended by the Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. Neither we, the Advisor or any of its affiliates have engaged Duff & Phelps for any other types of services during the two years prior to the date of this

(Back to Index)

(Back to Index)

filing. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors the cause of us, the amount of the value opinion, the attainment of a stipulated result, or the occurrence of a subsequent event directly related to the intended use of the appraisal. The appraisal was performed in accordance with the Code of Ethics & Standards of Professional Appraisal Practice of the Appraisal Institute and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. The Valuation Report was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the Valuation Report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Valuation Report, Duff & Phelps did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchase thereof or the acquisition of all or any part of us.

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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2016, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for 11 of our properties that have finished renovations and stabilized their operations. Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for 19 of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. One property was valued at its purchase price as it was purchased shortly before December 31, 2016. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2016.

(Back to Index)

(Back to Index)

The following summarizes the range of overall capitalization rates used to arrive at the estimated market values of our 11 stabilized properties:

	Range in Values	Weighted Average Basis
Overall Capitalization Rate	5.50% to 7.50%	6.46%

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of 17 unstabilized properties and two stabilized properties that are currently undergoing renovations:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	5.00% to 6.00%	5.40%
Discount Rate	6.50% to 7.75%	6.97%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2016, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $1.3 billion compared to a total of purchase price and capital expenditures, through December 31, 2016, of $965.9 million.

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	$10.77	$11.11	$10.73	$12.10
Terminal Capitalization Rate	$10.41	$11.52	$10.37	$11.56
Discount Rate	$10.88	$10.99	$10.85	$11.11

Debt and Preferred Equity Investments

Duff & Phelps estimated the market value of our debt and preferred equity investments, which totaled approximately $950,605, or less than 1% of our assets, by making mark-to-market adjustments to the outstanding balances owed to us under these investments as of December 31, 2016.

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K.

(Back to Index)

(Back to Index)

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2017 customer account statements that will be mailed in April 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with the our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2016 is based on the estimated value of our investments as of December 31, 2016. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2016, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on March 31, 2017, participants will acquire shares of our common stock under the plan at a price equal to $10.94 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment plan effective for the April 28, 2017 purchase date, participants must notify the Company in writing of such decision, and we must receive the notice by the close of business on April 14, 2017, which is ten business days prior to the last day of April 2017, as provided under the distribution reinvestment plan.

(Back to Index)

(Back to Index)

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

On March 28, 2017, our board of directors approved an estimated value per share of our common stock of $10.94. As a result, the price at which shares will now be redeemed under the share redemption program is $10.94. For a stockholder’s shares to be eligible for redemption in June 2017 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company by June 15, 2017.

The complete share redemption program plan document is filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011 and is available at the SEC’s website at http://www.sec.gov.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2016 were sold in an offering registered under the Securities Act.
Redemption of Securities
During the quarter ended December 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2016	—	$—	—	(3)
November 2016	—	—	—	(3)
December 2016	270,079	10.83	270,079	(3)
	270,079

(1)    All purchases of our equity securities by us in the three months ended December 31, 2016 were made pursuant to our share redemption program.
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

(Back to Index)

(Back to Index)

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
All redemption requests tendered were honored for the year ended December 31, 2016.
Distribution Information
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.2 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2016, we paid aggregate distributions of $43.0 million, including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
October 28, 2016	0.05	October 31, 2016	2,348	1,234	3,582
November 29, 2016	0.05	November 30, 2016	2,343	1,249	3,592
December 29, 2016	0.05	December 30, 2016	2,326	1,263	3,589
	$0.60		$28,497	$14,508	$43,005

Sources of distributions were as follows for the year ended December 31, 2016 (in thousands):

	For the Year Ended
	December 31, 2016
Sources of Distributions:
Dispositions	31,875	74.1%
Operating activities	11,130	25.9%
	$43,005	100%

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

(Back to Index)

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
Our net income attributable to common stockholders for the year ended December 31, 2016 was $4.1 million and net cash provided by operating activities was $11.1 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2016 are $134.7 million and $104.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
Convertible Stock Grants by our Advisor
As of December 31, 2016, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,353 have been forfeited and returned to the Advisor as of December 31, 2016. The outstanding shares vest ratably over three years, and 17,361 of these shares have vested as of December 31, 2016.

(Back to Index)

(Back to Index)

ITEM 6.     SELECTED FINANCIAL DATA
The following selected financial data should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, including the notes, found elsewhere herein.
The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the years ended December 31,
Statement of operations data:	2016	2015	2014	2013	2012
Revenues:
Rental income	$117,745	$117,687	$99,910	$40,790	$14,232
Gain on foreclosures	—	—	—	3,459	2,906
Interest and dividend income	622	638	359	262	197
Gain on bargain purchase	—	—	—	—	1,712
Total revenues	118,367	118,325	100,269	44,511	19,047
Total expenses	131,262	149,626	144,465	65,518	27,443
Loss before other income (expense)	(12,895)	(31,301)	(44,196)	(21,007)	(8,396)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	45,057	36,041	10,484	—	—
Interest expense	(22,776)	(22,080)	(14,911)	(951)	(546)
Insurance proceeds in excess of cost basis	985	407	425	—	12
Total other income (expense)	23,266	14,368	(4,002)	(951)	(534)

Discontinued operations:
(Loss) income from discontinued operations	—	—	—	(701)	298
Net gains on dispositions of properties	—	—	—	3,173	—
Income from discontinued operations, net	—	—	—	2,472	298

Income (loss) from continuing operations	10,371	(16,933)	(48,198)	(21,958)	(8,930)
Income (loss) from discontinued operations	—	—	—	2,472	298
Net income (loss)	10,371	(16,933)	(48,198)	(19,486)	(8,632)
Net (income) loss attributable to noncontrolling interests	(6,306)	38	2,021	—	—
Net income (loss) attributable to common stockholders	$4,065	$(16,895)	$(46,177)	$(19,486)	$(8,632)

Basic and diluted earnings (loss) per share attributable to common stockholders:
Continuing operations	$0.06	$(0.24)	$(0.68)	$(0.56)	$(0.60)
Discontinued operations	—	—	—	0.06	0.02
Net income (loss)	$0.06	$(0.24)	$(0.68)	$(0.50)	$(0.58)

Dividends declared per common share	$0.60	$0.60	$0.45	$0.37	$0.23

Balance sheet data:
Total assets	$1,034,985	$1,084,695	$972,556	$675,721	$182,488
Borrowings	$622,152	$613,439	$483,901	$146,014	$9,610
Total stockholders' equity attributable to common stockholders	$390,593	$425,246	$460,133	$517,047	$165,029
Total equity	$392,019	$433,099	$468,354	$517,047	$165,029

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis relates to our financial statements and should be read in conjunction with the financial statements of Resource Real Estate Opportunity REIT, Inc. and notes thereto appearing elsewhere in this report.  Statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. See also “Forward-Looking Statements” preceding Part I.
Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2016, we held approximately 35% of our total assets in category (i) and 65% of our total assets in category (ii).
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
Results of Operations
 As of December 31, 2016, we owned interests in a total of 31 multifamily properties. We also owned one performing loan. During the year ended December 31, 2016, we acquired an interest in one multifamily property and we disposed of our interests in six multifamily properties. Since our inception, we have acquired interests in 49 multifamily properties, representing 14,056 units. As of December 31, 2016, we had sold our interests in 18 of these properties.
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

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Revenues:
Rental income	$117,745	$117,687	$99,910
Interest and dividend income	622	638	359
Total revenues	118,367	118,325	100,269

Expenses:
Rental operating - expenses	27,608	34,167	34,759
Rental operating - payroll	14,790	16,769	14,784
Rental operating - real estate taxes	12,668	13,154	9,611
Subtotal - Rental operating expenses	55,066	64,090	59,154
Acquisition costs	1,582	5,811	9,833
Management fees	15,724	15,453	11,544
General and administrative	13,083	12,776	10,855
Loss on disposal of assets	1,576	3,093	5,308
Provision for loan loss	—	130	—
Depreciation and amortization expense	44,231	48,273	47,771
Total expenses	131,262	149,626	144,465
Loss before other income (expense)	(12,895)	(31,301)	(44,196)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	45,057	36,041	10,484
Interest expense	(22,776)	(22,080)	(14,911)
Insurance proceeds in excess of cost basis	985	407	425
Total other income (expense)	23,266	14,368	(4,002)

Net income (loss)	$10,371	$(16,933)	$(48,198)
Net (income) loss attributable to noncontrolling interests	(6,306)	38	2,021
Net income (loss) attributable to common stockholders	$4,065	$(16,895)	$(46,177)

(Back to Index)

(Back to Index)

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table presents the results of operations separated into two categories, the results of operations of the 26 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the years ended December 31, 2016 and 2015 (in thousands):

	For the year ended			For the year ended
	December 31, 2016			December 31, 2015
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$91,642	$26,103	$117,745	$81,829	$35,858	$117,687
Interest and dividend income	3	619	622	3	635	638
Total revenues	91,645	26,722	118,367	81,832	36,493	118,325

Expenses:
Rental operating - expenses	22,266	5,342	27,608	23,460	10,707	34,167
Rental operating - payroll	11,725	3,065	14,790	11,873	4,896	16,769
Rental operating - real estate taxes	9,716	2,952	12,668	9,645	3,509	13,154
Subtotal - Rental operating expenses	43,707	11,359	55,066	44,978	19,112	64,090
Acquisition costs	61	1,521	1,582	—	5,811	5,811
Management fees	4,084	11,640	15,724	3,639	11,814	15,453
General and administrative	3,589	9,494	13,083	4,056	8,720	12,776
Loss on disposal of assets	639	937	1,576	869	2,224	3,093
Provision for loan loss	—	—	—	—	130	130
Depreciation and amortization expense	35,611	8,620	44,231	33,505	14,768	48,273
Total expenses	87,691	43,571	131,262	87,047	62,579	149,626
Income (loss) before other income (expense)	3,954	(16,849)	(12,895)	(5,215)	(26,086)	(31,301)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	45,057	45,057	—	36,041	36,041
Interest expense	(17,261)	(5,515)	(22,776)	(15,834)	(6,246)	(22,080)
Insurance proceeds in excess of cost basis	985	—	985	407	—	407
Total other income (expense)	(16,276)	39,542	23,266	(20,642)	3,709	(16,933)
Net (loss) income	(12,322)	22,693	10,371	(20,642)	3,709	(16,933)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	(6,306)	—	38	38
Net (loss) income attributable to common stockholders	$(12,322)	$16,387	$4,065	$(20,642)	$3,747	$(16,895)

(Back to Index)

(Back to Index)

Revenues: The $9.8 million increase in rental income for the 26 properties that we owned during both the year ended December 31, 2016 and December 31, 2015 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Increase in Effective Monthly Revenue per Unit (in dollars)
Meridian Pointe	$1,005	4.15%	$237
Maxwell Townhomes	973	4.68%	$231
Estates at John's Creek	896	3.55%	$141
Calloway at Las Colinas	876	6.94%	$71
The Westside Apartments	697	(0.75)%	$159
Verona Apartment Homes	584	11.62%	$38
Tech Center Square	521	(1.36)%	$256
Perimeter Circle	409	(0.11)%	$193
Skyview Apartment Homes	402	3.49%	$119
Perimeter 5550	374	(0.04)%	$202
All other, net	3,076
	$9,813

Expenses:  Our total rental operating expense for the 26 properties owned during both the year ended December 31, 2016 and the year ended December 31, 2015 decreased by $1.3 million primarily due to reductions in casualty losses due to two large fires that occurred in 2015. Rental operating expenses in the all other category decreased by $7.8 million primarily due to the sale of properties in 2015 and 2016.

Acquisition costs decreased by $4.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2015, we acquired four multifamily properties, as compared to the acquisition of one property during the year ended December 31, 2016. Included in acquisition costs for the years ended December 31, 2016 and 2015 are $1.4 million and $5.2 million, respectively, in fees paid to related parties.

Management fees increased by $271,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily related to the increase in asset management fees paid to the Advisor due to increased property values during 2015 and 2016. Additionally, in June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.

General and administrative expenses increased by $307,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a $1.4 million increase in expenses allocated by the Advisor, offset by a decrease in expenses for properties sold during the year ended December 31, 2016.

Loss on disposal of assets decreased by $1.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the timing of the replacement of appliances at our rental properties in conjunction with unit upgrades.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2016, as compared to the year ended December 31, 2015, were as follows:

	Properties owned both periods	All other	Total
Depreciation	$4,008	$(1,918)	$2,090
Amortization of intangibles	(1,902)	(4,230)	(6,132)
	$2,106	$(6,148)	$(4,042)

The overall increase in depreciation for properties owned during both periods was due to the additional $28.0 million in capital improvements made during the years ended December 31, 2016 and 2015 in accordance with our planned

(Back to Index)

(Back to Index)

renovations. The decrease in depreciation and amortization in the all other category was due to the sale of our interests in six properties during 2016 and a reduction to the amortization of in-place leases for properties purchased in 2015.

Net gains on dispositions of properties and joint venture interests included in other income (expense) increased by $9.0 million due to the sale of six properties during the year ended December 31, 2016 as compared to the sale of six properties during the year ended December 31, 2015, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests
2016 Dispositions:
Conifer Place (1)	Norcoss, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601
			$140,004	$45,057

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490
			$87,684	$36,041

(1)    The net gain on dispositions of properties and joint venture interests related to Conifer Place includes $6.4 million which is attributable to noncontrolling interests.

Interest expense increased by $696,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The sales of Nesbit Palisades, Ivy at Clear Creek, and Affinity at Winter Park resulted in an acceleration of $504,000 of amortization of deferred financing costs and a loss of $105,000 due to a change in the fair value of interest rate caps. Additionally, interest expense for year ended December 31, 2016 includes $791,000 of extinguishment of loan costs related to refinancing of Tech Center Square, The Westside Apartments, Verona Apartment Homes, Cannery Lofts, Pinehurst, and Skyview Apartment Homes. These increases were offset by the net decrease in interest expense due to the sale of properties in 2015 and 2016.

(Back to Index)

(Back to Index)

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table presents the results of operations separated into two categories: the results of operations of the 16 properties we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the years ended December 31, 2015 and 2014 (in thousands):

	For the year ended			For the year ended
	December 31, 2015			December 31, 2014
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$50,751	$66,936	$117,687	$45,714	$54,196	$99,910
Interest and dividend income	2	636	638	5	354	359
Total revenues	50,753	67,572	118,325	45,719	54,550	100,269

Expenses:
Rental operating - expenses	15,713	18,454	34,167	16,381	18,378	34,759
Rental operating - payroll	7,790	8,979	16,769	7,461	7,323	14,784
Rental operating - real estate taxes	4,840	8,314	13,154	4,719	4,892	9,611
Subtotal - rental operating expenses	28,343	35,747	64,090	28,561	30,593	59,154
Acquisition costs	—	5,811	5,811	—	9,833	9,833
Management fees	2,263	13,190	15,453	1,999	9,545	11,544
General and administrative	2,667	10,109	12,776	2,552	8,303	10,855
Loss on disposal of assets	861	2,232	3,093	2,558	2,750	5,308
Provision for loan loss	—	130	130	—	—	—
Depreciation and amortization expense	19,339	28,934	48,273	20,768	27,003	47,771
Total expenses	53,473	96,153	149,626	56,438	88,027	144,465
Loss before other income (expense)	(2,720)	(28,581)	(31,301)	(10,719)	(33,477)	(44,196)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	36,041	36,041	—	10,484	10,484
Interest expense	(5,827)	(16,253)	(22,080)	(5,553)	(9,358)	(14,911)
Insurance proceeds in excess of cost basis	—	407	407	56	369	425
Total other income (expense)	(5,827)	20,195	14,368	(16,216)	(20,746)	(36,962)
Net loss	(8,547)	(8,386)	(16,933)	(16,216)	(31,982)	(48,198)
Net loss attributable to noncontrolling interests	—	38	38	—	2,021	2,021
Net loss attributable to common stockholders	$(8,547)	$(8,348)	$(16,895)	$(16,216)	$(29,961)	$(46,177)
(Back to Index)

(Back to Index)

Revenues: The $5.0 million increase in rental income for the 16 properties that we owned during both the years ended December 31, 2015 and 2014 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Increase in Effective Monthly Revenue per Unit (in dollars)
The Westside Apartments	$725	3.7%	$126
The Nesbit Palisades	628	(0.5)%	$143
Retreat at Rocky Ridge	489	16.4%	$83
Maxwell Townhomes	484	4.6%	$111
Williamsburg	420	1.2%	$28
Skyview Apartment Homes	410	4.3%	$124
Verona Apartment Homes	372	(0.1)%	$135
Trailpoint at the Woodlands	351	1.8%	$108
Ivy at Clear Creek	350	4.4%	$83
Affinity at Winter Park	330	8.3%	$91
All other, net	478
	$5,037

The $12.7 million increase in the all other category includes $27.4 million of revenue from the operations of 18 properties purchased from January 2014 to December 2015 offset by a decrease of $14.7 million related to the eight properties that were sold during the same period.

Expenses:  Our total rental operating expense increased by $4.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Total rental operating expenses for the 16 properties owned during both the year ended December 31, 2015 and the year ended December 31, 2014 decreased by $218,000, and was comprised primarily of insurance costs and uncapitalizable construction related expenses at these properties. Total rental operating expenses in the all other category increased by $5.2 million primarily due to a $3.4 million increase in real estate taxes related to the acquisition of additional properties and a $1.7 million increase in payroll related costs.

Acquisition costs decreased by $4.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. In the year ended December 31, 2014, we acquired 0.018 multifamily properties, including the Paladin acquisition, as compared to the acquisition of four properties during the year ended December 31, 2015. Included in acquisition costs for the years ended December 31, 2015 and 2014 are $5.2 million and $8.5 million, respectively, in fees paid to related parties.

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

(Back to Index)

(Back to Index)

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2015, as compared to the year ended December 31, 2014, were as follows:

	Properties owned both periods	All other	Total
Depreciation	$3,553	$5,563	$9,116
Amortization of intangibles	(4,982)	(3,632)	(8,614)
	$(1,429)	$1,931	$502

Net gains on dispositions of properties and joint venture interests included in other income (expense) increased by $25.6 million due to the sale of six properties during the year ended December 31, 2015 as compared to the sale of four properties during the year ended December 31, 2014, as follows (in thousands):

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

(Back to Index)

(Back to Index)

Capital Expenditures
We deployed a total of $28.0 million during the year ended December 31, 2016 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2016 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below: (in thousands):

	Capital deployed during the year ended	Remaining capital budgeted
Property	December 31, 2016
Yorba Linda	$3,930	$5,861
Heritage Pointe	2,666	4,226
South Lamar Village	2,491	1,142
Point Bonita	2,205	3,471
Calloway at Las Colinas	2,081	2,976
All other properties	14,651	16,220
	$28,024

Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013. On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.94 per share, which is our current value per share.

Gross Offering Proceeds
As of December 31, 2016, an aggregate of 75.0 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	9,078,068	91,389
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	74,975,022	$726,203
Shares redeemed and retired	(2,968,433)
Total shares outstanding as of December 31, 2016	72,006,589

(1)    Includes 276,056 shares held by the Advisor.

(Back to Index)

(Back to Index)

Credit Facility
The following is a summary of our credit facility:

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2016		December 31, 2015	Maturity Date	Interest Rate Basis	Current Interest Rate	December 31, 2016	December 31, 2015
Bank of America	$—	$13,280	$21,894	5/23/2017	LIBOR plus 3%	3.77%	3.44%	3.26%
On December 2, 2011, through our operating partnership, we entered into a secured revolving credit facility, or the Bank of America Credit Facility, with Bank of America, N.A.  On May 23, 2013, we amended the Bank of America Credit Facility to increase the amount we may borrow under the Credit Facility from $25.0 million to $50.0 million, or the Facility Amount. Draws under the Bank of America Credit Facility are secured by one of our properties with an aggregate value of $33.2 million and are guaranteed by us. We are able to draw up to 40% of the aggregate value of the property securing the facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility. We are required to make monthly interest-only payments.  We also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2016 and 2015, we had weighted average borrowings of $6.8 million and $13.8 million, respectively, under the Bank of America Credit Facility.
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

(Back to Index)

(Back to Index)

Mortgage Debt
During the year ended December 31, 2016, we borrowed an additional $109.0 million through additional mortgages on our rental properties.
The following table presents a summary of our mortgage notes payable, net (in thousands, except percentages):

	December 31, 2016				December 31, 2015
	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Collateral
Vista Apartment Homes	$15,225	$—	$(178)	$15,047	$15,573	$—	$(216)	$15,357
Cannery Lofts	13,100	—	(197)	12,903	8,148	—	(131)	8,017
Deerfield	10,359	—	(125)	10,234	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,690	—	(222)	18,468	19,013	—	(257)	18,756
Verona Apartment Homes	32,970	—	(532)	32,438	22,402	—	(179)	22,223
Skyview Apartment Homes	28,400	—	(462)	27,938	18,089	—	(148)	17,941
The Nesbit Palisades	—	—	—	—	20,298	—	(309)	19,989
Maxwell Townhomes	13,602	—	(137)	13,465	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	7,350	—	(154)	7,196	4,111	—	—	4,111
Pheasant Run	6,250	43	(9)	6,284	6,250	100	(20)	6,330
Retreat of Shawnee	12,893	85	(23)	12,955	13,090	164	(44)	13,210
Conifer Crossing	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,107	100	(96)	27,111	27,548	123	(120)	27,551
Pines of York	14,999	(299)	(56)	14,644	15,267	(363)	(69)	14,835
Estates at Johns Creek	49,596	—	(405)	49,191	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(143)	11,444	11,587	—	(163)	11,424
Perimeter Circle	17,298	—	(143)	17,155	17,657	—	(202)	17,455
Perimeter 5550	13,651	—	(118)	13,533	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,367	—	(268)	23,099	23,772	—	(328)	23,444
Sunset Ridge 1	19,699	259	(205)	19,753	20,121	329	(261)	20,189
Sunset Ridge 2	2,948	35	(26)	2,957	3,002	45	(34)	3,013
Calloway at Las Colinas	35,083	—	(306)	34,777	35,740	—	(372)	35,368
South Lamar Village	12,435	—	(131)	12,304	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(327)	25,953	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(661)	66,839	67,500	—	(860)	66,640
Point Bonita Apartment Homes	26,907	1,966	(338)	28,535	27,265	2,276	(391)	29,150
Stone Ridge	5,227	—	(130)	5,097	5,350	—	(153)	5,197
The Westside Apartments	36,820	—	(448)	36,372	23,000	—	(351)	22,649
Tech Center Square	12,375	—	(196)	12,179	12,500	—	(159)	12,341
Williamsburg	53,995	—	(828)	53,167	—	—	—	—
Retreat at Rocky Ridge	11,375	—	(261)	11,114	—	—	—	—
	$627,088	$2,189	$(7,125)	$622,152	$595,384	$2,674	$(6,513)	$591,545

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2016 (in thousands, except percentages):

Collateral	Maturity Date	Margin over LIBOR	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.29%	3.06%	(1)(5)	$67	$16
Cannery Lofts	11/1/2023	2.54%	3.31%	(1)(3)(6)	46	40
Deerfield	11/1/2020	—	4.66%	(2)(5)	54	29
Trailpoint at the Woodlands	11/1/2023	2.41%	3.18%	(1)(4)	74	67
Verona Apartment Homes	10/1/2026	2.36%	3.13%	(1)(3)(6)	116	38
Skyview Apartment Homes	10/1/2026	2.36%	3.13%	(1)(3)(6)	100	22
Maxwell Townhomes	1/1/2022	—	4.32%	(2)(5)	71	63
Pinehurst	11/1/2023	2.42%	3.19%	(1)(3)(6)	30	15
Pheasant Run	10/1/2017	—	5.95%	(2)(3)	31	15
Retreat of Shawnee	2/1/2018	—	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	—	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	—	4.46%	(2)(5)	80	37
Estates at Johns Creek	7/1/2020	—	3.38%	(2)(5)	221	102
Chisholm Place	6/1/2024	2.39%	3.16%	(1)(3)	43	38
Perimeter Circle	7/1/2019	—	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	—	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	—	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	—	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	—	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	—	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	—	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	1.88%	2.65%	(1)(3)	98	44
Yorba Linda	6/1/2020	1.75%	2.52%	(1)(3)	180	—
Point Bonita Apartment Homes	10/1/2023	—	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	1.86%	2.63%	(1)(5)	21	17
The Westside Apartments	9/1/2026	2.12%	2.89%	(1)(3)(6)	137	68
Tech Center Square	6/1/2023	2.58%	3.35%	(1)(5)(6)	55	25
Williamsburg	1/1/2024	2.38%	3.15%	(1)(3)(7)	202	123
Retreat at Rocky Ridge	1/1/2024	2.46%	3.23%	(1)(3)(7)	43	22

(1) Variable rate based on one-month LIBOR (0.77167% as of December 31, 2016).
(2) Fixed rate.
(3) Monthly interest-only payment required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
(6) Refinanced during the year ended December 31, 2016.
(7) New debt placed during the year ended December 31, 2016.

At December 31, 2016, the weighted average interest rate of all our outstanding indebtedness was 3.56%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (54% as of December 31, 2016). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

On December 20, 2013, we, through a wholly-owned subsidiary, entered into a loan, (the "Tech Center Loan") with PNC Bank, National Association.  Draws under the Tech Center Loan were secured by the assets of Tech Center Square Apartments (formerly known as the Jefferson Point Apartments). We provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) In November 2014 and March 2016, we amended the Tech Center Loan. On May 3, 2016, the existing loan was repaid in full and was refinanced with a different lender. The Tech Center Loan had included covenants but are no longer required due to the refinance.
On December 27, 2013, we, through a wholly-owned subsidiary, entered into a loan, (the "Westside Loan") with U.S. Bank National Association.  Draws under the Westside Loan were secured by the assets of Westside Apartments. We provided a $6.5 million repayment guarantee. The Westside Loan was to mature on December 27, 2017, and may have been extended to December 27, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Westside Loan. In June 2015, we amended the Westside Loan. On September 1, 2016, the existing loan was repaid in full and was refinanced with a different lender. The Westside Loan had included covenants but are no longer required due to the refinance.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 did not exceed the charter imposed limitation.
Distributions
During the year ended December 31, 2014, we paid aggregate distributions of $32.9 million, including $10.0 million of distributions paid in cash and $22.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.2 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. For the year ended December 31, 2016, we paid aggregate distributions of $43.0 million, including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows:

Record Date	Per Common Share	Distribution Date	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
October 28, 2016	0.05	October 31, 2016	2,348	1,234	3,582
November 29, 2016	0.05	November 30, 2016	2,343	1,249	3,592
December 29, 2016	0.05	December 30, 2016	2,326	1,263	3,589
	$0.60		$28,497	$14,508	$43,005

(Back to Index)

(Back to Index)

Distributions paid, distributions declared, and sources of distributions paid were as follows for the year ended December 31, 2016 (dollars in thousands):

	Distributions Paid					Distributions Declared		Sources of Distributions Paid
								Operating Activities	Debt Financing	Dispositions
2016	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities- QTD	Cash Provided By Operating Activities- YTD	Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$3,490	$7,256	$10,746	$4,884	$4,884	$10,746	$0.15	$4,884 / 45%	—	$5,862 / 55%
Second Quarter	$3,615	$7,151	$10,766	$2,597	$7,481	$10,766	$0.15	$2,597 / 24%	—	$8,169 / 76%
Third Quarter	$3,657	$7,073	$10,730	$742	$8,223	$10,730	$0.15	$742 / 7%	—	$9,988 / 93%
Fourth Quarter	$3,746	$7,017	$10,763	$2,907	$11,130	$10,763	$0.15	$2,907 / 27%	—	$7,856 / 73%
	$14,508	$28,497	$43,005

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
	$2.24	$91,390	$43,322	$134,712

Since our formation, we have issued a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2016.
Our net income attributable to common shareholders for the year ended December 31, 2016 was $4.1 million and net cash provided by operating activities was $11.1 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2016 were $134.7 million and $104.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders – GAAP	$4,065	$(16,895)	$(46,177)
Net gains on dispositions of properties and joint venture interests (2)	(38,834)	(36,041)	(10,484)
Depreciation expense (3)	43,943	40,808	31,296
FFO attributable to common stockholders	9,174	(12,128)	(25,365)
Adjustments for straight-line rents	105	(176)	—
Amortization of intangible lease assets (4)	228	6,360	13,913
Realized loss on change in fair value of interest rate cap	105	—	—
Loss on extinguishment of debt	791	—	—
Debt premium amortization (5)	(485)	(602)	(388)
Acquisition costs	1,582	5,811	9,833
MFFO attributable to common stockholders	11,500	(735)	(2,007)
Net gains on dispositions of properties and joint venture interests (2)	38,834	36,041	10,484
AFFO attributable to common stockholders	$50,334	$35,306	$8,477

Basic and diluted net loss per common share - GAAP	$0.06	$(0.24)	$(0.68)
FFO per share	$0.13	$(0.17)	$(0.37)
MFFO per share	$0.16	$(0.01)	$(0.03)
AFFO per share	$0.70	$0.50	$0.12

Weighted average shares outstanding (1)	71,787	70,397	68,008

(1)
Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable at December 31, 2016, 2015, and 2014.

(2)	Net gains on dispositions of properties and joint venture interests for the year ended December 31, 2016 excludes $6.2 million attributable to noncontrolling interests.

(3)	Depreciation expense excludes amounts attributable to noncontrolling interests of $60,000, $1.1 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(4)
Amortization of intangible lease assets excludes amounts attributable to noncontrolling interests of $1.1 million for the year ended December 31, 2014. There were no noncontrolling interest adjustments for the years ended December 31, 2016 and 2015.

(5)
Debt premium amortization excludes amounts attributable to noncontrolling interests of $178,000 and $215,000 for the years ended December 31, 2015, and 2014, respectively. There was no noncontrolling interest adjustment for the year ended December 31, 2016.

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
Depreciation
We make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate

(Back to Index)

(Back to Index)

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
Real Estate Purchase Price Allocation
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

(Back to Index)

(Back to Index)

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
Preferred Equity Investment
We recorded our preferred equity investments at amortized cost. Investments, carried at amortized cost were evaluated for impairment at each reporting date. When an investment was impaired and that impairment was considered other than temporary, the amount of the loss accrual was calculated by comparing the carrying amount of the investment to its estimated fair value. This investment was repaid in full on June 6, 2016.
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

(Back to Index)

(Back to Index)

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
Adoption of New Accounting Standards
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. On December 15, 2016, we adopted ASU No. 2014-15 and the adoption had no impact on our consolidated financial statements.
In January 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. On January 1, 2016, we adopted ASU No. 2015-01 and the adoption had no impact on our consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. On January 1, 2016, we adopted ASU No. 2015-02 and the adoption did not have a significant impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. On January 1, 2016, we adopted ASU No. 2015-03. Upon adoption, we applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. We had reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In August 2015, FASB issued ASU No. 2015-15, "Interest - Imputation of Interest", which clarifies that debt issuance costs associated with line of credit arrangements may continue to be accounted for as assets and not as a direct deduction from the carrying amount of the debt liabilities. On January 1, 2016, we adopted ASU No. 2015-15. Upon adoption, deferred finance costs related to our credit facility were reclassified to prepaid expenses and other assets.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. On January 1, 2016, we adopted ASU No. 2015-16 and the adoption had no impact on our consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In

(Back to Index)

(Back to Index)

accordance with the our plan for the adoption of ASU 2014-09, we have identified revenue streams and are performing an in-depth review to identify the related performance obligations and to evaluate the impact on our consolidated financial statements and internal accounting processes and controls. As the majority of our revenue is derived from lease contracts, we do not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 will be effective for the annual period beginning January 1, 2019. We are evaluating this guidance; however, we do not expect the adoption of ASU No. 2016-02 to have a significant impact on our consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the annual period beginning January 1, 2019. We are evaluating this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  ASU No. 2016-25 will be effective beginning January 1, 2018. Early application is permitted. We are evaluating this guidance; however, we do not expect the adoption of ASU No. 2016-15 to have a significant impact on our consolidated cash flows.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective beginning January 1, 2018. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective beginning December 15, 2019. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.
Contractual Obligations
The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$627,088	$12,978	$71,364	$250,072	$292,674
Interest on Long-Term Debt Obligations	119,142	22,084	41,159	30,623	25,276
Operating Lease Obligations	299	80	96	72	51
	$746,529	$35,142	$112,619	$280,767	$318,001
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
Subsequent Events
On January 20, 2017, we obtained $47.0 million in financing, secured by Providence in the Park.

(Back to Index)

On January 27, 2017, our board of directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: January 30, 2017, February 27, 2017, and March 30, 2017. Such distributions were or are to be paid on January 31, February 28, and March 31, 2017.
On March 20, 2017, we entered into an agreement to sell Mosaic, located in Oklahoma City, Oklahoma for $6.1 million with an expected closing in May 2017. We expect to record a gain on sale during the three months ended June 30, 2017.
On March 27, 2017, the Company's board of directors approved $7.5 million of redemption requests from investors.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 13 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of December 31, 2016 and December 31, 2015, we had $340.9 million and $282.0 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2016 and 2015, our annual interest expense would have increased by approximately $2.5 million and $2.2 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. As of December 31, 2016 and December 31, 2015, we had $286.2 million and $351.6 million, respectively, in fixed rate debt outstanding. As of December 31, 2016 and December 31, 2015, this fixed rate debt had fair values of $293.5 million and $359.7 million, respectively. Fair values are computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of December 31, 2016 and December 31, 2015, the fair value of this fixed rate debt would have decreased by $10.3 million and $14.0 million, respectively.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2016.
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

(Back to Index)

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 28, 2017, David E. Bloom, our Senior Vice President, offered our Board of Directors his resignation as an officer of our company. Mr. Bloom’s decision was based on his determination that he will be unable to devote the necessary time and attention to company matters, and was not a result of any disagreements with us on any matter relating to our operations, policies or practices.

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
The other information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

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

10.4	Renewal Agreement, dated September 15, 2016, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

(Back to Index)

(Back to Index)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
99.2	Consent of Duff & Phelps, LLC
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 30, 2017	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey H. Woodward	Director	March 30, 2017
GEOFFREY H. WOODWARD

/s/ Andrew Ceitlin	Director	March 30, 2017
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 30, 2017
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 30, 2017
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 30, 2017
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 30, 2017
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Real Estate Opportunity REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2017

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Investments:
Rental properties, net	$902,454	$916,498
Other investments	769	4,643
Identified intangible assets, net	1,855	374
Assets held for sale - rental properties, net	—	69,350
Total investments	905,078	990,865

Cash	114,842	78,442
Restricted cash	10,277	9,987
Due from related parties	1,375	1,421
Tenant receivables, net	89	211
Deposits	262	230
Prepaid expenses and other assets	2,351	2,227
Goodwill	711	1,231
Other assets associated with rental properties held for sale	—	81
Total assets	$1,034,985	$1,084,695

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$622,152	$591,545
Credit facility	—	21,894
Accounts payable	1,125	1,583
Accrued expenses and other liabilities	6,738	7,932
Accrued real estate taxes	7,262	6,856
Due to related parties	2,055	1,185
Tenant prepayments	1,069	1,212
Security deposits	2,565	2,626
Other liabilities associated with rental properties held for sale	—	16,763
Total liabilities	$642,966	$651,596

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 74,975,022 and 72,333,652 shares issued, respectively; and 72,006,589 and 71,617,117 shares outstanding, respectively)	720	716
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	642,523	638,335
Accumulated other comprehensive loss	(345)	(440)
Accumulated deficit	(252,306)	(213,366)
Total stockholders’ equity	390,593	425,246
Noncontrolling interests	1,426	7,853
Total equity	$392,019	$433,099
Total liabilities and equity	$1,034,985	$1,084,695

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended
	December 31,
	2016	2015	2014
Revenues:
Rental income	$117,745	$117,687	$99,910
Interest and dividend income	622	638	359
Total revenues	118,367	118,325	100,269
Expenses:
Rental operating - expenses	27,608	34,167	34,759
Rental operating - payroll	14,790	16,769	14,784
Rental operating - real estate taxes	12,668	13,154	9,611
Subtotal - Rental operating expenses	55,066	64,090	59,154
Acquisition costs	1,582	5,811	9,833
Management fees	15,724	15,453	11,544
General and administrative	13,083	12,776	10,855
Loss on disposal of assets	1,576	3,093	5,308
Provision for loan loss	—	130	—
Depreciation and amortization expense	44,231	48,273	47,771
Total expenses	131,262	149,626	144,465
Loss before other income (expense)	(12,895)	(31,301)	(44,196)
Other income (expense):
Net gains on dispositions of properties and joint venture interests	45,057	36,041	10,484
Interest expense	(22,776)	(22,080)	(14,911)
Insurance proceeds in excess of cost basis	985	407	425
Total other income (expense)	23,266	14,368	(4,002)

Net income (loss)	$10,371	$(16,933)	$(48,198)
Net (income) loss attributable to noncontrolling interests	(6,306)	38	2,021
Net income (loss) attributable to common stockholders	$4,065	$(16,895)	$(46,177)

Net income (loss)	$10,371	$(16,933)	$(48,198)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on derivative due to sale	105	—	—
Designated derivatives, fair value adjustments	(10)	(174)	(286)
Total other comprehensive income (loss)	95	(174)	(286)
Comprehensive income (loss)	10,466	(17,107)	(48,484)
Comprehensive (income) loss attributable to noncontrolling interests	(6,306)	38	2,021
Total comprehensive income (loss) attributable to stockholders	$4,160	$(17,069)	$(46,463)

Weighted average common shares outstanding	71,787	70,397	68,008
Basic and diluted income (loss) per common share:
Net income (loss) per common share	$0.06	$(0.24)	$(0.68)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	66,667	$668	50	$1	$590,591	$20	$(74,233)	$517,047	$—	$517,047
Common stock issued through distribution reinvestment plan	2,410	24	—	—	22,874	—	—	22,898	—	22,898
Distributions on common stock	333	3	—	—	3,330	—	(3,333)	—	—	—
Distributions declared	—	—	—	—	—	—	(30,635)	(30,635)	—	(30,635)
Common stock redemptions	(156)	(2)	—	—	(1,445)	—	59	(1,388)	—	(1,388)
Other comprehensive loss	—	—	—	—	—	(286)	—	(286)	—	(286)
Noncontrolling interests retained in the Paladin merger	—	—	—	—	—	—	—	—	18,901	18,901
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(119)	(119)
Acquisitions of noncontrolling interests	—	—	—	—	(1,326)	—	—	(1,326)	(8,540)	(9,866)
Net loss	—	—	—	—	—	—	(46,177)	(46,177)	(2,021)	(48,198)
Balance at December 31, 2014	69,254	693	50	1	614,024	(266)	(154,319)	460,133	8,221	468,354
Common stock issued through distribution reinvestment plan	2,865	28	—	—	28,931	—	—	28,959	—	28,959
Distributions declared	—	—	—	—	—	—	(42,216)	(42,216)	—	(42,216)
Common stock redemptions	(502)	(5)	—	—	(5,101)	—	64	(5,042)	—	(5,042)
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)	—	(174)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	151	151
Acquisitions of noncontrolling interests	—	—	—	—	481	—	—	481	(481)	—
Net loss	—	—	—	—	—	—	(16,895)	(16,895)	(38)	(16,933)
Balance at December 31, 2015	71,617	716	50	1	638,335	$(440)	(213,366)	425,246	7,853	433,099
Common stock issued through distribution reinvestment plan	2,642	26	—	—	28,471	—	—	28,497	—	28,497
Distributions declared	—	—	—	—	—	—	(43,005)	(43,005)	—	(43,005)
Common stock redemptions	(2,252)	(22)	—	—	(24,283)	—	—	(24,305)	—	(24,305)
Other comprehensive income	—	—	—	—	—	95	—	95	—	95
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Net income	—	—	—	—	—	—	4,065	4,065	6,306	10,371
Balance at December 31, 2016	72,007	$720	50	$1	$642,523	$(345)	$(252,306)	$390,593	$1,426	$392,019

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$10,371	$(16,933)	$(48,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	1,576	3,093	5,308
Casualty (gains) losses	(680)	782	—
Provision for loan loss	—	130	—
Loss on extinguishment of debt	791	—	—
Net gains on disposition of properties and joint venture interests	(45,057)	(36,041)	(10,484)
Depreciation and amortization	44,231	48,273	47,771
Amortization of deferred financing costs	2,120	1,839	1,365
Amortization of debt premium (discount)	(485)	(779)	(598)
Realized loss on change in fair value of interest rate cap	105	—	—
Accretion of discount and direct loan fees and costs	(39)	(39)	(28)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,428)	(1,942)	(2,332)
Tenant receivables, net	55	313	161
Deposits	(65)	3	(775)
Prepaid expenses and other assets	489	886	363
Due to/from related parties, net	869	(722)	(1,236)
Accounts payable and accrued expenses	(1,720)	583	5,289
Tenant prepayments	(102)	(40)	554
Security deposits	99	91	(127)
Net cash provided by (used in) operating activities from continuing operations	11,130	(503)	(2,967)
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	80,173	60,258	27,082
Property acquisitions	(63,126)	(96,953)	(229,041)
Ownership acquisitions, net of cash received	—	—	(58,720)
Insurance proceeds received for casualty losses	3,171	794	—
Acquisition of preferred equity interest	(408)	(408)	(3,460)
Resolution of preferred equity interest	4,300	—	—
Capital expenditures	(28,024)	(43,018)	(37,384)
Restricted cash	1,572	(766)	1,981
Principal payments received on loans held for investment	21	601	227
Net cash used in investing activities of continuing operations	(2,321)	(79,492)	(299,315)
The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	Years Ended
	December 31,
	2016	2015	2014
Cash flows from financing activities:
Redemptions of common stock	(24,305)	(5,042)	(1,389)
Payment of deferred financing costs	(3,200)	(402)	(4,155)
Borrowings on mortgages	194,870	31,473	182,213
Principal repayments on mortgages	(93,990)	(6,150)	(3,027)
Borrowings on credit facility	12,500	33,918	85,520
Repayments on credit facility	(34,394)	(22,288)	(76,975)
Purchase of interest rate caps	(262)	(95)	(110)
Distributions paid on common stock	(14,508)	(13,257)	(9,958)
Contributions of noncontrolling interests	—	151	—
Distributions to noncontrolling interests	(9,120)	—	(119)
Net cash provided by financing activities of continuing operations	27,591	18,308	172,000
Net cash provided by (used in) continuing operations	36,400	(61,687)	(130,282)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	88
Net cash provided by discontinued operations	—	—	88
Net increase (decrease) in cash	36,400	(61,687)	(130,194)
Cash at beginning of year	78,442	140,129	270,323
Cash at end of year	$114,842	$78,442	$140,129

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
On September 8, 2016, RAI was acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by RAI.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2016, 2015 and 2014, the Company issued a total of 7.9 million, in aggregate, additional shares for $80.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
		9,022
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)(g)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	(c)(g)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(c)(g)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(d)(g)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(d)(g)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(d)(g)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(d)(g)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(d)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(d)(g)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(e)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(e)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(e)(g)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(f)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(e)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(e)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

N/A - Not Applicable
(a) Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.
(b) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(c) Underlying investment sold prior to 2015.
(d) Underlying investment sold in 2015.
(e) Underlying investment sold in 2016.
(f) Underlying investment resolved in 2016.
(g) Subsidiary was dissolved prior to December 31, 2016.
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

(1) On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture (See Note 9).
(2) On June 30, 2016, the Company sold its joint venture interest in Fieldstone to its joint venture partner. As such, the Company deconsolidated the entity as of June 30, 2016. The Company has no continuing involvement with this joint venture. (See Note 9).
(3) On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. (See Note 9).
The Company's preferred equity investment was a VIE for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of investee that were considered most significant.  This investment was repaid in full on June 6, 2016 and the Company has no further continuing involvement with this investment. Additional information with respect to the preferred equity investment is disclosed in Note 6.
Segment Reporting
The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.
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
DECEMBER 31, 2016

date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Company had zero and three rental properties, respectively, included in assets held for sale as of December 31, 2016 and 2015.
In December 2015, the Company agreed to sell its 70% interest in the joint venture that owns Champion Farms Apartments to its joint venture partner. The sale was completed in January 2016. As such, all assets and liabilities of the consolidated entity had been reported as held for sale in the December 31, 2015 consolidated balance sheet.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2016, the Company had $125.7 million of deposits at various banks, $112.0 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
As of December 31, 2016, the Company's real estate investments in Texas, Georgia, and California represented approximately 33%, 13%, and 18% of the net book value of its rental property assets, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas, Georgia, and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of December 31, 2016, the total payments due under these obligations were $299,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

estimated cost to dispose of the asset. There were no impairment losses recorded on long lived assets during the years ended December 31, 2016, 2015 and 2014.
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
Preferred Equity Investment
The Company recorded its preferred equity investment, included in other investments on the consolidated balance sheets, at amortized cost. Investments carried at amortized cost were evaluated for impairment at each reporting date. When an investment was impaired and that impairment was considered other than temporary, the amount of the loss accrual was calculated by comparing the carrying amount of the investment to its estimated fair value. This investment was repaid in full on June 6, 2016 (See Note 6).
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
DECEMBER 31, 2016

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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill as of December 31, 2016 and found no indications of impairment.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $56.0 million and $368,000 for the years ending December 31, 2017 and 2018, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $325,000, $216,000, $148,000, $80,000, and $15,000 for the years ending December 31, 2017, 2018, 2019, 2020, and 2021, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $10.8 million, $10.3 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2016 and 2015, there were allowances for uncollectible receivables of $5,200 and $24,100, respectively.
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
The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of December 31, 2016 and 2015, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 16) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2016 (were such date to represent the end of the contingency period).  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the consolidated balance sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

In accordance with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", the Company has reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015, respectively, from assets to liabilities as a direct reduction of the related mortgage notes payable. In addition, deferred finance costs related to the Company's credit facility were reclassified from deferred financing costs to prepaid expenses and other assets (See Note 13).
Adoption of New Accounting Standards
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. On December 15, 2016, the Company adopted ASU No. 2014-15 and the adoption had no impact on the Company's consolidated financial statements.
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
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. On January 1, 2016, the Company adopted ASU No. 2015-03. Upon adoption, the Company applied the new guidance on a retrospective basis and adjusted the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. The Company had reclassified $6.5 million of unamortized debt issuance costs at December 31, 2015 from assets to liabilities as a direct reduction of the related mortgage notes payable.
In August 2015, FASB issued ASU No. 2015-15, "Interest - Imputation of Interest", which clarifies that debt issuance costs associated with line of credit arrangements may continue to be accounted for as assets and not as a direct deduction from the carrying amount of the debt liabilities. On January 1, 2016, the Company adopted ASU No. 2015-15. Upon adoption, deferred finance costs related to the Company's credit facility were reclassified to prepaid expenses and other assets (See Note 13).
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. On January 1, 2016, the Company adopted ASU No. 2015-16 and the adoption had no impact on the Company's consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company has identified revenue streams and is performing an in-depth review to identify the related performance obligations and to evaluate the impact on the Company’s

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from lease contracts, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize at the commencement date for all leases, with the exception of short-term leases, (a) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on the Company's consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for the Company beginning January 1, 2019. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on the Company's consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  ASU No. 2016-25 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-15 to have a significant impact on its consolidated cash flows.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Non-cash financing and investing activities:
Stock issued from distribution reinvestment plan	$28,497	$28,959	$22,898
Stock distributions issued	—	—	3,333
Deferred financing costs and escrow deposits funded directly by mortgage notes and credit facility	2,619	11,167	4,404
Accrual for construction in progress	1,343	896	947

Non-cash activity related to sales:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	35,152	—	—
Mortgage notes payable settled directly with proceeds from sale of rental property	55,720	—	—

Assets and liabilities assumed in acquisitions:
Mortgage notes payable and other liabilities assumed in acquisition of rental property	—	40,284	176,935

Cash paid during the period for:
Interest	$20,297	$20,752	$12,832
NOTE 4 – RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvement. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31,
	2016	2015
Real estate taxes	$6,853	$5,395
Insurance	1,854	1,657
Capital improvements	1,570	2,935
Total	$10,277	$9,987
In addition, the Company had unrestricted cash designated for capital expenditures of $101.6 million and $64.1 million for the years ended December 31, 2016 and 2015, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 5 – RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	December 31,
	2016	2015

Land	$176,418	$180,533
Building and improvements	795,665	775,239
Furniture, fixtures and equipment	32,198	28,928
Construction in progress	5,983	2,949
	1,010,264	987,649
Less: accumulated depreciation	(107,810)	(71,151)
	$902,454	$916,498
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $44.0 million, $41.9 million, and $32.8 million, respectively.
During the three months ended December 31, 2015, the Company entered into agreements to sell two rental properties, with an aggregate total net book value of $43.9 million. The Company confirmed the intent and ability to sell all of the properties in their present condition and all properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to December 31, 2015, at which time depreciation ceased. As such, the assets associated with these properties were separately classified and included as assets held for sale on the Company's consolidated balance sheet at December 31, 2015. However, the anticipated sale of these properties did not qualify for discontinued operations, and, therefore the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sales of these two rental properties during the three months ended March 31, 2016 (see Note 9).
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
Included in the consolidated balance sheet at December 31, 2015 was $7.9 million of noncontrolling interests, of which $5.7 million related to interests held for sale.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 6 − LOAN HELD FOR INVESTMENT, NET

On March 15, 2011, the Company purchased, at a discount, two non-performing promissory notes (the "Oberlin Note” and the "Heatherwood Note”) and two performing promissory notes (the "Peterson Note” and the "Trail Ridge Note”), collectively referred to as the “Notes”, each of which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Notes was a total of $3.1 million, excluding closing costs. The Oberlin Note and Peterson Note were resolved in prior years.

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
The following table presents the aging of the Trail Ridge Note, the Company’s remaining loan held for investment (in thousands), which is included in other investments on the consolidated balance sheets:

	December 31,
	2016	2015
Current	$769	$757

Delinquent:
30−89 days	—	—
90−180 days	—	—
Greater than 180 days	—	—
	$769	$757
The following table presents information about the credit quality of the Trail Ridge Note, the Company’s remaining loan held for investment, net (in thousands):

	December 31,
	2016	2015
Loans:
Performing	$769	$757
Nonperforming	—	—
Total	$769	$757
The following table presents details of the balance and terms of the Trail Ridge Note, the Company's remaining loan held for investment at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Unpaid principal balance	$960	$981
Unamortized discount	(198)	(231)
Deferred expenses, net	7	7
Net book value	$769	$757

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

The Company has evaluated the loan for impairment and determined that, as of December 31, 2016, it was not impaired.  There were no allowances for credit losses as of both December 31, 2016 and 2015. There were $0 and $130,000 of charge-offs for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 − PREFERRED EQUITY INVESTMENT

On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became the Preferred Member. Presidium AMC Spring Hill Venture, LLC, (“Presidium”), a Texas limited liability company, owned the common equity and acted as the managing member of the Investment Vehicle. In October 2015 and March 2016, the Company increased its investment by a total of $800,000. The Company was obligated to fund up to an additional $1.1 million in increments of $150,000 as long as no triggering event had occurred.

The Investment Vehicle was the sole member of Spring Hill Investors GP, LLC, which was the general partner of Spring Hill Investors, LP, the owner of a 606-unit multifamily residential apartment community commonly known as Spring Hill Apartments (“Spring Hill”) and located in Dallas, Texas. The Company’s preferred equity investment was predominately utilized for capital improvements and deferred maintenance projects.

The Company was paid a dividend equal to 12% of the total amount invested, of which 7% was paid monthly and the remaining amount accrued and was to be paid when the property cash flow allowed for the repayment. The mandatory redemption date for the investment was to be the earliest of (i) April 2017 or (ii) any earlier date that the mortgage loan secured by Spring Hill Apartments becomes due and payable as a result of the acceleration of the loan maturity date by the lender, or (iii) the date on which a defeasance is effected pursuant to the loan documents. The outstanding balance as of December 31, 2015 was $3.9 million, which is included in other investments on the consolidated balance sheets.

This investment was repaid in full on June 6, 2016. In conjunction with the payoff, the Company received an exit fee of $230,000, which is included in interest and dividend income in the Company's consolidated statement of operations.
NOTE 8 – ACQUISITIONS AND FORECLOSURES
Real Estate Investments
As of December 31, 2016, the Company owned 31 properties, including six of the 12 properties purchased on January 28, 2014 as part of the Paladin Realty Income Properties, Inc. (“Paladin”) portfolio acquisition, discussed below. The Company recognized goodwill on the Paladin transaction as the excess of purchase price over the fair value of the property acquired. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has received final appraisals for all recent acquisitions.
The table below summarizes these acquisitions and the respective fair values assigned, excluding non-wholly owned properties acquired through the Paladin merger (dollars in thousands):

Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)		Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Providence in the Park	Arlington, TX	12/22/2016	$63,200		$7,398	$53,270	$822	$1,710	$83	$(214)	$63,069
Point Bonita Apartment Homes	Chula Vista, CA	6/16/2015	49,050		17,208	32,651	506	1,130	9	(30,008)	21,496
Yorba Linda	Yorba Linda, CA	6/1/2015	118,000		39,322	76,124	590	1,964	76	(232)	117,844
Heritage Pointe	Gilbert, AZ	3/19/2015	36,000		8,487	25,867	716	931	—	(152)	35,849
South Lamar Village	Austin, TX	2/26/2015	24,000		5,586	17,493	291	629	—	(12,961)	11,038
Pines of York	Yorktown, VA	1/28/2014	8,087	(2)	4,464	16,340	400	715	416	(15,447)	6,888
Calloway at Las Colinas	Irving, TX	9/29/2014	48,500		6,707	39,543	825	1,425	9	(636)	47,873

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

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

(1)
Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

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
DECEMBER 31, 2016

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

Acquisitions
The Company acquired one property during the year ended December 31, 2016. In order to finalize the fair values of the acquired assets and liabilities, a third-party appraisal was obtained for the property acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for this property. The valuation has been finalized as of December 31, 2016.

Yorba Linda Acquisition -2015
The supplemental pro forma financial information set forth below is based upon historical financial statements giving effect to the Yorba Linda acquisition as of the beginning of the period presented (in thousands):

For the Year Ended
December 31, 2014
(unaudited)
Revenues	108,005
Net loss attributable to common stockholders	(50,043)
Basic and diluted net loss per share	$(0.74)
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
On January 28, 2014, the parties completed the Merger resulting in the acquisition by the Operating Partnership of interests in 11 joint ventures that owned a total of 10 multifamily communities with more than 2,500 rentable units and two office properties that contained more than 75,000 rentable square feet. The Operating Partnership also acquired, as part of the Merger, a promissory note in the principal amount of $3.5 million issued by a consolidated joint venture which was eliminated in consolidation. This promissory note was secured by the co-venturer’s interests in such joint venture and was repaid in full on November 17, 2015. The consideration for the Merger was $51.2 million exclusive of transaction costs. The names of each community, location and the Company's joint venture ownership interests on the date of acquisition are presented below:

Multifamily Community Name	City and State	Ownership % at Date of Acquisition
Champion Farms	Louisville, KY	70.0%
Fieldstone	Woodlawn, OH	83.0%
Pinehurst	Kansas City, MO	97.5%
Pheasant Run	Lee's Summit, MO	97.5%
Retreat at Shawnee	Shawnee, KS	97.5%
Hilltop Village	Kansas City, MO	49.0%
Conifer Place	Norcross, GA	42.5%
Stone Ridge	Columbia, SC	68.5%
Evergreen at Coursey Place	Baton Rouge, LA	51.7%
Pines of York	Yorktown, VA	90.0%
Governor Park (sold March 6, 2014)	San Diego, CA	47.65%

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

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
The allocation of the purchase price for the interests in the 11 Paladin joint ventures, which was completed during the year ended December 31, 2014, is included below (in thousands):

Multifamily Community Name	Land	Building and Improvements	Intangible Assets	Fair Value of Property	Other Assets	Liabilities	Noncontrolling Interest	Total Company Equity	Goodwill	Allocation of Purchase Price
Champion Farms	$3,168	$23,464	$579	$27,211	$575	$(17,015)	$(3,231)	$7,540	$171	$7,711
Fieldstone	1,420	18,472	648	20,540	661	(16,462)	(806)	3,933	130	4,063
Pinehurst	1,250	8,241	290	9,781	332	(4,548)	(139)	5,426	72	5,498
Pheasant Run	800	10,798	317	11,915	472	(6,559)	(146)	5,682	76	5,758
Retreat at Shawnee	3,200	14,550	608	18,358	686	(14,088)	(124)	4,832	117	4,949
Hilltop Village	800	4,289	195	5,284	267	(4,612)	(479)	460	33	493
Conifer Place	5,040	28,712	1,007	34,759	749	(28,776)	(3,869)	2,863	219	3,082
Stone Ridge	1,300	4,612	326	6,238	985	(178)	(2,218)	4,827	42	4,869
Evergreen at Coursey Place	3,430	38,041	1,080	42,551	1,210	(28,844)	(7,200)	7,717	268	7,985
Pines of York	4,464	16,340	715	21,519	816	(15,446)	(689)	6,200	136	6,336
	$24,872	$167,519	$5,765	$198,156	$6,753	$(136,528)	$(18,901)	$49,480	$1,264	$50,744
Governor Park (sold March 6, 2014)										456
Total purchase price										$51,200
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
DECEMBER 31, 2016

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

The tables below present the total revenues, net loss, and acquisition costs of the Company's acquisitions during the year ended December 31, 2016, 2015, and 2014 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2016 Acquisitions:
Providence in the Park	$193	$(781)	$(1,509)
Various properties	—	—	(73)	(1)
	$193	$(781)	$(1,582)

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2015 Acquisitions:
South Lamar Village	$2,086	$(1,580)	$(692)
Heritage Pointe	3,019	(2,173)	(1,005)
Yorba Linda	4,584	(3,405)	(2,761)
Point Bonita Apartment Homes	2,431	(2,144)	(1,353)
	$12,120	$(9,302)	$(5,811)

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2014 Acquisitions:
South Lamar Village (2)	$—	$—	$(66)
Calloway at Las Colinas	1,445	(1,234)	(1,290)
Sunset Ridge	1,214	(1,216)	(968)
Aston at Cinco Ranch	1,718	(1,144)	(832)
Perimeter 5550	1,172	(1,024)	(606)
Perimeter Circle	1,501	(1,272)	(748)
Chisholm Place	1,196	(1,042)	(494)
The Estates at Johns Creek	4,828	(3,287)	(1,720)
Paladin Properties	22,645	(10,190)	(3,109)
	$35,719	$(20,409)	$(9,833)

(1)	Acquisition fees paid in 2016 related to additional investments in properties to fund additional capital reserves.

(2)	Acquisition that was completed during the first quarter of fiscal 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 9 - MEASUREMENT PERIOD ADJUSTMENTS
The Company obtains third party appraisals for all of its acquisitions. If the appraisals are not finalized in the period in which the property or interest was acquired, a measurement period adjustment is recorded. For the Estates at Johns Creek acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended June 30, 2014. For the Paladin acquisition, which was completed in the three months ended March 31, 2014, the measurement period adjustments were finalized during the three months ended December 31, 2014. There were no measurement period adjustments needed for the years ended December 31, 2016 and 2015.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 10 – DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of our disposition and deconsolidation activity during the years ended December 31, 2016, 2015, and 2014 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests	Revenues Attributable to Properties Sold	Net Income (Loss) Attributable to Properties Sold
2016 Dispositions:
Conifer Place (1)	Norcoss, Georgia	January 27, 2016	$42,500	$9,897	$365	$9,942
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066	220	1,125
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792	386	6,629
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605	1,010	5,757
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096	1,548	4,325
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601	2,615	17,739
			$140,004	$45,057	$6,144	$45,517

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784	$199	$3,819
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50	3	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303	1,274	15,652
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028	701	10,290
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386	828	4,027
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490	1,135	2,202
			$87,684	$36,041	$4,140	$36,040

2014 Dispositions:
Governor Park	San Diego, California	March 6, 2014	$456	$—	$—	$—
Campus Club	Tampa, Florida	June 16, 2014	10,500	2,602	849	2,723
Hilltop Village (2)	Kansas City, Missouri	July 1, 2014	—	(493)	352	(707)
Arcadia at Westheimer	Houston, Texas	September 19, 2014	18,100	8,375	2,667	8,407
			$29,056	$10,484	$3,868	$10,423

(1)
On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net income (loss) attributable to properties sold presented includes $6.3 million attributable to noncontrolling interests.

(2)    Net income (loss) attributable to properties sold presented includes $112,000 attributable to noncontrolling interests.

NOTE 11 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The value of the acquired in-place leases totaled $1.9 million and $374,000 as of December 31, 2016 and 2015, respectively, net of accumulated amortization of $24.3 million and $28.4 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases is seven months and one month as of December 31, 2016 and 2015, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of the rental and antennae leases for the years ended December 31, 2016, 2015, and 2014 was $228,000, $6.4 million, and $15.0 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

Expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter, is as follows (in thousands):

2017	$1,726
2018	16
2019	16
2020	16
2021	16
Thereafter	65
$1,855

NOTE 12 – GOODWILL

The following table presents a rollforward of the Company's activity in goodwill for the years ended December 31, 2016 and 2015 (in thousands):

Balance, January 1, 2015	$1,231
Activity - 2015	—
Balance, December 31, 2015	$1,231
Activity - 2016: Sale of Conifer Place, Champion Farms, and Fieldstone	(520)
Balance, December 31, 2016	$711

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 13 – MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2016				December 31, 2015
	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Collateral
Vista Apartment Homes	$15,225	$—	$(178)	$15,047	$15,573	$—	$(216)	$15,357
Cannery Lofts	13,100	—	(197)	12,903	8,148	—	(131)	8,017
Deerfield	10,359	—	(125)	10,234	10,517	—	(159)	10,358
Ivy at Clear Creek	—	—	—	—	8,431	—	(136)	8,295
Trailpoint at the Woodlands	18,690	—	(222)	18,468	19,013	—	(257)	18,756
Verona Apartment Homes	32,970	—	(532)	32,438	22,402	—	(179)	22,223
Skyview Apartment Homes	28,400	—	(462)	27,938	18,089	—	(148)	17,941
The Nesbit Palisades	—	—	—	—	20,298	—	(309)	19,989
Maxwell Townhomes	13,602	—	(137)	13,465	13,850	—	(167)	13,683
Fieldstone	—	—	—	—	15,332	—	(37)	15,295
Pinehurst	7,350	—	(154)	7,196	4,111	—	—	4,111
Pheasant Run	6,250	43	(9)	6,284	6,250	100	(20)	6,330
Retreat of Shawnee	12,893	85	(23)	12,955	13,090	164	(44)	13,210
Conifer Crossing	—	—	—	—	27,074	—	—	27,074
Evergreen at Coursey Place	27,107	100	(96)	27,111	27,548	123	(120)	27,551
Pines of York	14,999	(299)	(56)	14,644	15,267	(363)	(69)	14,835
Estates at Johns Creek	49,596	—	(405)	49,191	50,000	—	(526)	49,474
Chisholm Place	11,587	—	(143)	11,444	11,587	—	(163)	11,424
Perimeter Circle	17,298	—	(143)	17,155	17,657	—	(202)	17,455
Perimeter 5550	13,651	—	(118)	13,533	13,935	—	(167)	13,768
Aston at Cinco Ranch	23,367	—	(268)	23,099	23,772	—	(328)	23,444
Sunset Ridge 1	19,699	259	(205)	19,753	20,121	329	(261)	20,189
Sunset Ridge 2	2,948	35	(26)	2,957	3,002	45	(34)	3,013
Calloway at Las Colinas	35,083	—	(306)	34,777	35,740	—	(372)	35,368
South Lamar Village	12,435	—	(131)	12,304	12,682	—	(184)	12,498
Heritage Pointe	26,280	—	(327)	25,953	26,280	—	(370)	25,910
Yorba Linda	67,500	—	(661)	66,839	67,500	—	(860)	66,640
Point Bonita Apartment Homes	26,907	1,966	(338)	28,535	27,265	2,276	(391)	29,150
Stone Ridge	5,227	—	(130)	5,097	5,350	—	(153)	5,197
The Westside Apartments	36,820	—	(448)	36,372	23,000	—	(351)	22,649
Tech Center Square	12,375	—	(196)	12,179	12,500	—	(159)	12,341
Williamsburg	53,995	—	(828)	53,167	—	—	—	—
Retreat at Rocky Ridge	11,375	—	(261)	11,114	—	—	—	—
	$627,088	$2,189	$(7,125)	$622,152	$595,384	$2,674	$(6,513)	$591,545
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

The following table presents additional information about the Company's mortgage notes payable, net, at December 31, 2016 (in thousands, except percentages):

Collateral	Maturity Date	Margin over LIBOR	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.29%	3.06%	(1)(5)	$67	$16
Cannery Lofts	11/1/2023	2.54%	3.31%	(1)(3)(6)	46	40
Deerfield	11/1/2020	—	4.66%	(2)(5)	54	29
Trailpoint at the Woodlands	11/1/2023	2.41%	3.18%	(1)(4)	74	67
Verona Apartment Homes	10/1/2026	2.36%	3.13%	(1)(3)(6)	116	38
Skyview Apartment Homes	10/1/2026	2.36%	3.13%	(1)(3)(6)	100	22
Maxwell Townhomes	1/1/2022	—	4.32%	(2)(5)	71	63
Pinehurst	11/1/2023	2.42%	3.19%	(1)(3)(6)	30	15
Pheasant Run	10/1/2017	—	5.95%	(2)(3)	31	15
Retreat of Shawnee	2/1/2018	—	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	—	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	—	4.46%	(2)(5)	80	37
Estates at Johns Creek	7/1/2020	—	3.38%	(2)(5)	221	102
Chisholm Place	6/1/2024	2.39%	3.16%	(1)(3)	43	38
Perimeter Circle	7/1/2019	—	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	—	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	—	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	—	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	—	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	—	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	—	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	1.88%	2.65%	(1)(3)	98	44
Yorba Linda	6/1/2020	1.75%	2.52%	(1)(3)	180	—
Point Bonita Apartment Homes	10/1/2023	—	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	1.86%	2.63%	(1)(5)	21	17
The Westside Apartments	9/1/2026	2.12%	2.89%	(1)(3)(6)	137	68
Tech Center Square	6/1/2023	2.58%	3.35%	(1)(5)(6)	55	25
Williamsburg	1/1/2024	2.38%	3.15%	(1)(3)(7)	202	123
Retreat at Rocky Ridge	1/1/2024	2.46%	3.23%	(1)(3)(7)	43	22

(1) Variable rate based on one-month LIBOR of 0.77167% (as of December 31, 2016) plus applicable margin.
(2) Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
(6) Refinanced during the year ended December 31, 2016.
(7) New debt placed during the year ended December 31, 2016.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin, Sunset Ridge and Maxwell Townhomes acquisitions were recorded at fair value. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the years ended December 31, 2016, 2015, and 2014, interest expense was reduced by $485,000, $779,000, and $598,000 for the amortization of the premium or discount.
All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. Each property's fair values assigned at acquisition are summarized in Note 7. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

As of December 31, 2016 and 2015, the Company had $10.3 million and $10.0 million of restricted cash related to escrow deposits held by mortgage lenders for real estate taxes, insurance and capital reserves.
Annual principal payments on the mortgage notes payable for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2017	$12,978
2018	20,456
2019	50,908
2020	150,951
2021	99,121
Thereafter	292,674
$627,088
     The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to The Estates at Johns Creek by July 1, 2018, of which $7.0 million were completed at December 31, 2016. The Company is in the process of releasing the guaranty.
The mortgage obtained in connection with the acquisition of Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Yorba Linda loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants at December 31, 2016. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and for periods thereafter.
On December 20, 2013, the Company, through a wholly-owned subsidiary, entered into a loan, ("Tech Center Loan") with PNC Bank, National Association.  Draws under the Tech Center Loan were secured by the assets of Tech Center Square (formerly known as the Jefferson Point Apartments). The Company provided a repayment guarantee of all interest and scheduled monthly principal payments (excluding the final payment at maturity for the outstanding balance.) The Company paid certain closing costs in connection with the Tech Center Loan including loan fees totaling $75,000. In March 2016, the Company amended the loan, removing any additional borrowing capacity and requiring monthly principal repayments beginning April 1, 2016. The interest rate on the loan was also increased from one-month LIBOR plus 2% to one-month LIBOR plus 2.25%. On May 3, 2016, the existing loan was repaid in full and was refinanced with a different lender.
On December 27, 2013, the Company, through a wholly-owned subsidiary, entered into a loan ("Westside Loan") with U.S. Bank National Association for $29.7 million. Draws under the Westside Loan were secured by the assets of The Westside Apartments. The Company could draw the remaining $6.7 million when certain debt service coverage and loan to value criteria were met. Amounts repaid on the loan could not be reborrowed. The Company had provided a $6.5 million repayment guarantee. The Company paid certain closing costs in connection with the Westside Loan, including loan fees totaling $222,000. On September 1, 2016, the existing loan was repaid in full and was refinanced with a different lender.
In addition to Tech Center Square Apartments and The Westside Apartments, the Company refinanced the loans on Verona Apartment Homes, Skyview Apartment Homes, Pinehurst, and Cannery Lofts during the year ended December 31, 2016. As a result, $791,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the year ended December 31, 2016.
On December 22, 2016, the Company, through a wholly-owned subsidiary, entered into a loan ("Williamsburg Loan") with Berkadia Commercial Mortgage for $54.0 million. The Williamsburg Loan is secured by the assets of Williamsburg. The Williamsburg Loan matures on January 1, 2024 and is pre-payable after the first year of its term upon payment of an amount equal to 1% of the outstanding principal balance. The loan has an interest-only period of two years. The interest rate on the loan is one-month LIBOR plus 2.38%.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

On December 23, 2016, the Company, through a wholly-owned subsidiary, entered into a loan ("Rocky Ridge Loan") with CBRE Capital Markets for $11.4 million. The Rocky Ridge Loan is secured by the assets of Retreat at Rocky Ridge. The Rocky Ridge Loan matures on January 1, 2024 and is pre-payable after the first year of its term upon payment of an amount equal to 1% of the outstanding principal balance. The loan has an interest-only period of two years. The interest rate on the loan is one-month LIBOR plus 2.46%.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the years ended December 31, 2016, 2015, and 2014, $1.8 million, $1.5 million, and $1.1 million, respectively, of amortization of deferred financing costs were included in interest expense. Accumulated amortization as of December 31, 2016 and 2015 was $2.6 million and $2.4 million, respectively.
Estimated amortization of the existing deferred financing costs for the next five years ending December 31, are as follows (in thousands):

2017	$1,414
2018	1,353
2019	1,251
2020	972
2021	719
Thereafter	1,416
$7,125
NOTE 14 – CREDIT FACILITY
The following table presents a summary of the Company's credit facility (in thousands, except percentages):

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate for the Year Ended
Lender	December 31, 2016		December 31, 2015	Maturity Date	Interest Rate Basis	Current Interest Rate (1)	December 31, 2016	December 31, 2015
Bank of America	$—	$13,280	$21,894	5/23/2017	LIBOR plus 3%	3.77%	3.44%	3.26%

(1)	Variable rate based on one-month LIBOR of 0.77167% (as of December 31, 2016).
On December 2, 2011, the Company, through the Operating Partnership, entered into a secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”).  On May 23, 2013, the Company amended the Bank of America Credit Facility to increase the amount it may borrow from $25 million to $50 million (the “Facility Amount”). Draws under the Bank of America Credit Facility are secured by one of the Company's properties with an aggregate value (lower of acquisition cost or appraised value) of $33.2 million and are guaranteed by the Company. The Company is able to draw up to 40% of the aggregate value of the property securing the facility.  The Company paid certain closing costs in connection with the Bank of America Credit Facility.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed.  The Company is required to make monthly interest-only payments.  The Company also may prepay the Bank of America Credit Facility in whole or in part at any time without premium or penalty. For the years ended December 31, 2016 and 2015, the Company had weighted average borrowings of $6.8 million and $13.8 million under the Bank of America Credit Facility.
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
DECEMBER 31, 2016

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

In addition to the covenants above, after 36 months from the date of an initial advance on any property, the property must satisfy debt service coverage requirements. This covenant went into effect during the year ended December 31, 2016. The Company was in compliance with all covenants at December 31, 2016.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the years ended December 31, 2016, 2015, and 2014, $321,000, $327,000, and $225,000, respectively, of amortization of deferred financing costs were included in interest expense. Accumulated amortization as of December 31, 2016 and 2015 was $857,000 and $763,000, respectively. Estimated amortization of the existing deferred financing costs is $68,500 for the 12-month period ending December 31, 2017 and none thereafter.
As of December 31, 2016, there are no principal payments required by the credit facility for the 12-month period ending December 31, 2017 or any period thereafter.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

Balance, January 1, 2014	$20
Unrealized loss on designated derivatives	(286)
Balance, December 31, 2014	(266)
Unrealized loss on designated derivatives	(174)
Balance, December 31, 2015	(440)
Reclassification adjustment for realized loss on designated derivatives	105
Unrealized loss on designated derivatives	(10)
Balance, December 31, 2016	$(345)
NOTE 16 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI
On September 8, 2016, RAI was acquired by C-III. As a result, C-III now controls the Advisor and all of the shares currently held by the Advisor.
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represent insurance deposits held in escrow by Resource Real Estate ("RRE") for self insurance which, if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI for both the property insurance and general liability. RRE holds the deposits in escrow to fund future insurance claims. The pool for the property insurance covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the property insurance and general liability pools up to $140.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the years ended December 31, 2016 and 2015, the Company paid $1.8 million and $1.6 million into the insurance pools.
Internal audit fees. RAI performs internal audit services for the Company.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

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
Relationship with Other Related Parties
The Company has also made payments for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, the Chairman continues to receive certain payments from Ledgewood, but as of September 8, 2016 is no longer the Chairman of RAI. Until March 2006, an executive of RAI was the managing member of Ledgewood.  This executive

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI, but as of September 8, 2016 is no longer an executive of RAI.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.
The fees earned / expenses paid and the amounts payable to such related parties are summarized in the following tables (in thousands):

	As of December 31,
	2016	2015
Receivables from related parties:
RAI and affiliates	$1,375	$1,421

Payables to related parties:
Advisor:
Operating expense reimbursements	$1,285	$286

Manager:
Property management fees	456	440
Operating expense reimbursements	314	459

	$2,055	$1,185

	Years Ended
	December 31,
	2016	2015	2014
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$1,452	$5,179	$8,591
Asset management fees (2)	10,484	10,240	7,262
Disposition fees (3)	686	1,140	422
Debt financing fees (4)	532	697	1,623
Overhead allocation (5)	5,621	3,733	2,227
Internal audit fees (5)	44	41	—

Manager :
Property management fees (2)	$5,137	$4,748	$3,661
Construction management fees (6)	926	1,895	1,685
Information technology fees (5)	418	365	306
Operating expense reimbursements (7)	245	278	276
Debt servicing fees (2)	15	33	8

Other:
Ledgewood	$121	$169	$143
Graphic Images	91	59	37

(1)    Included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss).
(2)    Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive income (loss).
(4)    Included in Mortgage notes payable, net on the consolidated balance sheets.
(5)    Included in General and administrative costs on the consolidated statements of operations and comprehensive income (loss).
(6)    Included in Rental Properties, net on the consolidated balance sheets.

(7)
Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss). Amount excludes the allocated payroll expenses described in Note 20- Operating Expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 17 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2016 and 2015, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2016, the Company had issued an aggregate of 74,975,022 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	9,078,068	91,389
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	74,975,022	$726,203
Shares redeemed and retired	(2,968,433)
Total shares outstanding as of December 31, 2016	72,006,589

(1)    Includes 276,056 shares held by the Advisor.
Convertible Stock
As of December 31, 2016 and 2015, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
DECEMBER 31, 2016

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.
Redemption of Securities
During the year ended December 31, 2016, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2016	150	$10.59
February 2016	—	—
March 2016	196	$10.59
April 2016	47	$10.83
May 2016	—	—
June 2016	1,069	$10.83
July 2016	—	—
August 2016	—	—
September 2016	520	$10.83
October 2016	—	—
November 2016	—	—
December 2016	270	$10.83
	2,252
All redemption requests tendered were honored during the year ended December 31, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

Distributions
For the year ended December 31, 2016, the Company paid aggregate distributions of $43.0 million, including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 28, 2016	$0.05	January 29, 2016	$2,423	$1,151	$3,574
February 26, 2016	0.05	February 29, 2016	2,418	1,167	3,585
March 30, 2016	0.05	March 31, 2016	2,415	1,172	3,587
April 28, 2016	0.05	April 29, 2016	2,414	1,181	3,595
May 27, 2016	0.05	June 3, 2016	2,380	1,226	3,606
June 29, 2016	0.05	June 30, 2016	2,357	1,208	3,565
July 28, 2016	0.05	July 29, 2016	2,359	1,215	3,574
August 30, 2016	0.05	August 31, 2016	2,363	1,222	3,585
September 29, 2016	0.05	September 30, 2016	2,351	1,220	3,571
October 28, 2016	0.05	October 31, 2016	2,348	1,234	3,582
November 29, 2016	0.05	November 30, 2016	2,343	1,249	3,592
December 29, 2016	0.05	December 30, 2016	2,326	1,263	3,589
	$0.60		$28,497	$14,508	$43,005
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
DECEMBER 31, 2016

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate caps	$—	$242	$—	$242
	$—	$242	$—	$242

December 31, 2015
Assets:
Interest rate caps	$—	$32	$—	$32
	$—	$32	$—	$32
The carrying and fair values of the Company’s loan held for investment, net, preferred equity investment, mortgage notes payable- outstanding borrowings, mortgage notes payable- included in other liabilities associated with rental properties held for sale and credit facility were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$769	$1,104	$757	$1,151
Preferred equity investment	—	—	3,886	3,908
Mortgage notes payable- outstanding borrowings	(627,088)	(620,578)	(595,384)	(573,693)
Mortgage notes payable- included in other liabilities associated with rental properties held for sale	—	—	(16,443)	(16,597)
Credit facility	—	—	(21,894)	(21,894)
The fair values of the loan held for investment, net and preferred equity investment were estimated using rates available to the Company for debt with similar terms and remaining maturities (Level 3).
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using a discounted cash flows model and rates available to the Company for debt with similar terms and remaining maturities (Level 3).
The fair value of the credit facility equals the carrying amount because the variable interest rate is considered a market rate (Level 3).

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 13 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years end December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Company had a loss of $104,941 due to hedge ineffectiveness related to the sales of Nesbit Palisades and Ivy at Clear Creek. During the year ended December 31, 2015, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $147,928 will be reclassified as an increase to interest expense.

As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	13	$270,475	January 1, 2018 to October 1, 2020

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$242	Prepaid expenses and other assets	$32	—	$—	—	$—
NOTE 20 – OPERATING EXPENSES
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2016 were in compliance with the charter imposed limitation.
Allocated payroll expense associated with a portion of the compensation paid by the Advisor or its affiliates to the Company’s executive officers was included in general and administrative in the consolidated statements of operations and comprehensive income (loss) and was reimbursed to the Advisor during the years ended December 31, 2016, 2015 and 2014.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive income (loss). Allocated payroll for the years ended December 31, 2016, 2015, and 2014 was $2.0 million, $1.9 million, and $1.6 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

NOTE 21 – INSURANCE PROCEEDS IN EXCESS OF COST BASIS
For the year ended December 31, 2016, there were $985,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss). The Company received $735,000 of proceeds from insurers, net of expenses, due to incidents at Deerfield, The Westside Apartments, and Chisholm Place in 2016 and $250,000 of proceeds from insurers, net of expenses, due to incidents at Verona Apartment Homes, Skyview Apartment Homes, Meridian Pointe, and Stone Ridge in 2015.
For the year ended December 31, 2015, there were $407,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss). The Company received $247,000 of proceeds due to prior owners from insurers, net of expenses, due to an incident at Stone Ridge in 2013 and $160,000 of proceeds from insurers, net of expenses, due to an incident at Chisholm Place in 2014.
For the year ended December 31, 2014, there were $425,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss). The Company received $369,000 of proceeds due to prior owners from insurers, net of expenses, due to an incident at Stone Ridge in 2013 and $56,000 of proceeds from insurers, net of expenses, due to an incident at Mosaic in 2013.
NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2016	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$30,556	$30,721	$28,575	$28,515
Net income (loss)	8,480	2,427	9,637	(10,173)
Less: net (income) loss attributable to noncontrolling interests	(6,281)	(25)	—	—
Net income (loss) attributable to common stockholders	2,199	2,402	9,637	(10,173)

Net income (loss) per common share	$0.03	$0.03	$0.14	$(0.14)

Quarterly Results for 2015	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$27,734	$28,412	$30,845	$31,334
Net income (loss)	17,039	(12,476)	(10,662)	(10,834)
Less: net (income) loss attributable to noncontrolling interests	(11)	192	43	(186)
Net income (loss) attributable to common stockholders	17,028	(12,284)	(10,619)	(11,020)

Net income (loss) per common share	$0.25	$(0.18)	$(0.15)	$(0.16)

NOTE 23 – SUBSEQUENT EVENTS
On January 20, 2017, the Company obtained $47.0 million in financing, secured by Providence in the Park.
On January 27, 2017, the Company's board of directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: January 30, 2017, February 27, 2017, and March 30, 2017. Such distributions were or are to be paid on January 31, February 28, and March 31, 2017.
On March 20, 2017, the Company entered into an agreement to sell Mosaic, located in Oklahoma City, Oklahoma for $6.1 million with an expected closing in May 2017. The Company expects to record a gain on sale during the three months ended June 30, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2016

On March 27, 2017, the Company's board of directors approved $7.5 million of redemption requests from investors.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2016 (in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$15,225	$11,076	$4,388	$15,464	$(3,952)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA
Residential	13,100	8,273	1,567	9,840	(2,126)	1838	5/13/2011	3 - 27.5 years
Dayton, OH
Residential	53,995	39,341	12,216	51,557	(13,365)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH
Residential	—	1,961	4,124	6,085	(1,625)	1974	12/6/2012	3 - 27.5 years
Oklahoma City, OK
Residential	10,359	9,620	5,185	14,805	(2,492)	1993	1/22/2013	3 - 27.5 years
Hermantown, MN
Residential	11,375	8,064	3,482	11,546	(2,103)	1986	4/18/2013	3 - 27.5 years
Hoover, AL
Residential	18,690	26,496	4,087	30,583	(4,963)	1981	6/24/2013	3 - 27.5 years
Houston, TX
Residential	36,820	31,001	5,044	36,045	(5,082)	1984	7/25/2013	3 - 27.5 years
Plano, TX
Residential	12,375	17,583	2,562	20,145	(2,961)	1985	9/9/2013	3 - 27.5 years
Newport News, VA
Residential	32,970	23,321	9,769	33,090	(3,986)	1985	9/30/2013	3 - 27.5 years
Littleton, CO
Residential	28,400	29,509	(2,122)	27,387	(3,547)	1985	9/30/2013	3 - 27.5 years
Westminster, CO
Residential	13,602	21,831	5,809	27,640	(4,353)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX
Residential (2)	—	32,142	4,218	36,360	(4,369)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN
Residential (1)	5,227	5,912	2,897	8,809	(1,562)	1974	1/28/2014	3 - 27.5 years
Columbia, SC
Residential	49,596	69,111	7,796	76,907	(8,495)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2016 (in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	27,107	42,001	817	42,818	(5,149)	2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA
Residential	11,587	14,562	721	15,283	(1,640)	1981	5/5/2014	3 - 27.5 years
Plano, TX
Residential	17,298	28,911	2,564	31,475	(3,098)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	13,651	21,796	2,603	24,399	(2,392)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	23,367	31,385	2,929	34,314	(3,395)	2000	6/26/2014	3 - 27.5 years
Katy, TX
Residential	12,893	18,250	1,128	19,378	(2,671)	1984	7/1/2014	3 - 27.5 years
Shawnee, KS
Residential	6,250	11,898	527	12,425	(1,751)	1985	7/1/2014	3 - 27.5 years
Lee's Summit, MO
Residential	7,350	9,691	751	10,442	(1,488)	1983	7/1/2014	3 - 27.5 years
Kansas City, MO
Residential	22,647	34,554	5,238	39,792	(3,148)	1949	9/4/2014	3 - 27.5 years
San Antonio, TX
Residential	35,083	47,075	5,289	52,364	(4,622)	1984	9/29/2014	3 - 27.5 years
Irving, TX
Residential	14,999	21,204	396	21,600	(2,326)	1974	11/25/2014	3 - 27.5 years
Yorktown, VA
Residential	12,435	23,370	4,230	27,600	(1,859)	1981	2/26/2015	3 - 27.5 years
Austin, TX
Residential	26,280	35,070	4,061	39,131	(2,389)	1986	3/19/2015	3 - 27.5 years
Gilbert, AZ
Residential	67,500	116,036	3,787	119,823	(4,901)	1986	6/1/2015	3 - 27.5 years
Orange County, CA
Residential	26,907	50,365	2,066	52,431	(2,000)	1988	6/16/2015	3 - 27.5 years
Chula Vista, CA

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2016 (in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	—	61,490	(764)	60,726	$—	1997	12/22/2016	3 - 27.5 years
Arlington, TX
	$627,088	$902,899	$107,365	$1,010,264	$(107,810)

	Years Ended
	December 31,
	2016	2015	2014
Investments in Rental Properties:
Balance, beginning of the period	$1,063,211	$857,151	$406,149
Acquisitions	61,490	224,841	436,626
Improvements, etc.	28,024	43,018	37,384
Dispositions during the period	(142,461)	(61,799)	(23,008)
Balance, close of the period (3)	$1,010,264	$1,063,211	$857,151

Accumulated depreciation:
Balance, beginning of the period	$(77,363)	$(45,133)	$(15,776)
Sales	12,737	9,031	2,962
Disposals	819	652	478
Depreciation	(44,003)	(41,913)	(32,797)
Balance, close of the period (3)	$(107,810)	$(77,363)	$(45,133)
`

(1)    Acquired an interest in the property on 1/28/2014 with the Paladin merger.
(2)    Rental property held as collateral for the Company's secured credit facility.
(3)    Includes properties held for sale at 12/31/2015

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2016
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$1,058	$769	$—
					$1,058	$769	$—

Year Ended
December 31, 2016
Balance, beginning of the period	$757
Interest accretion	33
Principal reductions	(21)
Balance, end of the period	$769