Form 10-Q
period 2017-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2017-05-12
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company., or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 8, 2017, there were 72,154,086 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$891,175	$902,454
Other investments	773	769
Identified intangible assets, net	1,045	1,855
Assets held for sale - rental properties	4,356	—
Total investments	897,349	905,078

Cash	147,097	114,842
Restricted cash	6,557	10,277
Due from related parties	2,144	1,375
Tenant receivables, net	98	89
Deposits	194	262
Prepaid expenses and other assets	2,782	2,351
Goodwill	711	711
Total assets	$1,056,932	$1,034,985

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$667,203	$622,152
Accounts payable	1,882	1,125
Accrued expenses and other liabilities	6,676	6,738
Accrued real estate taxes	4,558	7,262
Due to related parties	1,387	2,055
Tenant prepayments	1,139	1,069
Security deposits	2,566	2,565
Total liabilities	$685,411	$642,966

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 75,610,816 and 74,975,022 shares issued, respectively; and 71,946,265 and 72,006,589 shares outstanding, respectively)	719	720
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	641,896	642,523
Accumulated other comprehensive loss	(549)	(345)
Accumulated deficit	(271,972)	(252,306)
Total stockholders’ equity	370,095	390,593
Noncontrolling interests	1,426	1,426
Total equity	$371,521	$392,019
Total liabilities and equity	$1,056,932	$1,034,985

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$30,163	$30,391
Interest and dividend income	42	165
Total revenues	30,205	30,556

Expenses:
Rental operating - expenses	5,899	7,583
Rental operating - payroll	3,661	3,857
Rental operating - real estate taxes	3,652	3,626
Subtotal - Rental operating expenses	13,212	15,066
Management fees	4,064	4,055
General and administrative	3,007	3,541
Loss on disposal of assets	78	142
Depreciation and amortization expense	12,578	11,394
Total expenses	32,939	34,198
Loss before other (expense) income	(2,734)	(3,642)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	17,755
Interest expense	(6,201)	(5,773)
Insurance proceeds in excess of cost basis	69	140
Total other (expense) income	(6,132)	12,122

Net (loss) income	(8,866)	8,480
Net income attributable to noncontrolling interests	—	(6,281)
Net (loss) income attributable to common stockholders	$(8,866)	$2,199

Net (loss) income	$(8,866)	$8,480
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on designated derivatives	23	77
Designated derivatives, fair value adjustments	(227)	(21)
Total other comprehensive (loss) income	(204)	56
Comprehensive (loss) income	(9,070)	8,536
Comprehensive income attributable to noncontrolling interests	—	(6,281)
Total comprehensive (loss) income attributable to stockholders	$(9,070)	$2,255

Weighted average common shares outstanding	72,197	71,719
Basic and diluted (loss) income per common share:
Net (loss) income per common share	$(0.12)	$0.03

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	72,007	$720	50	$1	$642,523	$(345)	$(252,306)	$390,593	$1,426	$392,019
Common stock issued through distribution reinvestment plan	635	6	—	—	6,905	—	—	6,911	—	6,911
Distributions declared	—	—	—	—	—	—	(10,800)	(10,800)	—	(10,800)
Common stock redemptions	(696)	(7)	—	—	(7,532)	—	—	(7,539)	—	(7,539)
Other comprehensive loss	—	—	—	—	—	(204)	—	(204)	—	(204)
Net loss	—	—	—	—	—	—	(8,866)	(8,866)	—	(8,866)
Balance at March 31, 2017	71,946	$719	50	$1	$641,896	$(549)	$(271,972)	$370,095	$1,426	$371,521

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(8,866)	$8,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	78	142
Casualty losses	90	—
Net gains on dispositions of properties and joint venture interests	—	(17,755)
Depreciation and amortization	12,578	11,394
Amortization of deferred financing costs	424	567
Amortization of debt premium (discount)	(119)	(120)
Realized loss on change in fair value of interest rate cap	—	72
Accretion of discount and direct loan fees and costs	(11)	(11)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	4,218	2,085
Tenant receivables, net	(9)	59
Deposits	68	6
Prepaid expenses and other assets	(571)	459
Due to/from related parties, net	(1,437)	1,301
Accounts payable and accrued expenses	(3,081)	(2,730)
Tenant prepayments	70	(97)
Security deposits	1	94
Net cash provided by operating activities	3,433	3,946
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	—	32,526
Acquisition of preferred equity interest	—	(408)
Capital expenditures	(3,944)	(6,665)
Restricted cash	(52)	938
Principal payments received on loans held for investment	7	5
Net cash (used in) provided by investing activities	(3,989)	26,396

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Three Months Ended
	March 31,
	2017	2016
Cash flows from financing activities:
Redemptions of common stock	$(7,539)	$(3,657)
Borrowings on mortgages	45,840	—
Principal repayments on mortgages	(1,601)	(1,703)
Repayments on credit facility	—	(10,500)
Distributions paid on common stock	(3,889)	(3,490)
Distributions to noncontrolling interests	—	(9,120)
Net cash provided by (used in) financing activities	32,811	(28,470)
Net increase in cash	32,255	1,872
Cash at beginning of period	114,842	78,442
Cash at end of period	$147,097	$80,314

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
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
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by RAI.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2016 and 2015, the Company issued approximately 5.5 million additional shares for $57.5 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2017, the Company additionally issued approximately 635,000 shares for $6.9 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and may continue to acquire, real estate-related debt and equity. The Company has a particular focus on owning and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also possibly acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate that was foreclosed upon and sold by financial institutions and (ii) multifamily rental properties to which the Company can add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Park Forest Holdings, LLC ("Park Forest")	Mosaic	216	Oklahoma City, OK
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	314	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Chisholm Place Holdings LLC ("Chisholm Place")	Chisholm Place	142	Plano, TX
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
		9,022
Subsidiaries related to disposed investments:
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(d)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

RRE Spring Hill Holdings, LLC ("Spring Hill")	(e)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(d)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(d)	N/A	N/A

N/A - Not Applicable
(a) Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.
(b) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(c) Underlying investment sold prior to 2016.
(d) Underlying investment sold in 2016.
(e) Underlying investment resolved in 2016.
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

(1)
On January 29, 2016, the Company sold its joint venture interest in Champion Farms to its joint venture partner. As such, the Company deconsolidated the entity as of January 29, 2016. The Company has no continuing involvement with this joint venture. (See Note 7)

(2)
On June 30, 2016, the Company sold its joint venture interest in Fieldstone to its joint venture partner. As such, the Company deconsolidated the entity as of June 30, 2016. The Company has no continuing involvement with this joint venture.

(3) On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. (See Note 7)

The Company's preferred equity investment was a VIE for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of investee that were considered most significant.  This investment was repaid in full on June 6, 2016 and the Company has no further continuing involvement with the investee. Additional information with respect to the preferred equity investment is disclosed in Note 6.
Segment Reporting
The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2017 and December 31, 2016, the Company had one and zero rental properties, respectively, included in assets held for sale.
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
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of March 31, 2017, the total payments due under these obligations were $277,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges recorded on long-lived assets during the three months ended March 31, 2017 and 2016.
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
MARCH 31, 2017
(unaudited)

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
Preferred Equity Investment
The Company recorded its preferred equity investments, previously included in other investments on the consolidated balance sheets, at amortized cost. Investments carried at amortized cost were evaluated for impairment at each reporting date. When an investment was impaired and that impairment was considered other than temporary, the amount of the loss accrual was calculated by comparing the carrying amount of the investment to its estimated fair value. This investment was repaid in full on June 6, 2016 (See Note 6).
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
MARCH 31, 2017
(unaudited)

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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2017 .
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $51.5 million and $28,637 for the 12 month periods ending March 31, 2018 and 2019, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $296,000, $201,000, $135,000, $53,000, and $9,000 for the 12 month periods ending March 31, 2018, 2019, 2020, 2021, and 2022, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $2.8 million for both the three months ended March 31, 2017 and 2016.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of March 31, 2017 and December 31, 2016, there were allowances for uncollectible receivables of $5,900 and $5,200, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of March 31, 2017 and December 31, 2016, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (discussed in Note 13) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2017 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company has identified revenue streams and is performing an in-depth review to identify

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from lease contracts, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
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

In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$6,911	$7,256
Deferred financing costs and escrow deposits funded directly by mortgage notes and credit facility	666	—
Accruals for construction in progress	1,072	1,229

Non-cash activity related to sales:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	—	19,319
Mortgage notes payable settled with proceeds from sale of rental property	—	35,422

Cash paid during the period for:
Interest	$5,532	$5,342

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2017	December 31, 2016
Real estate taxes	$3,858	$6,853
Insurance	884	1,854
Capital improvements	1,815	1,570
Total	$6,557	$10,277
In addition, the Company had unrestricted cash earmarked for capital expenditures of $23.5 million and $33.9 million as of March 31, 2017 and December 31, 2016, respectively.
NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	March 31, 2017	December 31, 2016
Land	$175,418	$176,418
Building and improvements	794,080	795,665
Furniture, fixtures and equipment	32,684	32,198
Construction in progress	6,727	5,983
	1,008,909	1,010,264
Less: accumulated depreciation	(117,734)	(107,810)
	$891,175	$902,454
Depreciation expense for the three months ended March 31, 2017 and 2016 was $11.8 million and $11.2 million, respectively.
During the three months ended March 31, 2017, the Company entered into an agreement to sell one rental property, Mosaic, with a net book value of $4.4 million. The Company confirmed the intent and ability to sell this property in its present condition and this property qualified for held for sale accounting treatment upon meeting all applicable criteria prior to March 31, 2017, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of March 31, 2017. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company expects to complete the sale during the three months ended June 30, 2017.
NOTE 6 - OTHER INVESTMENTS
The following table presents the Company's components of other investments (in thousands):

	March 31, 2017	December 31, 2016
Loan held for investment, net	$773	$769
	$773	$769
Preferred equity investment:
On November 12, 2014, the Company, through its wholly owned subsidiary, RRE Spring Hill Holdings, LLC, made a $3.5 million preferred equity investment in Spring Hill Investors Limited Partner, LLC (the “Investment Vehicle”) and became

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

the Preferred Member. An unaffiliated limited liability company, Presidium AMC Spring Hill Venture, LLC, owned the common equity and acted as the managing member of the Investment Vehicle. In October 2015 and March 2016, the Company increased its investment by $800,000.
The Company was paid a dividend equal to 12% of the total amount invested, of which 7% was paid monthly and the remaining amount was accrued. This preferred equity investment, including accrued interest, was repaid in full on June 6, 2016.
Loan held for investment, net:
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which was secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both March 31, 2017 and December 31, 2016, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Unpaid principal balance	$953	$960
Unamortized discount	(187)	(198)
Deferred expenses, net	7	7
Net book value	$773	$769

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8
NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
There were no dispositions of properties or deconsolidation of interests during the three months ended March 31, 2017. The following table presents details of the Company's disposition and deconsolidation activity during the three months ended March 31, 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests	Three Months Ended March 31, 2016
					Revenues Attributable to Properties Sold	Net Income Attributable to Properties Sold
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897	$365	$9,942
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066	220	1,125
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792	386	6,629
				$17,755	$971	$17,696

(1)
On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net gains on disposition of properties and joint venture interests and net income attributable to properties sold presented includes $6.2 million attributable to noncontrolling interests.

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $1.0 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, net of accumulated amortization of $25.1 million and $24.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was four months and seven months as of March 31, 2017 and December 31, 2016, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025.  Amortization of

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

the apartment unit rental and antennae leases for the three months ended March 31, 2017 and 2016 was $810,000 and $216,000, respectively.
The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending March 31, and thereafter (in thousands):

2018	$921
2019	16
2020	16
2021	16
2022	16
Thereafter	60
$1,045
As of both March 31, 2017 and December 31, 2016, the Company had $711,000 of goodwill included in the consolidated balance sheet.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

NOTE 9 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,138	$—	$(168)	$14,970	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(187)	12,913	13,100	—	(197)	12,903
Deerfield	10,317	—	(116)	10,201	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,609	—	(214)	18,395	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(518)	32,452	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(450)	27,950	28,400	—	(462)	27,938
Maxwell Townhomes	13,536	—	(130)	13,406	13,602	—	(137)	13,465
Pinehurst	7,350	—	(146)	7,204	7,350	—	(154)	7,196
Pheasant Run	6,250	28	(6)	6,272	6,250	43	(9)	6,284
Retreat of Shawnee	12,839	65	(17)	12,887	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,987	95	(92)	26,990	27,107	100	(96)	27,111
Pines of York	14,928	(283)	(53)	14,592	14,999	(299)	(56)	14,644
The Estates at Johns Creek	49,351	—	(375)	48,976	49,596	—	(405)	49,191
Chisholm Place	11,587	—	(138)	11,449	11,587	—	(143)	11,444
Perimeter Circle	17,203	—	(128)	17,075	17,298	—	(143)	17,155
Perimeter 5550	13,577	—	(106)	13,471	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,259	—	(254)	23,005	23,367	—	(268)	23,099
Sunset Ridge 1	19,587	242	(192)	19,637	19,699	259	(205)	19,753
Sunset Ridge 2	2,933	33	(25)	2,941	2,948	35	(26)	2,957
Calloway at Las Colinas	34,909	—	(290)	34,619	35,083	—	(306)	34,777
South Lamar Village	12,370	—	(118)	12,252	12,435	—	(131)	12,304
Heritage Pointe	26,280	—	(316)	25,964	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(611)	66,889	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,808	1,890	(325)	28,373	26,907	1,966	(338)	28,535
Stone Ridge	5,196	—	(124)	5,072	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(427)	36,393	36,820	—	(448)	36,372
Tech Center Square	12,313	—	(188)	12,125	12,375	—	(196)	12,179
Williamsburg	53,995	—	(798)	53,197	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(251)	11,124	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(591)	46,409	—	—	—	—
	$672,487	$2,070	$(7,354)	$667,203	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	3.27%	(1)(5)	$67	$16
Cannery Lofts	11/1/2023	3.52%	(1)(3)	46	40
Deerfield	11/1/2020	4.66%	(2)(5)	54	29
Trailpoint at the Woodlands	11/1/2023	3.39%	(1)(4)	74	67
Verona Apartment Homes	10/1/2026	3.34%	(1)(3)	116	38
Skyview Apartment Homes	10/1/2026	3.34%	(1)(3)	100	22
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	63
Pinehurst	11/1/2023	3.40%	(1)(3)	30	15
Pheasant Run	10/1/2017	5.95%	(2)(3)	31	15
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	4.46%	(2)(5)	80	37
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	102
Chisholm Place	6/1/2024	3.37%	(1)(3)	43	38
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	2.86%	(1)(3)	98	44
The Bryant at Yorba Linda	6/1/2020	2.73%	(1)(3)	180	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	2.84%	(1)(5)	21	17
The Westside Apartments	9/1/2026	3.10%	(1)(3)	137	68
Tech Center Square	6/1/2023	3.56%	(1)(5)	55	25
Williamsburg	1/1/2024	3.36%	(1)(3)	202	123
Retreat at Rocky Ridge	1/1/2024	3.44%	(1)(3)	43	22
Providence in the Park	2/1/2024	3.28%	(1)(3)(6)	179	138

(1)	Variable rate based on one-month LIBOR of 0.9828% (as of March 31, 2017) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	New debt placed during the three months ended March 31, 2017.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2017 and 2016, interest expense was reduced by $119,000 and $120,000, respectively, for the amortization of the premium or discount.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

Annual principal payments on the mortgage notes payable for each of the next five 12-month periods ending March 31, and thereafter are as follows (in thousands):

2018	$25,839
2019	8,626
2020	51,765
2021	151,706
2022	124,990
Thereafter	309,561
$672,487

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018, of which $7.0 million were completed as of March 31, 2017. The Company is in the process of obtaining a release of the guaranty.
The mortgage obtained in connection with the acquisition of The Bryant at Yorba Linda in June 2015 includes a $7.5 million earn-out holdback which may be borrowed when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan as of March 31, 2017. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and periods thereafter.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2017 and March 31, 2016, $380,000 and $497,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2017 and December 31, 2016 was $3.0 million and $2.6 million, respectively.
Estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter, is as follows (in thousands):

2018	$1,479
2019	1,435
2020	1,298
2021	957
2022	750
Thereafter	1,435
$7,354

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

NOTE 10 - CREDIT FACILITY
The following table presents a summary of the Company's credit facility (in thousands, except percentages):

	Balance Outstanding as of	Current Availability as of	Balance Outstanding as of				Weighted Average Interest Rate
				Maturity Date	Interest Rate Basis	Current Interest Rate (1)	Three months ended March 31,
Lender	March 31, 2017		December 31, 2016				2017	2016
Bank of America	$—	$13,280	—	5/23/2017	LIBOR plus 3%	3.98%	—%	3.43%

(1)	Variable rate based on one-month LIBOR of 0.9828% (as of March 31, 2017).
Draws under the secured revolving credit facility (the “Bank of America Credit Facility”) with Bank of America, N.A. (“Bank of America”) are secured by one of the Company's properties with an aggregate value (lower of acquisition cost or appraised value) of $33.2 million as of March 31, 2017 and are guaranteed by the Company.  Weighted average borrowings for the three months ended March 31, 2017 and 2016 were $0 and $15.1 million, respectively.
      The Bank of America Credit Facility, as amended, matures on May 23, 2017, and may be extended to May 23, 2019 subject to satisfaction of certain conditions and payment of an extension fee equal to 0.25% of the amount committed under the Bank of America Credit Facility; however, the Company does not intend to extend the facility.
The operating partnership's obligations with respect to the Bank of America Credit Facility are guaranteed by the Company, pursuant to the terms of a guaranty dated as of December 2, 2011, or the Guaranty.  The Bank of America Credit Facility and the related guaranty contain restrictive covenants for maintaining a certain tangible net worth and a certain level of liquid assets, and for restricting the securing of additional debt as follows:

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
The Company was in compliance with all loan covenants as of March 31, 2017.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the three months ended March 31, 2017 and 2016, $44,000 and $70,000, respectively, of amortization of deferred finance costs was included in interest expense. Accumulated amortization as of March 31, 2017 and December 31, 2016 was $901,000 and $857,000, respectively. Estimated amortization of the existing deferred financing costs is $25,000 for the 12-month period ending March 31, 2018 and none thereafter.
As of March 31, 2017, there are no principal payments required by the credit facility for the 12-month period ending March 31, 2018 or any period thereafter.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the three months ended March 31, 2017 (in thousands):

Balance, January 1, 2017	$(345)
Reclassification adjustment for realized loss on designated derivatives	23
Designated derivatives, fair value adjustments	(227)
Balance, March 31, 2017	$(549)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III for self insurance which, if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool for property insurance covers losses up to $2.5 million and the pool for general liability covers losses up to the first $50,000 of each general liability incident. Catastrophic insurance would cover losses in excess of the property insurance and general liability pools up to $250.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2017, the Company paid $1.0 million into the insurance pools.
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
MARCH 31, 2017
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
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, RAI's former Chairman continues to receive certain payments from Ledgewood, but as of September 8, 2016 is no longer the Chairman of RAI.  Until March 2006, an executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI, but as of September 8, 2016 is no longer an executive of RAI.
The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	March 31, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$2,144	$1,375

Due to related parties:
Advisor:
Operating expense reimbursements	$230	$1,285

Resource Real Estate Opportunity Manager, LLC:
Property management fees	763	456
Other operating expense reimbursements	394	314
	$1,387	$2,055

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$8
Asset management fees (2)	2,720	2,707
Disposition fees (3)	—	193
Debt financing fees (4)	235	—
Overhead allocation (5)	1,211	1,275
Internal audit (5)	13	—

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,344	$1,290
Construction management fees (6)	181	242
Information technology fees (5)	—	109
Operating expense reimbursements (7)	—	68
Debt servicing fees (2)	—	4

Other:
Ledgewood (5)	$—	$10

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive (loss) income.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive (loss) income.

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)
Included in Rental operating expenses on the consolidated statements of operations and comprehensive comprehensive (loss) income. Amount excludes the allocated payroll expenses described in Note 16- Operating Expenses.

NOTE 13 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
As of March 31, 2017, the Company had issued 75,610,816 shares of its $0.01 par value common stock as follows (dollars in thousands):

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	9,713,862	98,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	75,610,816	$733,114
Shares redeemed and retired	(3,664,551)
Total shares outstanding as of March 31, 2017	71,946,265

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of March 31, 2017 and December 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

Redemption of Securities
During the three months ended March 31, 2017, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2017	—	—
February 2017	—	—
March 2017	696	$10.83
696
All redemptions requests tendered were honored during the three months ended March 31, 2017.
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
Distributions
For the three months ended March 31, 2017, the Company paid aggregate distributions of $10.8 million, including $3.9 million of distributions paid in cash and $6.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Aggregate Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
	$0.15		$6,911	$3,889	$10,800
NOTE 14 - FAIR VALUE MEASURES AND DISCLOSURES
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
MARCH 31, 2017
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

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Interest rate caps	$—	$120	$—	$120
	$—	$120	$—	$120

December 31, 2016
Assets:
Interest rate caps	$—	$242	$—	$242
	$—	$242	$—	$242
The carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$773	$1,090	$769	$1,104
Mortgage notes payable- outstanding borrowings	$(672,487)	$(644,828)	$(627,088)	$(620,578)
The fair value of the loan held for investment, net was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using a discounted cash flows model and rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
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
MARCH 31, 2017
(unaudited)

As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also served to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 14 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Company had a loss of $23,000 due to hedge ineffectiveness. During the three months ended March 31, 2016, the Company had a loss of $77,000 due to hedge ineffectiveness mostly due to the sale of Ivy at Clear Creek.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $167,848 will be reclassified as an increase to interest expense.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	14	$317,475	January 1, 2018 to October 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$120	Prepaid expenses and other assets	$242	—	$—	—	$—
NOTE 16 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2017 were in compliance with the charter imposed limitation.

Allocated payroll expense associated with a portion of the compensation paid by the Advisor or its affiliates to the Company's executive officers was included in general and administrative in the consolidated statements of operations and comprehensive (loss) income and was reimbursed to the Advisor during the three months ended March 31, 2017 and March 31, 2016.
Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive (loss) income. Allocated payroll for the three months ended March 31, 2017 and March 31, 2016 was $391,000, and $551,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2017
(unaudited)

NOTE 17 - SUBSEQUENT EVENTS
On April 10, 2017, the Company entered into an agreement to purchase Green Trails Apartment Homes, a 440-unit multifamily apartment complex located in Lisle, Illinois, for $78.0 million with an expected closing in the second quarter of 2017.
On April 26 2017, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: April 27, 2017, May 30, 2017, and June 29, 2017. Such distributions were paid or will be paid on April 28, 2017, May 31, 2017, and June 30, 2017, respectively.
On May 10, 2017, the Company sold Chisholm Place, located in Plano, Texas, for $21.3 million. The Company expects to record a gain on sale during the three months ended June 30, 2017.
On May 10, 2017, the Company entered into an agreement to sell its interest in Deerfield, located in Hermantown, Minnesota, for $23.6 million with an expected closing in the third quarter of 2017. The Company expects to recognize a gain on sale during the three months ended September 30, 2017.
On May 12, 2017, the Company sold Mosaic, located in Oklahoma City, Oklahoma, for $6.1 million; Mosaic was included in assets held for sale-rental properties in the consolidated balance sheets as of March 31, 2017. The Company expects to recognize a gain on sale during the three months ended June 30, 2017.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2016. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
We were formed on June 3, 2009.  We commenced active real estate operations on September 7, 2010 when we raised the minimum offering amount in our initial public offering. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) has been engaged to manage our day-to-day operations.
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), our property manager; C-III also controls all of the shares of common stock held by RAI.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At March 31, 2017, we held approximately 35% of our total assets in categories (i) and 65% of our total assets in category (ii).
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
Results of Operations
 As of March 31, 2017, we owned interests in a total of 31 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 49 multifamily properties, representing 14,056 units. As of March 31, 2017, we had sold our interests in 18 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$30,163	$30,391
Interest and dividend income	42	165
Total revenues	30,205	30,556

Expenses:
Rental operating - expenses	5,899	7,583
Rental operating - payroll	3,661	3,857
Rental operating - real estate taxes	3,652	3,626
Subtotal - Rental operating expenses	13,212	15,066
Management fees	4,064	4,055
General and administrative	3,007	3,541
Loss on disposal of assets	78	142
Depreciation and amortization expense	12,578	11,394
Total expenses	32,939	34,198
Loss before other (expense) income	(2,734)	(3,642)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	17,755
Interest expense	(6,201)	(5,773)
Insurance proceeds in excess of cost basis	69	140
Total other (expense) income	(6,132)	12,122

Net (loss) income	(8,866)	8,480
Net income attributable to noncontrolling interests	—	(6,281)
Net (loss) income attributable to common stockholders	$(8,866)	$2,199

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 30 properties that we owned for the entirety of both periods presented and all other properties (including company level expenses to aid in comparability) for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended			For the three months ended
	March 31, 2017			March 31, 2016
	Properties owned both periods	All other	Total	Properties owned both periods	All other	Total
Revenues:
Rental income	$28,437	$1,726	$30,163	$26,905	$3,486	$30,391
Interest and dividend income	8	34	42	13	152	165
Total revenues	28,445	1,760	30,205	26,918	3,638	30,556

Expenses:
Rental operating - expenses	5,638	261	5,899	7,022	561	7,583
Rental operating - payroll	3,171	490	3,661	3,412	445	3,857
Rental operating- real estate taxes	3,120	532	3,652	3,316	310	3,626
Subtotal - Rental operating expenses	11,929	1,283	13,212	13,750	1,316	15,066
Management fees	1,264	2,800	4,064	1,195	2,860	4,055
General and administrative	869	2,138	3,007	1,077	2,464	3,541
Loss on disposal of assets	77	1	78	131	11	142
Depreciation and amortization expense	11,230	1,348	12,578	10,568	826	11,394
Total expenses	25,369	7,570	32,939	26,721	7,477	34,198
Income (loss) before other (expense) income	3,076	(5,810)	(2,734)	197	(3,839)	(3,642)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	—	—	—	17,755	17,755
Interest expense	(5,400)	(801)	(6,201)	(4,918)	(855)	(5,773)
Insurance proceeds in excess of cost basis	69	—	69	140	—	140
Total other (expense) income	(5,331)	(801)	(6,132)	(4,778)	16,900	12,122

Net (loss) income	(2,255)	(6,611)	(8,866)	(4,581)	13,061	8,480
Net income attributable to noncontrolling interests	—	—	—	—	(6,281)	(6,281)
Net (loss) income attributable to common stockholders	$(2,255)	$(6,611)	$(8,866)	$(4,581)	$6,780	$2,199

(Back to Index)

(Back to Index)

Revenues: The $1.5 million increase in rental income for the 30 properties we owned during both the three months ended March 31, 2017 and March 31, 2016 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase (Decrease) in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$187	1.8%	$104
Meridian Pointe	116	2.5%	93
Estates at Johns Creek	113	(1.5)%	133
Heritage Pointe	111	—%	90
South Lamar Village	101	2.9%	151
Perimeter Circle	78	(1.6)%	171
Perimeter 5550	73	(1.3)%	174
Verona Apartment Homes	72	5.3%	23
Tech Center Square	72	3.2%	90
Maxwell Townhomes	72	1.3%	66
All other, net	537
	$1,532
Expenses: Our total rental operating expenses for the 30 properties we owned during both the three months ended March 31, 2017 and March 31, 2016 decreased by $1.8 million primarily due to a $750,000 decrease in self insurance expense as a result of a decrease in casualty losses, a $370,000 decrease due to less employee and resident turnover, a $196,000 decrease in real estate taxes due to successful appeals resulting in refunds, and a $70,000 decrease in snow removal expenses due to a milder winter in 2017.
General and administrative decreased by $534,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the disposition of properties in 2016 and a decrease in bonus and audit fee expenses in 2017.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, were as follows (in thousands):

	Properties owned both periods	All other	Total
Depreciation	$874	$(284)	$590
Amortization of intangibles	(212)	806	594
	$662	$522	$1,184

The overall increase in depreciation was due to the $25.3 million in capital expenditures since March 31, 2016, in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended March 31, 2017 on Providence in the Park, which was purchased during the three months ended December 31, 2016.

(Back to Index)

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $17.8 million due to no property dispositions during the three months ended March 31, 2017 as compared to three dispositions during the three months ended March 31, 2016, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
				$17,755

(1)	The net gain on dispositions of properties and joint venture interests related to Conifer Place includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $428,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, as a result of $1,160,000 from increases in debt due to refinancing, subsequent to March 31, 2016. These increases were offset by a decrease of $650,000 in interest expense due to the sale of properties in 2016.
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
Capital Expenditures
We deployed a total of $3.9 million during the three months ended March 31, 2017 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
Multifamily Community	March 31, 2017
Meridian Pointe	$724	$215
Evergreen at Coursey Place	449	27
The Bryant at Yorba Linda	381	1,934
Point Bonita Apartment Homes	331	130
The Estates At Johns Creek	280	1,062
Calloway at Las Colinas	272	2,630
Heritage Pointe	208	3,945
Providence in the Park	51	5,297
All other properties	1,248	8,274
	$3,944
Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have

(Back to Index)

(Back to Index)

distributions reinvested in additional shares at $10.83 per share, through March 28, 2017 and at $10.94 per share for periods thereafter.
Gross offering proceeds
As of March 31, 2017, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	9,713,862	98,300
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	75,610,816	$733,114
Shares redeemed and retired	(3,664,551)
Total shares outstanding at March 31, 2017	71,946,265

(1)    Includes 276,056 shares issued to the Advisor.
Credit Facility
The following is a summary of our credit facility (dollars in thousands, except percentages):

	Balance Outstanding at	Current Availability at	Balance Outstanding at				Weighted Average Interest Rate
				Maturity Date	Interest Rate Basis	Current Interest Rate (1)	Three months ended March 31,
Lender	March 31, 2017		December 31, 2016				2017	2016
Bank of America	$—	$13,280	$—	5/23/2017	LIBOR plus 3%	3.98%	—%	3.43%

(1)	Variable rate based on one-month LIBOR of 0.9828% (as of March 31, 2017).
Draws under the Bank of America Credit Facility are secured by one of our properties with an aggregate value of $33.2 million and are guaranteed by us. We were in compliance with all covenants under this facility as of March 31, 2017. This credit facility matures on May 23, 2017, and may be extended to May 23, 2019; however, we do not intend to extend this credit facility.

(Back to Index)

(Back to Index)

Mortgage Debt
The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,138	$—	$(168)	$14,970	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(187)	12,913	13,100	—	(197)	12,903
Deerfield	10,317	—	(116)	10,201	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,609	—	(214)	18,395	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(518)	32,452	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(450)	27,950	28,400	—	(462)	27,938
Maxwell Townhomes	13,536	—	(130)	13,406	13,602	—	(137)	13,465
Pinehurst	7,350	—	(146)	7,204	7,350	—	(154)	7,196
Pheasant Run	6,250	28	(6)	6,272	6,250	43	(9)	6,284
Retreat of Shawnee	12,839	65	(17)	12,887	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,987	95	(92)	26,990	27,107	100	(96)	27,111
Pines of York	14,928	(283)	(53)	14,592	14,999	(299)	(56)	14,644
The Estates at Johns Creek	49,351	—	(375)	48,976	49,596	—	(405)	49,191
Chisholm Place	11,587	—	(138)	11,449	11,587	—	(143)	11,444
Perimeter Circle	17,203	—	(128)	17,075	17,298	—	(143)	17,155
Perimeter 5550	13,577	—	(106)	13,471	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,259	—	(254)	23,005	23,367	—	(268)	23,099
Sunset Ridge 1	19,587	242	(192)	19,637	19,699	259	(205)	19,753
Sunset Ridge 2	2,933	33	(25)	2,941	2,948	35	(26)	2,957
Calloway at Las Colinas	34,909	—	(290)	34,619	35,083	—	(306)	34,777
South Lamar Village	12,370	—	(118)	12,252	12,435	—	(131)	12,304
Heritage Pointe	26,280	—	(316)	25,964	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(611)	66,889	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,808	1,890	(325)	28,373	26,907	1,966	(338)	28,535
Stone Ridge	5,196	—	(124)	5,072	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(427)	36,393	36,820	—	(448)	36,372
Tech Center Square	12,313	—	(188)	12,125	12,375	—	(196)	12,179
Williamsburg	53,995	—	(798)	53,197	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(251)	11,124	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(591)	46,409	—	—	—	—
	$672,487	$2,070	$(7,354)	$667,203	$627,088	$2,189	$(7,125)	$622,152
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 9 of the notes to our consolidated financial statements.

(Back to Index)

(Back to Index)

As of March 31, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.65%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (57% as of March 31, 2017). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 did not exceed the charter imposed limitation.
Distributions
For the three months ended March 31, 2017, we paid aggregate distributions of $10.8 million, including $3.9 million of distributions paid in cash and $6.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Invested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
	$0.15		$6,911	$3,889	$10,800

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2017 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Provided By Operating Activities- QTD			Operating Activities	Debt Financing	Dispositions
2017	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$3,889	$6,911	$10,800	$3,433	$10,800	$0.15	$3,433 / 32%	$7,367 / 68%	—

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution invested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.15	6,911	3,889	10,800
	$2.39	$98,301	$47,211	$145,512
Our net loss attributable to common stockholders' for the three months ended March 31, 2017 was $8.9 million and net cash provided by operating activities of continuing operations was $3.4 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2017 were $145.5 million and $105.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income attributable to stockholders – GAAP	$(8,866)	$2,199
Net gains on dispositions of properties and joint venture interests (1)	—	(11,532)
Depreciation expense (2)	11,768	11,142
FFO attributable to common stockholders	2,902	1,809
Adjustments for straight-line rents	(77)	(14)
Amortization of intangible lease assets	810	216
Realized loss on change in fair value of interest rate cap	—	72
Debt premium amortization	(119)	(120)
MFFO attributable to common stockholders	3,516	1,963
Net gains on dispositions of properties and joint venture interests	—	11,532
AFFO attributable to common stockholders	$3,516	$13,495

Basic and diluted (loss) income per common share - GAAP	$(0.12)	$0.03
FFO per common share	$0.04	$0.03
MFFO per common share	$0.05	$0.03
AFFO per common share	$0.05	$0.19

Weighted average shares outstanding (3)	72,197	71,719

(1)	Net gains on dispositions of properties and joint venture interests for the three months ended March 31, 2016 excludes $6.2 million attributable to noncontrolling interests.

(2)
Depreciation expense for the three months ended March 31, 2016 excludes $36,000 attributable to noncontrolling interests. There were no noncontrolling interest adjustments for the three months ended March 31, 2017.

(3)
Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable because the necessary conditions for conversion have not been satisfied as of both March 31, 2017 and 2016.

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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On April 10, 2017, we entered into an agreement to purchase Green Trails Apartment Homes, a 440-unit multifamily apartment complex located in Lisle, Illinois, for $78.0 million with an expected closing in the second quarter of 2017.

(Back to Index)

On April 26 2017, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: April 27, 2017, May 30, 2017, and June 29, 2017. Such distributions were paid or will be paid on April 28, 2017, May 31, 2017, and June 30, 2017, respectively.
On May 10, 2017, we sold Chisholm Place, located in Plano, Texas, for $21.3 million. We expect to record a gain on sale during the three months ended June 30, 2017.
On May 10, 2017, we entered into an agreement to sell its interest in Deerfield, located in Hermantown, Minnesota, for $23.6 million with an expected closing in the third quarter of 2017. We expect to recognize a gain on sale during the three months ended September 30, 2017.
On May 12, 2017, we sold Mosaic, located in Oklahoma City, Oklahoma, for $6.1 million; Mosaic was included in assets held for sale-rental properties in the consolidated balance sheets as of March 31, 2017. We expect to record a gain on sale during the three months ended June 30, 2017.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 14 interest rate caps that were designated as cash flow hedges during 2013, 2014, 2015, 2016, and 2017. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of March 31, 2017 and December 31, 2016, we had $387.6 million and $340.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2017 and the year ended December 31, 2016, our annual interest expense would have increased by approximately $3.8 million and $2.5 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2017 and December 31, 2016, we had $284.9 million and $286.2 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2017 and December 31, 2016, our fixed rate outstanding borrowings had an estimated aggregate fair value of $285.7 million and $293.5 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2017 and December 31, 2016, the fair value of these fixed rate outstanding borrowings would have decreased by $9.5 million and $10.3 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended March 31, 2017, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	—	(3)
February 2017	—	$—	—	(3)
March 2017	696,118	$10.83	696,118	(3)
	696,118

(1)
All redemptions of equity securities in the three months ended March 31, 2017 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended March 31, 2017.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 12, 2017	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)