Form 10-Q
period 2017-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2017-08-11
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 8, 2017, there were 71,814,819 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$935,822	$902,454
Other investments	775	769
Identified intangible assets, net	1,809	1,855
Assets held for sale - rental properties	12,110	—
Total investments	950,516	905,078

Cash	122,515	114,842
Restricted cash	9,207	10,277
Due from related parties	1,302	1,375
Tenant receivables, net	205	89
Deposits	259	262
Prepaid expenses and other assets	2,728	2,351
Goodwill	711	711
Total assets	$1,087,443	$1,034,985

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$715,130	$622,152
Accounts payable	1,078	1,125
Accrued expenses and other liabilities	6,123	6,738
Accrued real estate taxes	6,526	7,262
Due to related parties	872	2,055
Tenant prepayments	1,204	1,069
Security deposits	2,624	2,565
Total liabilities	$733,557	$642,966

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 76,230,452 and 74,975,022 shares issued, respectively; and 71,609,288 and 72,006,589 shares outstanding, respectively)	716	720
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	638,213	642,523
Accumulated other comprehensive loss	(559)	(345)
Accumulated deficit	(285,911)	(252,306)
Total stockholders’ equity	352,460	390,593
Noncontrolling interests	1,426	1,426
Total equity	$353,886	$392,019
Total liabilities and equity	$1,087,443	$1,034,985

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$30,981	$30,357	$61,144	$60,748
Interest and dividend income	49	364	91	529
Total revenues	31,030	30,721	61,235	61,277

Expenses:
Rental operating - expenses	6,948	7,244	12,847	14,827
Rental operating - payroll	3,418	3,731	7,079	7,588
Rental operating - real estate taxes	3,650	3,401	7,302	7,027
Subtotal - Rental operating expenses	14,016	14,376	27,228	29,442
Acquisition costs	1,775	—	1,775	—
Management fees	4,143	4,032	8,207	8,087
General and administrative	2,665	2,987	5,672	6,528
Loss on disposal of assets	114	144	192	286
Depreciation and amortization expense	12,756	10,945	25,334	22,339
Total expenses	35,469	32,484	68,408	66,682
Loss before other income (expense)	(4,439)	(1,763)	(7,173)	(5,405)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	8,435	9,701	8,435	27,456
Interest expense	(7,187)	(5,582)	(13,388)	(11,355)
Insurance proceeds in excess of cost basis	29	71	98	211
Total other income (expense)	1,277	4,190	(4,855)	16,312

Net (loss) income	(3,162)	2,427	(12,028)	10,907
Net income attributable to noncontrolling interests	—	(25)	—	(6,306)
Net (loss) income attributable to common stockholders	$(3,162)	$2,402	$(12,028)	$4,601

Net (loss) income	$(3,162)	$2,427	$(12,028)	$10,907
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on designated derivatives	52	8	75	85
Designated derivatives, fair value adjustments	(62)	(15)	(289)	(36)
Total other comprehensive (loss) income	(10)	(7)	(214)	49
Comprehensive (loss) income	(3,172)	2,420	(12,242)	10,956
Comprehensive income attributable to noncontrolling interests	—	(25)	—	(6,306)
Total comprehensive (loss) income attributable to stockholders	$(3,172)	$2,395	$(12,242)	$4,650

Weighted average common shares outstanding	72,007	72,005	72,102	71,862
Basic and diluted (loss) income per common share:
Net (loss) income per common share	$(0.04)	$0.03	$(0.16)	$0.06

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	72,007	$720	50	$1	$642,523	$(345)	$(252,306)	$390,593	$1,426	$392,019
Common stock issued through distribution reinvestment plan	1,255	13	—	—	13,678	—	—	13,691	—	13,691
Distributions declared	—	—	—	—	—	—	(21,577)	(21,577)	—	(21,577)
Common stock redemptions	(1,653)	(17)	—	—	(17,988)	—	—	(18,005)	—	(18,005)
Other comprehensive loss	—	—	—	—	—	(214)	—	(214)	—	(214)
Net loss	—	—	—	—	—	—	(12,028)	(12,028)	—	(12,028)
Balance at June 30, 2017	71,609	$716	50	$1	$638,213	$(559)	$(285,911)	$352,460	$1,426	$353,886

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(12,028)	$10,907
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	192	286
Casualty losses	90	80
Net gains on dispositions of properties and joint venture interests	(8,435)	(27,456)
Depreciation and amortization	25,334	22,339
Amortization of deferred financing costs	963	1,232
Amortization of debt premium (discount)	(239)	(242)
Realized loss on change in fair value of interest rate cap	75	72
Accretion of discount and direct loan fees and costs	(22)	(22)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	2,027	1,711
Tenant receivables, net	(116)	3
Deposits	3	6
Prepaid expenses and other assets	(60)	(788)
Due to/from related parties, net	(1,091)	(611)
Accounts payable and accrued expenses	(2,229)	44
Tenant prepayments	126	(237)
Security deposits	10	157
Net cash provided by operating activities	4,600	7,481
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	14,341	56,444
Property acquisitions	(18,043)	—
Insurance proceeds received for casualty losses	—	178
Acquisition of preferred equity interest	—	(408)
Resolution of preferred equity interest	—	4,300
Capital expenditures	(9,802)	(13,291)
Restricted cash	(147)	1,191
Principal payments received on loans held for investment	16	9
Net cash (used in) provided by investing activities	(13,635)	48,423

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Six Months Ended
	June 30,
	2017	2016
Cash flows from financing activities:
Redemptions of common stock	(18,005)	(15,751)
Payment of deferred financing costs	—	(170)
Borrowings on mortgages	45,840	12,296
Principal repayments on mortgages	(3,241)	(15,804)
Borrowings on credit facility	—	12,500
Repayments on credit facility	—	(29,000)
Distributions paid on common stock	(7,886)	(7,105)
Distributions to noncontrolling interests	—	(9,120)
Net cash provided by (used in) financing activities	16,708	(52,154)
Net increase in cash	7,673	3,750
Cash at beginning of period	114,842	78,442
Cash at end of period	$122,515	$82,192

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
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
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC, ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by RAI.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2016 and 2015, the Company issued approximately 5.5 million additional shares for $57.5 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2017, the Company additionally issued approximately 1.3 million shares for $13.7 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and may continue to acquire, real estate and real estate-related debt. The Company has a particular focus on owning and operating multifamily assets, and it has targeted, and intends to continue to target, this asset class while also possibly acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s portfolio consists of multifamily rental properties to which the Company has added or will add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Deerfield Holdings, LLC ("Deerfield")	Deerfield	166	Hermantown, MN
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Stone Ridge, LLC ("Stone Ridge")	N/A (b)	N/A	N/A
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
		9,106

N/A - Not Applicable
(a) Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.
(b) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

is the primary beneficiary of such entities. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. For consolidated entities (including VIEs of which the Company is the primary beneficiary), noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net income (loss) includes the noncontrolling interests’ share of income (loss). All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements. The consolidated financial statements include the accounts of the Company's majority-owned and/or controlled subsidiary, which is a VIE, as follows:

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
DT Stone Ridge, LLC	83.4%	Stone Ridge	188	Columbia, SC

The Company's preferred equity investment was a VIE for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of the investee that were considered most significant.  This investment was repaid in full on June 6, 2016 and the Company has no further continuing involvement with the investee. Additional information with respect to the preferred equity investment is disclosed in Note 6.
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2017 and December 31, 2016, the Company had one and zero rental properties, respectively, included in assets held for sale.
Rental Properties
The Company records acquired rental properties at fair value on their respective acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the rental properties using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

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
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of June 30, 2017, the payments due under these obligations totaled $256,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges recorded on long-lived assets during the three and six months ended June 30, 2017 and 2016.
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
JUNE 30, 2017
(unaudited)

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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and six months ended June 30, 2017 .
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $57.6 million and $272,000 for the 12 month periods ending June 30, 2018 and 2019, respectively, and none thereafter. The

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $385,000, $327,000, $277,000, $176,000, and $167,000 for the 12 month periods ending June 30, 2018, 2019, 2020, 2021, and 2022, respectively, and $7,000 thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $2.8 million for both the three months ended June 30, 2017 and 2016. Total other income included within rental income was $5.6 million for both the six months ended June 30, 2017 and 2016.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of June 30, 2017 and December 31, 2016, there were allowances for uncollectible receivables of $4,900 and $5,200, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of June 30, 2017 and December 31, 2016, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

of convertible stock (discussed in Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2017 (were such date to represent the end of the contingency period).
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
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  ASU No. 2016-15 will be effective for the Company beginning January 1, 2018. Early application is permitted. The Company is evaluating this guidance; however, it does not expect the adoption of ASU No. 2016-15 to have a significant impact on its reporting of consolidated cash flows.
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
In January 2017, FASB issued ASU No. 2017-04, "Intangibles- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$13,691	$14,407
Deferred financing costs and escrow deposits funded directly by mortgage notes	1,308	—
Accruals for construction in progress	280	943

Non-cash activity related to dispositions:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	—	35,152
Mortgage notes payable settled with proceeds from disposition of rental property	11,587	35,422

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	61,500	—

Cash paid during the period for:
Interest	$12,106	$10,538
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2017	December 31, 2016
Real estate taxes	$5,963	$6,853
Insurance	1,144	1,854
Capital improvements	2,100	1,570
Total	$9,207	$10,277
In addition, the Company had unrestricted cash earmarked for capital expenditures of $27.0 million and $33.9 million as of June 30, 2017 and December 31, 2016, respectively.
NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2017	December 31, 2016
Land	$186,504	$176,418
Building and improvements	835,244	795,665
Furniture, fixtures and equipment	34,770	32,198
Construction in progress	4,201	5,983
	1,060,719	1,010,264
Less: accumulated depreciation	(124,897)	(107,810)
	$935,822	$902,454
Depreciation expense for the three and six months ended June 30, 2017 was $11.8 million and $23.6 million, respectively, and for the three and six months ended June 30, 2016 was $10.9 million and $22.1 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

During the three months ended June 30, 2017, the Company entered into an agreement to sell one rental property, Deerfield, with a net book value of $12.1 million. The Company confirmed the intent and ability to sell this property in its present condition and this property qualified for held for sale accounting treatment upon meeting all applicable criteria prior to June 30, 2017, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of June 30, 2017. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company expects to complete the sale during the three months ended September 30, 2017.
NOTE 6 - OTHER INVESTMENTS
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
Loan held for investment, net:
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which was secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both June 30, 2017 and December 31, 2016, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Unpaid principal balance	$944	$960
Unamortized discount	(178)	(198)
Deferred expenses, net	9	7
Net book value	$775	$769

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8
NOTE 7 - ACQUISITIONS
As of June 30, 2017, the Company owned interests in 30 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations for acquisitions in 2016 and prior had been finalized as of December 31, 2016. The initial purchase price allocation for Green Trails Apartment Homes has not been finalized as of June 30, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

The following table presents the Company's wholly-owned acquisition during the three and six months ended June 30, 2017 and the respective fair values assigned (dollars in thousands):

				Fair Value Assigned
Multifamily Community	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Liabilities	Total
Green Trails Apartment Homes	Lisle, IL	5/31/2017	$78,000	$14,727	$61,283	$1,117	$1,695	$14	$(898)	$77,938

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

The following table presents the total revenues, net loss, and acquisition costs of the Company's acquisition during the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Multifamily Community	Total Revenues	Net Loss	Acquisition Costs	Total Revenues	Net Loss	Acquisition Costs
Green Trails Apartment Homes	$601	$(389)	$(1,775)	$601	$(389)	$(1,775)

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Company's disposition and deconsolidation activity during the three and six months ended June 30, 2017 and 2016 (in thousands):

				Net Gains on Dispositions of Properties and Joint Venture Interests
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended June 30, 2017	Six months ended June 30, 2017
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513	1,513
				$8,435	$8,435

2016 Dispositions:				Three months ended June 30, 2016	Six months ended June 30, 2016
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$—	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	—	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	—	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096	4,096
				$9,701	$27,456

(1)
On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity. Net gains on disposition of properties and joint venture interests includes $6.2 million attributable to noncontrolling interests.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended June 30, 2017	Six months ended June 30, 2017	Three months ended June 30, 2017	Six months ended June 30, 2017
2017 Dispositions:
Chisholm Place	$270	$825	$6,662	$6,663
Mosaic	143	475	1,509	1,467
	$413	$1,300	$8,171	$8,130

2016 Dispositions:	Three months ended June 30, 2016	Six months ended June 30, 2016	Three months ended June 30, 2016	Six months ended June 30, 2016
Conifer Place (1)	$—	$365	$—	$9,942
Champion Farms	—	220	—	1,125
The Ivy at Clear Creek	—	386	(1)	6,627
Affinity at Winter Park	463	1,008	5,742	5,748
Fieldstone	789	1,548	4,243	4,325
	$1,252	$3,527	$9,984	$27,767

(1)
On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity. Net income attributable to properties sold includes $6.2 million attributable to noncontrolling interests.

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $1.8 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, net of accumulated amortization of $25.5 million and $24.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was eight and seven months as of June 30, 2017 and December 31, 2016, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2017 was $931,000 and $1.7 million, respectively. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2016 was $4,000 and $220,000, respectively.
The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending June 30, and thereafter (in thousands):

2018	$1,689
2019	16
2020	16
2021	16
2022	16
Thereafter	56
$1,809
As of both June 30, 2017 and December 31, 2016, the Company had $711,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,056	$—	$(159)	$14,897	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(180)	12,920	13,100	—	(197)	12,903
Deerfield	10,276	—	(108)	10,168	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,529	—	(205)	18,324	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(504)	32,466	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(438)	27,962	28,400	—	(462)	27,938
Maxwell Townhomes	13,473	—	(123)	13,350	13,602	—	(137)	13,465
Pinehurst	7,350	—	(140)	7,210	7,350	—	(154)	7,196
Pheasant Run	6,250	14	(3)	6,261	6,250	43	(9)	6,284
Retreat of Shawnee	12,788	46	(12)	12,822	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,873	89	(86)	26,876	27,107	100	(96)	27,111
Pines of York	14,859	(267)	(50)	14,542	14,999	(299)	(56)	14,644
The Estates at Johns Creek	49,103	—	(345)	48,758	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	17,111	—	(113)	16,998	17,298	—	(143)	17,155
Perimeter 5550	13,504	—	(94)	13,410	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,156	—	(239)	22,917	23,367	—	(268)	23,099
Sunset Ridge 1	19,478	224	(178)	19,524	19,699	259	(205)	19,753
Sunset Ridge 2	2,919	30	(23)	2,926	2,948	35	(26)	2,957
Calloway at Las Colinas	34,741	—	(274)	34,467	35,083	—	(306)	34,777
South Lamar Village	12,306	—	(105)	12,201	12,435	—	(131)	12,304
Heritage Pointe	26,188	—	(305)	25,883	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(562)	66,938	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,717	1,814	(311)	28,220	26,907	1,966	(338)	28,535
Stone Ridge	5,168	—	(118)	5,050	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(415)	36,405	36,820	—	(448)	36,372
Tech Center Square	12,255	—	(180)	12,075	12,375	—	(196)	12,179
Williamsburg	53,995	—	(767)	53,228	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(242)	11,133	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(569)	46,431	—	—	—	—
Green Trails Apartment Homes	61,500	—	(732)	60,768	—	—	—	—
	$720,760	$1,950	$(7,580)	$715,130	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	3.51%	(1)(5)	$67	$16
Cannery Lofts	11/1/2023	3.76%	(1)(3)	46	40
Deerfield	11/1/2020	4.66%	(2)(5)(8)	54	29
Trailpoint at the Woodlands	11/1/2023	3.63%	(1)(4)	74	67
Verona Apartment Homes	10/1/2026	3.58%	(1)(3)	117	38
Skyview Apartment Homes	10/1/2026	3.58%	(1)(3)	101	22
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	63
Pinehurst	11/1/2023	3.64%	(1)(3)	31	15
Pheasant Run	10/1/2017	5.95%	(2)(3)(7)	31	15
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	48
Pines of York	12/1/2021	4.46%	(2)(5)	80	37
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	102
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	53
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	41
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	63
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	91
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	113
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	46
Heritage Pointe	4/1/2025	3.10%	(1)(4)	99	44
The Bryant at Yorba Linda	6/1/2020	2.97%	(1)(3)	187	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	38
Stone Ridge	12/1/2022	3.08%	(1)(5)	21	17
The Westside Apartments	9/1/2026	3.34%	(1)(3)	140	68
Tech Center Square	6/1/2023	3.80%	(1)(5)	55	25
Williamsburg	1/1/2024	3.60%	(1)(3)	207	123
Retreat at Rocky Ridge	1/1/2024	3.68%	(1)(3)	44	22
Providence in the Park	2/1/2024	3.52%	(1)(3)(6)	181	138
Green Trails Apartment Homes	6/1/2024	3.21%	(1)(3)(6)	238	79

(1)	Variable rate based on one-month LIBOR of 1.2239% (as of June 30, 2017) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	New debt placed during the six months ended June 30, 2017.

(7)	Automatic extension to October 1, 2018 is expected to occur on October 1, 2017.

(8)	Property included in Assets held for sale-rental properties on the consolidated balance sheets as of June 30, 2017.
Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2017 and 2016, interest expense was reduced by $120,000 and $122,000, respectively, for the amortization of the premium or discount. For the six months ended June 30, 2017 and 2016, interest expense was reduced by $239,000 and $242,000, respectively, for the amortization of the premium or discount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending June 30, and thereafter (in thousands):

2018	$25,931
2019	9,498
2020	118,637
2021	86,885
2022	125,608
Thereafter	354,201
$720,760

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes by executing a guarantee with respect to the properties.    In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company had also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018. These renovations were completed as of June 30, 2017, and the guaranty was released.
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan as of June 30, 2017. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and for periods thereafter.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2017 and June 30, 2016, $515,000 and $513,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2017 and June 30, 2016, $895,000 and $1,012,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $3.3 million and $2.6 million, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter (in thousands):

2018	$1,557
2019	1,518
2020	1,327
2021	959
2022	781
Thereafter	1,438
$7,580

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 11 - CREDIT FACILITY
       The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017, and was paid in full. During the three months ended June 30, 2017, the Company paid an unused line of credit fee to Bank of America of $250,000, which is included in interest expense in the consolidated statements of operations and comprehensive (loss) income.
Deferred financing costs incurred to obtain financing were amortized over the term of the related debt. During the three months ended June 30, 2017 and 2016, $24,000 and $150,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2017 and 2016, $68,000 and $220,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $925,000 and $857,000, respectively.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the six months ended June 30, 2017 (in thousands):

Balance, January 1, 2017	$(345)
Reclassification adjustment for realized loss on designated derivatives	75
Designated derivatives, fair value adjustments	(289)
Balance, June 30, 2017	$(559)
NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Self-insurance funds held in escrow. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III for self insurance which, if unused, will be returned to the Company. The Company's properties participate in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. (The general liability policy in which the Company participated in ended on April 22, 2017; thereafter the Company is responsible for the first $25,000 of any loss that occurs.)
RAI and C-III hold the deposits in escrow to fund future insurance claims. The insurance pool for property insurance covers losses up to $2.5 million and the insurance pool for general liability covered losses up to the first $50,000 per incident until April 22, 2017. Catastrophic insurance would cover losses in excess of the property insurance pool up to $250.0 million. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the six months ended June 30, 2017, the Company paid $1.0 million into the insurance pool.
Internal audit. RAI performs internal audit services for the Company.
Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

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
JUNE 30, 2017
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
Relationship with Other Related Parties
The Company has also made payment for legal services to the law firm of Ledgewood P.C. (“Ledgewood”).  Until 1996, the former Chairman of RAI was of counsel to Ledgewood.  In connection with the termination of his affiliation with Ledgewood and its redemption of his interest, RAI's former Chairman continued to receive certain payments from Ledgewood, but as of September 8, 2016 is no longer the Chairman of RAI.  Until March 2006, an executive of RAI was the managing member of Ledgewood.  This executive remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of RAI, but as of September 8, 2016 is no longer an executive of RAI.
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	June 30, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$1,302	$1,375

Due to related parties:
Advisor:
Operating expense reimbursements	$2	$1,285

Resource Real Estate Opportunity Manager, LLC:
Property management fees	482	456
Other operating expense reimbursements	388	314
	$872	$2,055
The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$1,612	$—	$1,612	$8
Asset management fees (2)	2,757	2,674	$5,477	$5,381
Disposition fees (3)	217	220	$217	$413
Debt financing fees (4)	308	—	$543	$—
Overhead allocation (5)	1,097	1,130	$2,308	$2,405
Internal audit (5)	13	—	$26	$—

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,386	$1,315	$2,730	$2,605
Construction management fees (6)	343	250	$524	$492
Information technology fees (5)	—	107	$—	$216
Operating expense reimbursements (7)	—	62	$—	$130
Debt servicing fees (2)	1	10	$1	$14

Other:
Ledgewood (5)	$—	$20	$—	$30
The Planning & Zoning Resource Company (1)	1	—	$1	$—
Graphic Images (5)	9	60	$9	$60

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive (loss) income.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive (loss) income.

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive (loss) income.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive (loss) income.

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)
Included in Rental operating expenses on the consolidated statements of operations and comprehensive (loss) income. Amount excludes the allocated payroll expenses described in Note 17- Operating Expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 14 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
As of June 30, 2017, the Company had issued 76,230,452 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	10,333,498	105,080
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	76,230,452	$739,894
Shares redeemed and retired	(4,621,164)
Total shares outstanding as of June 30, 2017	71,609,288

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of June 30, 2017 and December 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
JUNE 30, 2017
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
Redemption of Securities
During the six months ended June 30, 2017, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2017	—	—
February 2017	—	—
March 2017	696	$10.83
April 2017	—	—
May 2017	—	—
June 2017	957	$10.94
1,653
All redemptions requests tendered were honored during the three and six months ended June 30, 2017.
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
Distributions
For the six months ended June 30, 2017, the Company paid aggregate distributions of $21.6 million, including $7.9 million of distributions paid in cash and $13.7 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,325	3,598
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
	$0.30		$13,691	$7,886	$21,577

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 15 - FAIR VALUE MEASURES AND DISCLOSURES
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

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Interest rate caps	$—	$91	$—	$91
	$—	$91	$—	$91

December 31, 2016
Assets:
Interest rate caps	$—	$242	$—	$242
	$—	$242	$—	$242
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$775	$1,056	$769	$1,104
Mortgage notes payable- outstanding borrowings	$(720,760)	$(695,835)	$(627,088)	$(620,578)
The fair value of the loan held for investment, net was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using a discounted cash flows model and rates available to the Company for debt with similar terms and remaining maturities. (Level 3)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 16 - DERIVATIVES AND HEDGING ACTIVITIES
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
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 15 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company had losses of $52,000 and $75,000, respectively. During the three and six months ended June 30, 2016, the Company had losses of $8,000 and $85,000, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $166,319 will be reclassified as an increase to interest expense.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2017 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	15	$378,975	January 1, 2018 to October 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$91	Prepaid expenses and other assets	$242	—	$—	—	$—

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2017
(unaudited)

NOTE 17 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2017 were in compliance with the charter imposed limitation.

Allocated payroll expense associated with a portion of the compensation paid by the Advisor or its affiliates to the Company's executive officers was included in general and administrative in the consolidated statements of operations and comprehensive (loss) income and was reimbursed to the Advisor during the three and six months ended June 30, 2017 and June 30, 2016. This expense is included in "overhead allocation" in Note 13.

Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive (loss) income. Allocated payroll for the three months ended June 30, 2017 and June 30, 2016 was $114,000 and $566,000, respectively. Allocated payroll for the six months ended June 30, 2017 and June 30, 2016 was $505,000 and $1.1 million, respectively.
NOTE 18 - SUBSEQUENT EVENTS
On July 5, 2017, the Company entered into an agreement to sell its interest in Stone Ridge, located in Columbia, South Carolina, for $10.5 million with an expected closing in the third quarter of 2017. The Company expects to recognize a gain on sale during the three months ended September 30, 2017.
On July 18, 2017, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: July 28, 2017, August 30, 2017, and September 28, 2017. Such distributions were paid or will be paid on July 31, 2017, August 31, 2017, and September 29, 2017, respectively.
On July 21, 2017, the Company obtained $39.5 million in financing, secured by Meridian Pointe.
On July 31, 2017, the Company entered into an agreement to purchase Terraces at Lake Mary, a 284-unit multifamily apartment complex located in Lake Mary, Florida, for $44.1 million with an expected closing in the third quarter of 2017.
On May 10, 2017, the Company entered into an agreement to sell its interest in Deerfield, located in Hermantown, Minnesota, for $23.6 million with an expected closing in the third quarter of 2017. Deerfield was included in assets held for sale-rental properties in the consolidated balance sheets as of June 30, 2017. The Company expects to recognize a gain on sale during the three months ended September 30, 2017.
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
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), our property manager. C-III also controls all of the shares of common stock held by RAI.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our targeted portfolio consists of multifamily rental properties to which we have added or will add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At June 30, 2017, we held approximately 33% of our total assets in categories (i) and 67% of our total assets in category (ii).
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
Results of Operations
 As of June 30, 2017, we owned interests in a total of 30 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 50 multifamily properties, representing 14,498 units. As of June 30, 2017, we had sold our interests in 20 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Revenues:
Rental income	$30,981	$30,357
Interest and dividend income	49	364
Total revenues	31,030	30,721

Expenses:
Rental operating - expenses	6,948	7,244
Rental operating - payroll	3,418	3,731
Rental operating - real estate taxes	3,650	3,401
Subtotal - Rental operating expenses	14,016	14,376
Acquisition costs	1,775	—
Management fees	4,143	4,032
General and administrative	2,665	2,987
Loss on disposal of assets	114	144
Depreciation and amortization expense	12,756	10,945
Total expenses	35,469	32,484
Loss before other income	(4,439)	(1,763)

Other income:
Net gains on dispositions of properties and joint venture interests	8,435	9,701
Interest expense	(7,187)	(5,582)
Insurance proceeds in excess of cost basis	29	71
Total other income	1,277	4,190

Net (loss) income	(3,162)	2,427
Net income attributable to noncontrolling interests	—	(25)
Net (loss) income attributable to common stockholders	$(3,162)	$2,402

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level expenses for the three months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended				For the three months ended
	June 30, 2017				June 30, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$28,246	$2,735	$—	$30,981	$26,953	$3,404	$—	$30,357
Interest and dividend income	33	3	13	49	37	326	1	364
Total revenues	28,279	2,738	13	31,030	26,990	3,730	1	30,721

Expenses:
Rental operating - expenses	6,287	658	3	6,948	6,437	802	5	7,244
Rental operating - payroll	3,073	345	—	3,418	3,295	436	—	3,731
Rental operating- real estate taxes	3,148	502	—	3,650	3,095	306	—	3,401
Subtotal - Rental operating expenses	12,508	1,505	3	14,016	12,827	1,544	5	14,376
Acquisition costs	—	1,775		1,775	—	—	—	—
Management fees	1,256	130	2,757	4,143	1,197	151	2,684	4,032
General and administrative	956	185	1,524	2,665	1,117	200	1,670	2,987
Loss on disposal of assets	107	7	—	114	111	33	—	144
Depreciation and amortization expense	11,060	1,696	—	12,756	10,321	624	—	10,945
Total expenses	25,887	5,298	4,284	35,469	25,573	2,552	4,359	32,484
Income (loss) before other (expense) income	2,392	(2,560)	(4,271)	(4,439)	1,417	1,178	(4,358)	(1,763)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	8,435	—	8,435	—	9,701	—	9,701
Interest expense	(5,982)	(930)	(275)	(7,187)	(4,995)	(336)	(251)	(5,582)
Insurance proceeds in excess of cost basis	29	—	—	29	71	—	—	71
Total other (expense) income	(5,953)	7,505	(275)	1,277	(4,924)	9,365	(251)	4,190

Net (loss) income	(3,561)	4,945	(4,546)	(3,162)	(3,507)	10,543	(4,609)	2,427
Net income attributable to noncontrolling interests	—	—	—	—	—	(25)	—	(25)
Net (loss) income attributable to common stockholders	$(3,561)	$4,945	$(4,546)	$(3,162)	$(3,507)	$10,518	$(4,609)	$2,402

(Back to Index)

Revenues: The $1.3 million increase in rental income for the 28 properties we owned during both the three months ended June 30, 2017 and June 30, 2016 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$166	$104
Heritage Pointe	140	96
Point Bonita Apartment Homes	129	159
Williamsburg	122	64
Meridian Pointe	111	121
Perimeter Circle	101	189
Sunset Ridge	84	101
Perimeter 5550	65	159
South Lamar Village	65	105
The Westside Apartments	59	91
All other, net	251
	$1,293
Expenses: Our total rental operating expenses for the 28 properties we owned during both three month periods presented decreased by $319,000 during the three months ended June 30, 2017 primarily due to a $743,000 decrease in casualty loss expense due to several large incidents in 2016 offset by a $513,000 increase in insurance expenses due to the depletion of the new joint loss fund that we share with third-party owned properties managed by C-III.
Acquisition costs increased by $1.8 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to the purchase of one property during the three months ended June 30, 2017, while no properties were purchased during the three months ended June 30, 2016.
General and administrative decreased by $322,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily due to a decrease related to the disposition of properties in 2016, as well as a decrease in payroll and franchise tax expenses in 2017.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases in the components of depreciation and amortization during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$739	$145	$884
Amortization of intangibles	—	927	927
	$739	$1,072	$1,811

The overall increase in depreciation was due to the $24.5 million in capital expenditures since June 30, 2016 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended June 30, 2017 on Providence in the Park, which was purchased during the three months ended December 31, 2016, and Green Trails Apartment Homes, which was purchased during the three months ended June 30, 2017.

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $1.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
				$8,435

2016 Dispositions:
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	$17,500	$5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
				$9,701
Interest expense increased by $1.6 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to $1.5 million of this increase relates to an increase in debt due to refinancing or new loans subsequent to June 30, 2016 and $273,000 is due to loan-related expenses in connection with the sale of Chisholm Place. These increases were offset by a decrease in interest expense of $248,000 due to the sale of other properties in 2016 and 2017.

(Back to Index)

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016:
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Revenues:
Rental income	$61,144	$60,748
Interest and dividend income	91	529
Total revenues	61,235	61,277

Expenses:
Rental operating - expenses	12,847	14,827
Rental operating- payroll	7,079	7,588
Rental operating- real estate taxes	7,302	7,027
Subtotal - Rental operating expenses	27,228	29,442
Acquisition costs	1,775	—
Management fees	8,207	8,087
General and administrative	5,672	6,528
Loss on disposal of assets	192	286
Provision for loan loss	—	—
Depreciation and amortization expense	25,334	22,339
Total expenses	68,408	66,682
Loss before other (expense) income	(7,173)	(5,405)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	8,435	27,456
Interest expense	(13,388)	(11,355)
Insurance proceeds in excess of cost basis	98	211
Total other (expense) income	(4,855)	16,312

Net (loss) income	(12,028)	10,907
Net income attributable to noncontrolling interests	—	(6,306)
Net (loss) income attributable to stockholders	$(12,028)	$4,601

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level expenses for the six months ended June 30, 2017 and 2016 (in thousands):

	For the six months ended				For the six months ended
	June 30, 2017				June 30, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$55,796	$5,348	$—	$61,144	$52,992	$7,756	$—	$60,748
Interest and dividend income	69	6	16	91	78	449	2	529
Total revenues	55,865	5,354	16	61,235	53,070	8,205	2	61,277

Expenses:
Rental operating - expenses	11,670	1,174	3	12,847	12,907	1,912	8	14,827
Rental operating - payroll	6,431	648	—	7,079	6,560	1,028	—	7,588
Rental operating- real estate taxes	6,306	996	—	7,302	6,320	707	—	7,027
Subtotal- Rental operating expenses	24,407	2,818	3	27,228	25,787	3,647	8	29,442
Acquisition costs	—	1,775	—	1,775	—	—	—	—
Management fees	2,481	249	5,477	8,207	2,354	338	5,395	8,087
General and administrative	1,834	330	3,508	5,672	2,181	446	3,901	6,528
Loss on disposal of assets	182	10	—	192	240	46	—	286
Depreciation and amortization expense	22,013	3,321	—	25,334	20,610	1,729	—	22,339
Total expenses	50,917	8,503	8,988	68,408	51,172	6,206	9,304	66,682
Income (loss) before other (expense) income	4,948	(3,149)	(8,972)	(7,173)	1,898	1,999	(9,302)	(5,405)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	8,435	—	8,435	—	27,456	—	27,456
Interest expense	(11,736)	(1,333)	(319)	(13,388)	(9,824)	(1,080)	(451)	(11,355)
Insurance proceeds in excess of cost basis	72	26	—	98	211	—	—	211
Total other (expense) income	(11,664)	7,128	(319)	(4,855)	(9,613)	26,376	(451)	16,312

Net (loss) income	(6,716)	3,979	(9,291)	(12,028)	(7,715)	28,375	(9,753)	10,907
Net income attributable to noncontrolling interests	—	—	—	—	—	(6,306)	—	(6,306)
Net (loss) income attributable to stockholders	$(6,716)	$3,979	$(9,291)	$(12,028)	$(7,715)	$22,069	$(9,753)	$4,601

(Back to Index)

Revenues: The $2.8 million increase in rental income for the 28 properties we owned during both the six months ended June 30, 2017 and the six months ended June 30, 2016 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$353	105
Heritage Pointe	251	94
Meridian Pointe	227	106
Williamsburg	187	55
Perimeter Circle	179	184
Point Bonita Apartment Homes	173	161
South Lamar Village	166	129
The Estates at Johns Creek	151	92
Perimeter 5550	139	167
Sunset Ridge	126	97
All other, net	852
	$2,804
Expenses: Our total rental operating expenses for the 28 properties we owned during both six month periods presented decreased by $1.4 million during the six months ended June 30, 2017 and was comprised primarily of reductions in casualty losses due to two large hail storms that occurred in 2016. Total rental operating expenses for the properties purchased/sold during the period decreased by $829,000.
Acquisition costs increased by $1.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to the purchase of one property during the six months ended June 30, 2017 while no properties were purchased during the six months ended June 30, 2016.
General and administrative decreased by $856,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, primarily due to a decrease related to the disposition of properties in 2016, as well as a decrease in payroll, audit, and franchise tax expenses in 2017.
Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$1,615	$(141)	$1,474
Amortization of intangibles	(212)	1,733	1,521
	$1,403	$1,592	$2,995

The overall increase in depreciation for properties owned during both periods is due to the additional $37.8 million in capital improvements made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the six months ended June 30, 2017 on Providence in the Park, which was purchased during the six months ended December 31, 2016, and Green Trails Apartment Homes, which was purchased during the six months ended June 30, 2017.

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $19.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
				$8,435

2016 Dispositions:
Conifer Place	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
				$27,456
The net gain on disposition of properties and joint venture interests on Conifer Place includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $2.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. $2.7 million of the increase relates to an increase in debt due to refinancing or new loans subsequent to June 30, 2016 and $273,000 of loan-related expenses due to the sale of Chisholm Place. These increases were offset by a decrease in interest expense of $903,000 due to the sale of other properties in 2016 and 2017.

Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured financings from banks, proceeds from the sale of real estate, and cash flows generated by our real estate and real estate-related investments.
We initially allocated a portion of the funds we raised in our initial public offering to a reserve to support the maintenance and viability of the properties we have acquired and those properties that we may acquire in the future in order to preserve capital for our investors.  If these allocated amounts and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

(Back to Index)

Capital Expenditures
We deployed a total of $9.8 million during the six months ended June 30, 2017 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
Multifamily Community	June 30, 2017
The Bryant at Yorba Linda	$1,735	$3,972
Point Bonita Apartment Homes	1,250	2,076
Meridian Pointe	821	387
Providence in the Park	728	4,758
Williamsburg	646	85
Heritage Pointe	623	3,725
Calloway at Las Colinas	551	2,387
The Estates At Johns Creek	551	771
South Lamar Village	397	863
Perimeter Circle	352	140
All other properties	2,148	7,819
	$9,802
Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.94 per share.
Gross offering proceeds
As of June 30, 2017, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	10,333,498	105,080
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	76,230,452	$739,894
Shares redeemed and retired	(4,621,164)
Total shares outstanding at June 30, 2017	71,609,288

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt
The following table presents a summary of our mortgage notes payable, net (in thousands):

	June 30, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$15,056	$—	$(159)	$14,897	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(180)	12,920	13,100	—	(197)	12,903
Deerfield	10,276	—	(108)	10,168	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,529	—	(205)	18,324	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(504)	32,466	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(438)	27,962	28,400	—	(462)	27,938
Maxwell Townhomes	13,473	—	(123)	13,350	13,602	—	(137)	13,465
Pinehurst	7,350	—	(140)	7,210	7,350	—	(154)	7,196
Pheasant Run	6,250	14	(3)	6,261	6,250	43	(9)	6,284
Retreat of Shawnee	12,788	46	(12)	12,822	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,873	89	(86)	26,876	27,107	100	(96)	27,111
Pines of York	14,859	(267)	(50)	14,542	14,999	(299)	(56)	14,644
The Estates at Johns Creek	49,103	—	(345)	48,758	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	17,111	—	(113)	16,998	17,298	—	(143)	17,155
Perimeter 5550	13,504	—	(94)	13,410	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,156	—	(239)	22,917	23,367	—	(268)	23,099
Sunset Ridge 1	19,478	224	(178)	19,524	19,699	259	(205)	19,753
Sunset Ridge 2	2,919	30	(23)	2,926	2,948	35	(26)	2,957
Calloway at Las Colinas	34,741	—	(274)	34,467	35,083	—	(306)	34,777
South Lamar Village	12,306	—	(105)	12,201	12,435	—	(131)	12,304
Heritage Pointe	26,188	—	(305)	25,883	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(562)	66,938	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,717	1,814	(311)	28,220	26,907	1,966	(338)	28,535
Stone Ridge	5,168	—	(118)	5,050	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(415)	36,405	36,820	—	(448)	36,372
Tech Center Square	12,255	—	(180)	12,075	12,375	—	(196)	12,179
Williamsburg	53,995	—	(767)	53,228	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(242)	11,133	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(569)	46,431	—	—	—	—
Green Trails Apartment Homes	61,500	—	(732)	60,768	—	—	—	—
	$720,760	$1,950	$(7,580)	$715,130	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.
As of June 30, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.74%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (58% as of June 30, 2017). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
Operating Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and its affiliates. We make payments to our Advisor and its affiliates in connection with the acquisition of real estate investments and for the management of our assets and costs incurred by our Advisor and its affiliates in providing services to us. We describe these payments in more detail in Note 13 of the notes to our consolidated financial statements.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2017 did not exceed the charter imposed limitation.
Distributions
For the six months ended June 30, 2017, we paid aggregate distributions of $21.6 million, including $7.9 million of distributions paid in cash and $13.7 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,325	3,598
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
	$0.30		$13,691	$7,886	$21,577

(Back to Index)

(Back to Index)

Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2017 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Provided By Operating Activities			Operating Activities	Debt Financing	Dispositions
2017	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$3,889	$6,911	$10,800	$3,433	$10,800	$0.15	$3,433 / 32%	$7,367 / 68%	—
Second Quarter	$3,997	$6,780	$10,777	$1,167	$10,777	$0.15	$1,167 / 11%	—	$9,610 / 89%
	$7,886	$13,691	$21,577	$4,600	$21,577

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.30	13,691	7,886	21,577
	$2.54	$105,081	$51,208	$156,289
Our net loss attributable to common stockholders' for the six months ended June 30, 2017 was $12.0 million and net cash provided by operating activities was $4.6 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2017 were $156.3 million and $108.5 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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

(Back to Index)

(Back to Index)

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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

(Back to Index)

(Back to Index)

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net (loss) income attributable to stockholders – GAAP	$(3,162)	$2,402	$(12,028)	$4,601
Net gains on dispositions of properties and joint venture interests (1)	(8,435)	(9,701)	(8,435)	(21,233)
Depreciation expense (2)	11,825	10,917	23,593	22,059
FFO attributable to common stockholders	228	3,618	3,130	5,427
Adjustments for straight-line rents	(36)	14	(113)	—
Amortization of intangible lease assets	931	4	1,741	220
Realized loss on change in fair value of interest rate cap	23	—	23	72
Debt premium amortization	(120)	(122)	(239)	(242)
Acquisition costs	1,775	—	1,775	—
MFFO attributable to common stockholders	2,801	3,514	$6,317	$5,477
Net gains on dispositions of properties and joint venture interests (1)	8,435	9,701	8,435	21,233
AFFO attributable to common stockholders	$11,236	$13,215	$14,752	$26,710

Basic and diluted (loss) income per common share - GAAP	$(0.04)	$0.03	$(0.16)	$0.06
FFO per common share	$—	$0.05	$0.04	$0.08
MFFO per common share	$0.04	$0.05	$0.09	$0.08
AFFO per common share	$0.16	$0.18	$0.20	$0.37

Weighted average shares outstanding (3)	72,007	72,005	72,102	71,862

(1)	Net gains on dispositions of properties and joint venture interests for the six months ended June 30, 2016 excludes $6.2 million attributable to noncontrolling interests.

(2)
Depreciation expense for the three months ended June 30, 2016 excludes $24,000 attributable to noncontrolling interests. Depreciation expense for the six months ended June 30, 2016 excludes $60,000 attributable to noncontrolling interests. There were no noncontrolling interest adjustments for the three and six months ended June 30, 2017.

(3)
Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable because the necessary conditions for conversion have not been satisfied as of both June 30, 2017 and 2016.

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
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

Subsequent Events
On July 5, 2017, we entered into an agreement to sell our interest in Stone Ridge, located in Columbia, South Carolina, for $10.5 million with an expected closing in the third quarter of 2017. We expect to recognize a gain on sale during the three months ended September 30, 2017.
On July 18, 2017, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: July 28, 2017, August 30, 2017, and September 28, 2017. Such distributions were paid or will be paid on July 31, 2017, August 31, 2017, and September 29, 2017, respectively.
On July 21, 2017, we obtained $39.5 million in financing, secured by Meridian Pointe.
On July 31, 2017, we entered into an agreement to purchase Terraces at Lake Mary, a 284-unit multifamily apartment complex located in Lake Mary, Florida, for $44.1 million with an expected closing in the third quarter of 2017.
On May 10, 2017, we entered into an agreement to sell our interest in Deerfield, located in Hermantown, Minnesota, for $23.6 million with an expected closing in the third quarter of 2017. Deerfield was included in assets held for sale-rental properties in the consolidated balance sheets as of June 30, 2017. We expect to recognize a gain on sale during the three months ended September 30, 2017.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 15 interest rate caps that were designated as cash flow hedges during 2013, 2014, 2015, 2016, and 2017. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of June 30, 2017 and December 31, 2016, we had $437.2 million and $340.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2017 and the year ended December 31, 2016, our annual interest expense would have increased by approximately $3.9 million and $2.5 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2017 and December 31, 2016, we had $283.6 million and $286.2 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2017 and December 31, 2016, our fixed rate outstanding borrowings had an estimated aggregate fair value of $285.7 million and $293.5 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2017 and December 31, 2016, the fair value of these fixed rate outstanding borrowings would have decreased by $9.1 million and $10.3 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended June 30, 2017, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2017	—	$—	—	(3)
May 2017	—	$—	—	(3)
June 2017	956,613	$10.94	956,613	(3)
	956,613

(1)
All redemptions of equity securities in the three months ended June 30, 2017 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended June 30, 2017.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 11, 2017	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)