Form 10-Q
period 2017-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2017-11-13
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 8, 2017, there were 71,748,329 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental properties, net	$966,576	$902,454
Other investments	778	769
Identified intangible assets, net	1,937	1,855
Total investments	969,291	905,078

Cash	151,384	114,842
Restricted cash	12,249	10,277
Due from related parties	280	1,375
Tenant receivables, net	303	89
Deposits	231	262
Prepaid expenses and other assets	2,312	2,351
Goodwill	670	711
Total assets	$1,136,720	$1,034,985

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$769,306	$622,152
Accounts payable	905	1,125
Accrued expenses and other liabilities	7,360	6,738
Accrued real estate taxes	9,935	7,262
Due to related parties	873	2,055
Tenant prepayments	1,139	1,069
Security deposits	2,592	2,565
Total liabilities	$792,110	$642,966

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 76,845,782 and 74,975,022 shares issued, respectively; and 71,543,818 and 72,006,589 shares outstanding, respectively)	715	720
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized, issued and outstanding)	1	1
Additional paid-in capital	638,419	642,523
Accumulated other comprehensive loss	(572)	(345)
Accumulated deficit	(294,457)	(252,306)
Total stockholders’ equity	344,106	390,593
Noncontrolling interests	504	1,426
Total equity	$344,610	$392,019
Total liabilities and equity	$1,136,720	$1,034,985

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$32,259	$28,524	$93,403	$89,272
Interest and dividend income	74	51	165	580
Total revenues	32,333	28,575	93,568	89,852

Expenses:
Rental operating - expenses	7,162	6,297	20,009	21,124
Rental operating - payroll	3,306	3,578	10,385	11,166
Rental operating - real estate taxes	3,794	2,832	11,096	9,859
Subtotal - Rental operating expenses	14,262	12,707	41,490	42,149
Acquisition costs	1,290	—	3,065	—
Management fees	4,323	3,811	12,530	11,898
General and administrative	2,874	2,758	8,546	9,286
Loss on disposal of assets	537	334	729	620
Depreciation and amortization expense	13,193	10,828	38,527	33,167
Total expenses	36,479	30,438	104,887	97,120
Loss before other income (expense)	(4,146)	(1,863)	(11,319)	(7,268)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	14,300	17,601	22,735	45,057
Interest expense	(7,963)	(6,154)	(21,351)	(17,509)
Insurance proceeds in excess of cost basis	—	53	98	264
Total other income	6,337	11,500	1,482	27,812

Net income (loss)	2,191	9,637	(9,837)	20,544
Net income attributable to noncontrolling interests	—	—	—	(6,306)
Net income (loss) attributable to common stockholders	$2,191	$9,637	$(9,837)	$14,238

Net income (loss)	$2,191	$9,637	$(9,837)	$20,544
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on designated derivatives	42	45	117	130
Designated derivatives, fair value adjustments	(55)	(32)	(344)	(68)
Total other comprehensive (loss) income	(13)	13	(227)	62
Comprehensive income (loss)	2,178	9,650	(10,064)	20,606
Comprehensive income attributable to noncontrolling interests	—	—	—	(6,306)
Total comprehensive income (loss) attributable to stockholders	$2,178	$9,650	$(10,064)	$14,300

Weighted average common shares outstanding	71,703	71,621	71,967	71,781
Basic and diluted income (loss) per common share:
Net income (loss) per common share	$0.03	$0.14	$(0.13)	$0.20

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	72,007	$720	50	$1	$642,523	$(345)	$(252,306)	$390,593	$1,426	$392,019
Common stock issued through distribution reinvestment plan	1,871	18	—	—	20,403	—	—	20,421	—	20,421
Distributions declared	—	—	—	—	—	—	(32,314)	(32,314)	—	(32,314)
Common stock redemptions	(2,334)	(23)	—	—	(25,429)	—	—	(25,452)	—	(25,452)
Deconsolidation of noncontrolling interest	—	—	—	—	922	—	—	922	(922)	—
Other comprehensive loss	—	—	—	—	—	(227)	—	(227)	—	(227)
Net loss	—	—	—	—	—	—	(9,837)	(9,837)	—	(9,837)
Balance at September 30, 2017	71,544	$715	50	$1	$638,419	$(572)	$(294,457)	$344,106	$504	$344,610

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(9,837)	$20,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	729	620
Casualty losses	89	324
Loss on extinguishment of debt	—	854
Net gains on dispositions of properties and joint venture interests	(22,735)	(45,057)
Depreciation and amortization	38,527	33,167
Amortization of deferred financing costs	1,595	1,758
Amortization of debt premium (discount)	(359)	(364)
Realized loss on change in fair value of interest rate cap	117	105
Accretion of discount and direct loan fees and costs	(30)	(33)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(723)	(1,860)
Tenant receivables, net	(214)	(55)
Deposits	31	(52)
Prepaid expenses and other assets	793	(954)
Due to/from related parties, net	(68)	(408)
Accounts payable and accrued expenses	1,887	(369)
Tenant prepayments	77	(153)
Security deposits	(42)	156
Net cash provided by operating activities	9,837	8,223
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	31,926	80,173
Property acquisitions	(30,291)	—
Insurance proceeds received for casualty losses	—	1,916
Acquisition of preferred equity interest	—	(408)
Resolution of preferred equity interest	—	4,300
Capital expenditures	(16,632)	(20,213)
Restricted cash	(81)	655
Principal payments received on loans held for investment	21	17
Net cash (used in) provided by investing activities	(15,057)	66,440

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2017	2016
Cash flows from financing activities:
Redemptions of common stock	(25,452)	(21,381)
Payment of deferred financing costs	(469)	(1,670)
Borrowings on mortgages	84,497	110,690
Principal repayments on mortgages	(4,921)	(80,403)
Borrowings on credit facility	—	12,500
Repayments on credit facility	—	(34,394)
Distributions paid on common stock	(11,893)	(10,762)
Purchase of interest rate caps	—	(75)
Distributions to noncontrolling interests	—	(9,120)
Net cash provided by (used in) financing activities	41,762	(34,615)
Net increase in cash	36,542	40,048
Cash at beginning of period	114,842	78,442
Cash at end of period	$151,384	$118,490

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
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
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC, ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by the Advisor.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2016 and 2015, the Company issued approximately 5.5 million additional shares for $57.5 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2017, the Company issued approximately 1.9 million additional shares for $20.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
WPL Holdings, LLC	N/A (a)	N/A	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
		9,224

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

The company's consolidated financial statements also include the accounts of this non-wholly owned subsidiary:

Subsidiary	Ownership %	Apartment Complex	Number of Units	Property Location
DT Stone Ridge, LLC	83.4%	Stone Ridge	188	Columbia, SC

The property held by DT Stone Ridge, LLC was sold during the three months ended September 30, 2017.  Distributions to the Company’s partners in the venture will occur in the fourth quarter of 2017.  Thereafter, the Company will no longer have noncontrolling interests.

Until June 16, 2016, the Company had a preferred equity investment that was repaid in full on that date. The Company's preferred equity investment was a Variable Interest Entity (VIE) for which the Company had determined it was not the primary beneficiary; therefore, the Company did not consolidate the entity. The Company was not considered the primary beneficiary of the preferred equity investee because it did not possess the unilateral power to direct the key activities of the investee that were considered most significant.  The Company has no further continuing involvement with the investee. Additional information with respect to the preferred equity investment is disclosed in Note 6.
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2017 and December 31, 2016, the Company had no rental properties included in assets held for sale.
Rental Properties
The Company records acquired rental properties at fair value on their respective acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of September 30, 2017, the payments due under these obligations totaled $236,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges recorded on long-lived assets during the three and nine months ended September 30, 2017 and 2016.
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
SEPTEMBER 30, 2017
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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and nine months ended September 30, 2017.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years in deferred rents.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $63.2 million and $35,831 for the 12 month periods ending September 30, 2018 and 2019, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $380,000, $321,000, $273,000, $193,000, and $137,000 for the 12 month periods ending September 30, 2018, 2019, 2020, 2021, and 2022, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period in which they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $3.3 million and $2.9 million, respectively, for the three months ended September 30, 2017 and 2016. Total other income included within rental income was $9.4 million and $9.0 million, respectively, for the nine months ended September 30, 2017 and 2016.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of September 30, 2017 and December 31, 2016, there were allowances for uncollectible receivables of $12,081 and $5,200, respectively.
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
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes.  As of September 30, 2017 and December 31, 2016, the Company had no TRSs.
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
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 50,000 shares of convertible stock (see Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2017 (were such date to represent the end of the contingency period).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

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
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
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
SEPTEMBER 30, 2017
(unaudited)

be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance and assessing the impact of this guidance on its consolidated financial statements.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$20,421	$21,480
Deferred financing costs and escrow deposits funded directly by mortgage notes	1,917	933
Accruals for construction in progress	922	2,833

Non-cash activity related to dispositions:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	—	35,152
Mortgage notes payable settled with proceeds from disposition of rental property	26,976	55,720

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	93,750	—

Cash paid during the period for:
Interest	$19,328	$15,454
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes	$8,771	$6,853
Insurance	1,400	1,854
Capital improvements	2,078	1,570
Total	$12,249	$10,277
In addition, the Company had unrestricted cash earmarked for capital expenditures of $24.5 million and $33.9 million as of September 30, 2017 and December 31, 2016, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2017	December 31, 2016
Land	$190,606	$176,418
Building and improvements	869,277	795,665
Furniture, fixtures and equipment	36,154	32,198
Construction in progress	5,751	5,983
	1,101,788	1,010,264
Less: accumulated depreciation	(135,212)	(107,810)
	$966,576	$902,454
Depreciation expense for the three and nine months ended September 30, 2017 was $12.3 million and $35.9 million, respectively, and for the three and nine months ended September 30, 2016 was $10.8 million and $32.9 million, respectively.
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
Loan held for investment, net:
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both September 30, 2017 and December 31, 2016, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Unpaid principal balance	$939	$960
Unamortized discount and acquisition costs	(161)	(191)
Net book value	$778	$769

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 7 - ACQUISITIONS
As of September 30, 2017, the Company owned interests in 29 properties. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations for acquisitions in 2016 and prior had been finalized as of December 31, 2016. The initial purchase price allocations for both Green Trails Apartment Homes and Terraces at Lake Mary have not been finalized as of September 30, 2017.
The following table presents the Company's wholly-owned acquisitions during the nine months ended September 30, 2017 and the respective fair values assigned (dollars in thousands):

				Fair Value Assigned
Multifamily Community	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixture and Equipment	Intangible Assets	Other Assets	Liabilities
Terraces at Lake Mary	Lake Mary, FL	8/31/2017	$44,100	$5,402	$37,297	$433	$968	$—	$(423)
Green Trails Apartment Homes	Lisle, IL	5/31/2017	$78,000	$14,727	$61,283	$1,117	$1,695	$14	$(898)

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

The following table presents the total revenues, net losses, and acquisition costs of the Company's acquisitions during the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Multifamily Community	Total Revenues	Net Loss	Acquisition Costs	Total Revenues	Net Loss	Acquisition Costs
Green Trails Apartment Homes	$1,807	$(678)	$—	$2,408	$(1,067)	$(1,775)
Terraces at Lake Mary	$347	$(958)	$(1,290)	$347	$(958)	$(1,290)
	$2,154	$(1,636)	$(1,290)	$2,755	$(2,025)	$(3,065)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of the Company's disposition and deconsolidation activity during the three and nine months ended September 30, 2017 and 2016 (in thousands):

				Net Gains on Dispositions of Properties and Joint Venture Interests
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended September 30, 2017	Nine months ended September 30, 2017
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$—	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	—	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265	3,265
				$14,300	$22,735

2016 Dispositions:				Three months ended September 30, 2016	Nine months ended September 30, 2016
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$—	$9,897
Champion Farms (2)	Louisville, Kentucky	January 29, 2016	7,590	—	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	—	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	—	5,605
Fieldstone (3)	Woodland, Ohio	June 30, 2016	7,514	—	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601	17,601
				$17,601	$45,057

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2017	Nine months ended September 30, 2017
2017 Dispositions:
Chisholm Place	$—	$825	$(4)	$6,659
Mosaic	(2)	473	(26)	1,441
Deerfield	326	1,653	10,827	11,042
Stone Ridge	435	1,286	3,196	3,099
	$759	$4,237	$13,993	$22,241

2016 Dispositions:	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2016	Nine months ended September 30, 2016
Conifer Place (1)	$—	$365	$—	$9,942
Champion Farms (2)	—	220	—	1,125
The Ivy at Clear Creek	—	386	2	6,629
Affinity at Winter Park	2	1,010	(1)	5,747
Fieldstone (3)	—	1,548	—	4,325
The Nesbit Palisades	167	2,615	17,273	17,742
	$169	$6,144	$17,274	$45,510

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

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

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $1.9 million as of September 30, 2017 and December 31, 2016, net of accumulated amortization of $25.6 million and $24.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was six months and seven months as of September 30, 2017 and December 31, 2016, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes is $16,000 annually through 2025. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2017 was $842,000 and $2.6 million, respectively. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2016 was $4,000 and $224,000, respectively.
The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending September 30, and thereafter (in thousands):

2018	$1,819
2019	16
2020	16
2021	16
2022	16
Thereafter	54
$1,937
As of September 30, 2017 and December 31, 2016, the Company had $670,000 and $711,000, respectively, of goodwill included on the consolidated balance sheets.

The following table presents a rollforward of the Company's activity in goodwill for the nine months ended September 30, 2017 (in thousands):

Balance, January 1, 2017	$711
Sale of Stone Ridge	(41)
Balance, September 30, 2017	$670

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,977	$—	$(149)	$14,828	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(172)	12,928	13,100	—	(197)	12,903
Deerfield	—	—	—	—	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,449	—	(196)	18,253	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(490)	32,480	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(426)	27,974	28,400	—	(462)	27,938
Maxwell Townhomes	13,408	—	(116)	13,292	13,602	—	(137)	13,465
Pinehurst	7,350	—	(134)	7,216	7,350	—	(154)	7,196
Pheasant Run	6,250	—	—	6,250	6,250	43	(9)	6,284
Retreat of Shawnee	12,736	26	(7)	12,755	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,759	83	(80)	26,762	27,107	100	(96)	27,111
Pines of York	14,789	(251)	(47)	14,491	14,999	(299)	(56)	14,644
The Estates at Johns Creek	48,854	—	(316)	48,538	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	17,018	—	(99)	16,919	17,298	—	(143)	17,155
Perimeter 5550	13,431	—	(82)	13,349	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,051	—	(225)	22,826	23,367	—	(268)	23,099
Sunset Ridge 1	19,368	207	(164)	19,411	19,699	259	(205)	19,753
Sunset Ridge 2	2,905	28	(21)	2,912	2,948	35	(26)	2,957
Calloway at Las Colinas	34,571	—	(257)	34,314	35,083	—	(306)	34,777
South Lamar Village	12,242	—	(92)	12,150	12,435	—	(131)	12,304
Heritage Pointe	26,050	—	(295)	25,755	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(511)	66,989	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,624	1,737	(298)	28,063	26,907	1,966	(338)	28,535
Stone Ridge	—	—	—	—	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(403)	36,417	36,820	—	(448)	36,372
Tech Center Square	12,199	—	(172)	12,027	12,375	—	(196)	12,179
Williamsburg	53,995	—	(736)	53,259	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(232)	11,143	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(546)	46,454	—	—	—	—
Green Trails Apartment Homes	61,500	—	(695)	60,805	—	—	—	—
Meridian Pointe	39,500	—	(611)	38,889	—	—	—	—
Terraces at Lake Mary	32,250	—	(393)	31,857	—	—	—	—
	$775,441	$1,830	$(7,965)	$769,306	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	3.52%	(1)(5)	$71	$17
Cannery Lofts	11/1/2023	3.77%	(1)(3)	42	26
Trailpoint at the Woodlands	11/1/2023	3.64%	(1)(4)	83	47
Verona Apartment Homes	10/1/2026	3.59%	(1)(3)	100	40
Skyview Apartment Homes	10/1/2026	3.59%	(1)(3)	86	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	3.65%	(1)(3)	32	15
Pheasant Run	10/1/2018	3.73%	(2)(3)(7)	19	12
Retreat of Shawnee	2/1/2018	5.58%	(2)(5)	78	29
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	102
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	3.11%	(1)(4)	114	43
The Bryant at Yorba Linda	6/1/2020	2.98%	(1)(3)	186	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	3.35%	(1)(3)	104	69
Tech Center Square	6/1/2023	3.81%	(1)(5)	58	24
Williamsburg	1/1/2024	3.61%	(1)(3)	165	167
Retreat at Rocky Ridge	1/1/2024	3.69%	(1)(3)	36	23
Providence in the Park	2/1/2024	3.53%	(1)(3)(6)	141	138
Green Trails Apartment Homes	6/1/2024	3.22%	(1)(3)(6)	168	79
Meridian Pointe	8/1/2024	3.13%	(1)(3)(6)	104	56
Terraces at Lake Mary	9/1/2024	3.14%	(1)(3)(6)	86	46

(1)	Variable rate based on one-month LIBOR of 1.2322% (as of September 30, 2017) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	New debt placed during the nine months ended September 30, 2017.

(7)	Automatic extension to October 1, 2018 occurred on October 1, 2017 at which time the fixed interest rate converted to a variable rate.
Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2017 and 2016, interest expense was reduced by $120,000 and $122,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2017 and 2016, interest expense was reduced by $359,000 and $364,000, respectively, for the amortization of the premium or discount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending September 30, and thereafter (in thousands):

2018	$7,207
2019	69,608
2020	124,078
2021	57,223
2022	101,546
Thereafter	415,779
$775,441

The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. These exceptions are referred to as “carveouts.” The Company has guaranteed the carveouts under mortgage notes by executing a guarantee with respect to the properties.    In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company had also guaranteed the completion and payment of costs of completion of no less than $7.0 million for renovations to The Estates at Johns Creek by July 1, 2018. These renovations were completed as of September 30, 2017, and the guaranty was released.
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan as of September 30, 2017. The loan also includes an additional debt service coverage covenant that is only required to be met as of December 31, 2017 and for periods thereafter.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2017 and September 30, 2016, $633,000 and $622,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2017 and September 30, 2016, $1.5 million and $1.6 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of September 30, 2017 and December 31, 2016 was $3.6 million and $2.6 million, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter (in thousands):

2018	$1,638
2019	1,572
2020	1,338
2021	1,050
2022	851
Thereafter	1,516
$7,965

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 11 - CREDIT FACILITY
       The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017 and was closed; all collateral subject to the revolving credit line was released. During the nine months ended September 30, 2017, the Company paid an unused line of credit fee to Bank of America of $250,000, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss).
Deferred financing costs incurred to obtain financing were amortized over the term of the related debt. During the three months ended September 30, 2017 and 2016, $0 and $48,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2017 and 2016, $68,000 and $268,000, respectively, of amortization of deferred financing costs was included in interest expense. Deferred financing costs were fully amortized on the date of maturity. Accumulated amortization as of September 30, 2017 and December 31, 2016 was $925,000 and $857,000, respectively.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the nine months ended September 30, 2017 (in thousands):

Balance, January 1, 2017	$(345)
Reclassification adjustment for realized loss on designated derivatives	117
Designated derivatives, fair value adjustments	(344)
Balance, September 30, 2017	$(572)
NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the nine months ended September 30, 2017, the Company paid and $1.0 million into the insurance pool.

General liability loss pool. The Company's properties participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated, and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a 25,000 deductible per incident.
Internal audit. RAI performs internal audit services for the Company.
Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2017. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	September 30, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$280	$1,375

Due to related parties:
Advisor:
Operating expense reimbursements	$49	$1,285

Resource Real Estate Opportunity Manager, LLC:
Property management fees	482	456
Other operating expense reimbursements	342	314
	$873	$2,055
The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$953	$—	$2,565	$8
Asset management fees (2)	2,893	2,543	8,370	7,924
Disposition fees (3)	144	273	361	686
Debt financing fees (4)	358	166	901	166
Overhead allocation (5)	1,091	1,033	3,399	3,475
Internal audit (5)	21	43	47	43

Resource Real Estate Opportunity Manager LLC:
Property management fees (2)	$1,429	$1,267	$4,158	$3,872
Construction management fees (6)	188	246	712	738
Information technology fees (5)	—	101	—	317
Operating expense reimbursements (7)	—	56	—	186
Debt servicing fees (2)	1	—	2	14

Other:
Ledgewood (5)	$—	$44	$—	$74
The Planning & Zoning Resource Company (1)	2	—	3	—
Graphic Images (5)	—	23	9	83

(1)	Included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss).

(2)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)	Included in Net gains on dispositions of properties and joint venture interests on the consolidated statements of operations and comprehensive income (loss).

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)
Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss). Amount excludes the allocated payroll expenses described in Note 17- Operating Expenses.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

NOTE 14 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2017, the Company had issued 76,845,782 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	10,948,828	111,811
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	76,845,782	$746,625
Shares redeemed and retired	(5,301,964)
Total shares outstanding as of September 30, 2017	71,543,818

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of September 30, 2017 and December 31, 2016, the Company had 50,000 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 937 shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
SEPTEMBER 30, 2017
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
Redemption of Securities
During the nine months ended September 30, 2017, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2017	—	—
February 2017	—	—
March 2017	696	$10.83
April 2017	—	—
May 2017	—	—
June 2017	957	$10.94
July 2017	—	—
August 2017	—	—
September 2017	681	$10.94
2,334
All redemptions requests tendered were honored during the three and nine months ended September 30, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

Distributions
For the nine months ended September 30, 2017, the Company paid aggregate distributions of $32.3 million, including $11.9 million of distributions paid in cash and $20.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,324	3,597
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
July 28, 2017	0.05	July 31, 2017	2,247	1,333	3,580
August 30, 2017	0.05	August 31, 2017	2,250	1,340	3,590
September 28, 2017	0.05	September 29, 2017	2,233	1,335	3,568
	$0.45		$20,421	$11,893	$32,314
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
SEPTEMBER 30, 2017
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Interest rate caps	$—	$66	$—	$66
	$—	$66	$—	$66

December 31, 2016
Assets:
Interest rate caps	$—	$242	$—	$242
	$—	$242	$—	$242
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$778	$1,038	$769	$1,104
Mortgage notes payable- outstanding borrowings	$(775,441)	$(752,228)	$(627,088)	$(620,578)
The fair value of the loan held for investment, net was estimated using rates available to the Company for debt with similar terms and remaining maturities. (Level 3)
The carrying amount of the mortgage notes payable presented is the outstanding borrowings excluding premium or discount and deferred finance costs, net. The fair value of the mortgage notes payable was estimated using a discounted cash flows model and rates available to the Company for both fixed rate and variable rate debt with similar terms and remaining maturities. (Level 3)
NOTE 16 - DERIVATIVES AND HEDGING ACTIVITIES
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 17 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2017
(unaudited)

transaction affects earnings. During the three and nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company had losses of $42,000 and $117,000, respectively. During the three and nine months ended September 30, 2016, the Company had losses of $45,000 and $130,000, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $189,535 will be reclassified as an increase to interest expense.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2017 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	17	$450,725	January 1, 2018 to October 1, 2020
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$66	Prepaid expenses and other assets	$242	—	$—	—	$—
NOTE 17 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2017 were in compliance with the charter imposed limitation.

Allocated payroll expense associated with a portion of the compensation paid by the Advisor or its affiliates to the Company's executive officers was included in general and administrative in the consolidated statements of operations and comprehensive (loss) income and was reimbursed to the Advisor during the three and nine months ended September 30, 2017 and September 30, 2016. This expense is included in "overhead allocation" in Note 13.

Allocated payroll expense from the Manager is included in rental operating expenses in the consolidated statements of operations and comprehensive (loss) income. Allocated payroll for the three months ended September 30, 2017 and September 30, 2016 was $225,405 and $533,288, respectively. Allocated payroll for the nine months ended September 30, 2017 and September 30, 2016 was $730,658 and $1.65 million, respectively.
NOTE 18 - SUBSEQUENT EVENTS
On October 6, 2017, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: October 30, 2017, November 29, 2017, and December 28, 2017. Such distributions were paid or will be paid on October 31, 2017, November 30, 2017, and December 29, 2017, respectively.
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
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), our property manager. C-III also controls all of the shares of common stock held by the Advisor.
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have or can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At September 30, 2017, we held approximately 28% of our total assets in category (i) and 72% of our total assets in category (ii).
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
Results of Operations
 As of September 30, 2017, we owned interests in a total of 29 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 51 multifamily properties, representing 14,782 units. As of September 30, 2017, we had sold our interests in 22 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Revenues:
Rental income	$32,259	$28,524
Interest and dividend income	74	51
Total revenues	32,333	28,575

Expenses:
Rental operating - expenses	7,162	6,297
Rental operating - payroll	3,306	3,578
Rental operating - real estate taxes	3,794	2,832
Subtotal - Rental operating expenses	14,262	12,707
Acquisition costs	1,290	—
Management fees	4,323	3,811
General and administrative	2,874	2,758
Loss on disposal of assets	537	334
Depreciation and amortization expense	13,193	10,828
Total expenses	36,479	30,438
Loss before other income	(4,146)	(1,863)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	14,300	17,601
Interest expense	(7,963)	(6,154)
Insurance proceeds in excess of cost basis	—	53
Total other income	6,337	11,500

Net income attributable to common stockholders	$2,191	$9,637

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended				For the three months ended
	September 30, 2017				September 30, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$27,639	$4,620	$—	$32,259	$26,389	$2,135	$—	$28,524
Interest and dividend income	33	2	39	74	37	—	14	51
Total revenues	27,672	4,622	39	32,333	26,426	2,135	14	28,575

Expenses:
Rental operating - expenses	6,250	908	4	7,162	5,550	738	9	6,297
Rental operating - payroll	2,853	453	—	3,306	3,235	343	—	3,578
Rental operating- real estate taxes	3,060	734	—	3,794	2,699	133	—	2,832
Subtotal - Rental operating expenses	12,163	2,095	4	14,262	11,484	1,214	9	12,707
Acquisition costs	—	1,290		1,290	—	—	—	—
Management fees	1,219	210	2,894	4,323	1,181	86	2,544	3,811
General and administrative	943	205	1,726	2,874	989	136	1,633	2,758
Loss on disposal of assets	100	437	—	537	324	10	—	334
Depreciation and amortization expense	11,001	2,192	—	13,193	10,223	605	—	10,828
Total expenses	25,426	6,429	4,624	36,479	24,201	2,051	4,186	30,438
Income (loss) before other (expense) income	2,246	(1,807)	(4,585)	(4,146)	2,225	84	(4,172)	(1,863)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	14,300	—	14,300	—	17,601	—	17,601
Interest expense	(6,298)	(1,665)	—	(7,963)	(5,475)	(627)	(52)	(6,154)
Insurance proceeds in excess of cost basis	—	—	—	—	—	53	—	53
Total other (expense) income	(6,298)	12,635	—	6,337	(5,475)	17,027	(52)	11,500

Net (loss) income attributable to common stockholders	$(4,052)	$10,828	$(4,585)	$2,191	$(3,250)	$17,111	$(4,224)	$9,637

(Back to Index)

Revenues: The $1.3 million increase in rental income for the 26 properties we owned during both the three months ended September 30, 2017 and September 30, 2016 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$194	$123
Heritage Pointe	158	95
Point Bonita Apartment Homes	139	169
Williamsburg	170	110
Meridian Pointe	140	120
Perimeter Circle	53	60
Verona Apartments	54	51
Perimeter 5550	69	168
South Lamar Village	73	58
The Westside Apartments	57	66
All other, net	143
	$1,250
Expenses: Our total rental operating expenses for the 26 properties we owned during both three month periods presented increased by $679,000 during the three months ended September 30, 2017 primarily due to insurance reimbursements recorded in the third quarter of 2016 related to several large incidents.
Total acquisition costs increased by $1.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to the purchase of one property during the three months ended September 30, 2017, while no properties were purchased during the three months ended September 30, 2016.
Total general and administrative expenses increased by $116,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily due to an increase in payroll and franchise tax expenses in 2017.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases in the components of depreciation and amortization during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$778	$748	$1,526
Amortization of intangibles	—	839	839
	$778	$1,587	$2,365

The overall increase in depreciation was due to the $25.6 million in acquisitions and capital improvements since September 30, 2016 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended September 30, 2017 on Providence in the Park, which was purchased during the three months ended December 31, 2016, as well as Green Trails Apartment Homes and The Terraces at Lake Mary, which were purchased during the three months ended June 30, 2017 and the three months ended September 30, 2017, respectively.

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $3.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Deerfield	Hermantown, Minnesota	August 16, 2017	$23,600	$11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
				$14,300

2016 Dispositions:
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	$45,500	$17,601
				$17,601
Interest expense increased by $1.8 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, which is due to: 1) a $71.8 million increase in debt due to refinancing or new loans subsequent to September 30, 2016, and 2) $384,000 of loan-related expenses in connection with the sales of Deerfield and Stone Ridge. These increases were offset by a decrease in interest expense of $457,000 due to the sale of other properties in 2016 and 2017.

(Back to Index)

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016:
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Revenues:
Rental income	$93,403	$89,272
Interest and dividend income	165	580
Total revenues	93,568	89,852

Expenses:
Rental operating - expenses	20,009	21,124
Rental operating- payroll	10,385	11,166
Rental operating- real estate taxes	11,096	9,859
Subtotal - Rental operating expenses	41,490	42,149
Acquisition costs	3,065	—
Management fees	12,530	11,898
General and administrative	8,546	9,286
Loss on disposal of assets	729	620
Depreciation and amortization expense	38,527	33,167
Total expenses	104,887	97,120
Loss before other income	(11,319)	(7,268)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	22,735	45,057
Interest expense	(21,351)	(17,509)
Insurance proceeds in excess of cost basis	98	264
Total other income	1,482	27,812

Net (loss) income	(9,837)	20,544
Net income attributable to noncontrolling interests	—	(6,306)
Net (loss) income attributable to stockholders	$(9,837)	$14,238

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the nine months ended				For the nine months ended
	September 30, 2017				September 30, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$81,257	$12,146	$—	$93,403	$77,339	$11,933	$—	$89,272
Interest and dividend income	102	8	55	165	114	450	16	580
Total revenues	81,359	12,154	55	93,568	77,453	12,383	16	89,852

Expenses:
Rental operating - expenses	17,382	2,620	7	20,009	17,905	3,202	17	21,124
Rental operating - payroll	9,010	1,375	—	10,385	9,504	1,662	—	11,166
Rental operating- real estate taxes	9,196	1,900	—	11,096	8,851	1,008	—	9,859
Subtotal- Rental operating expenses	35,588	5,895	7	41,490	36,260	5,872	17	42,149
Acquisition costs	—	3,065	—	3,065	—	—	—	—
Management fees	3,603	556	8,371	12,530	3,445	515	7,938	11,898
General and administrative	2,700	612	5,234	8,546	3,092	658	5,536	9,286
Loss on disposal of assets	280	449	—	729	552	68	—	620
Depreciation and amortization expense	32,455	6,072	—	38,527	30,170	2,997	—	33,167
Total expenses	74,626	16,649	13,612	104,887	73,519	10,110	13,491	97,120
Income (loss) before other (expense) income	6,733	(4,495)	(13,557)	(11,319)	3,934	2,273	(13,475)	(7,268)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	22,735	—	22,735	—	45,057	—	45,057
Interest expense	(17,693)	(3,339)	(319)	(21,351)	(14,962)	(2,125)	(422)	(17,509)
Insurance proceeds in excess of cost basis	72	26	—	98	167	97	—	264
Total other (expense) income	(17,621)	19,422	(319)	1,482	(14,795)	43,029	(422)	27,812

Net (loss) income	(10,888)	14,927	(13,876)	(9,837)	(10,861)	45,302	(13,897)	20,544
Net income attributable to noncontrolling interests	—	—	—	—	—	(6,306)	—	(6,306)
Net (loss) income attributable to stockholders	$(10,888)	$14,927	$(13,876)	$(9,837)	$(10,861)	$38,996	$(13,897)	$14,238

(Back to Index)

Revenues: The $3.9 million increase in rental income for the 26 properties we owned during both the nine months ended September 30, 2017 and the nine months ended September 30, 2016 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Effective Monthly Revenue Per Unit (in dollars)
Calloway at Las Colinas	$547	111
Heritage Pointe	409	95
Meridian Pointe	367	110
Williamsburg	358	74
Point Bonita Apartment Homes	312	164
South Lamar Village	239	105
Perimeter Circle	232	142
Perimeter 5550	208	167
The Estates at Johns Creek	177	78
The Westside Apartments	177	75
All other, net	892
	$3,918
Expenses: Our total rental operating expenses for the 26 properties we owned during both nine month periods presented decreased by $672,000 during the nine months ended September 30, 2017, which was driven primarily by a decrease of $498,000 in insurance premiums. The decrease can also be attributed to a decrease in payroll expenses, offset by increased real estate taxes. Total rental operating expenses for the properties purchased/sold during the period increased by $23,000.
Total acquisition costs increased by $3.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the purchase of two properties during the nine months ended September 30, 2017 while no properties were purchased during the nine months ended September 30, 2016.
Total management fees increased by $632,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to a $433,000 increase in the asset management fees paid to the Advisor related to recent acquisitions.
Total general and administrative expenses decreased by $740,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a decrease in payroll and audit expenses in 2017 as well as a decrease in reimbursed travel expenses.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$2,497	$504	$3,001
Amortization of intangibles	(212)	2,571	2,359
	$2,285	$3,075	$5,360

The overall increase in depreciation for properties owned during both periods is due to the additional $45.8 million in acquisitions and capital improvements made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the nine months ended September 30, 2017 on Providence in the Park, which was purchased during the six months ended December 31, 2016, and Green Trails Apartment Homes and The Terraces at Lake Mary, which were purchased during the three months ended June 30, 2017 and the three months ended September 30, 2017, respectively.

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $22.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
				$22,735

2016 Dispositions:
Conifer Place	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601
				$45,057
The net gain on disposition of properties and joint venture interests on Conifer Place in 2016 includes $6.2 million which is attributable to noncontrolling interests.
Interest expense increased by $3.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, of which $4.5 million relates to a $234.2 million increase in debt due to refinancing or new loans subsequent to September 30, 2016 and $657,000 relates to loan-related expenses due to the sales of Chisholm Place, Deerfield, and Stone Ridge. These increases were offset by a decrease in interest expense of $1.2 million due to the sale of other properties in 2016 and 2017.
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

(Back to Index)

Capital Expenditures
We deployed a total of $16.6 million during the nine months ended September 30, 2017 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
Multifamily Community	September 30, 2017
The Bryant at Yorba Linda	$3,311	$2,192
Point Bonita Apartment Homes	1,773	1,569
Providence in the Park	1,421	3,959
Heritage Pointe	1,221	3,356
Meridian Pointe	1,026	—
Williamsburg	928	280
Calloway at Las Colinas	919	2,053
The Estates At Johns Creek	881	701
South Lamar Village	689	689
Sunset Ridge	520	546
All other properties	3,943	9,125
	$16,632
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
Gross offering proceeds
As of September 30, 2017, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	10,948,828	111,811
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	76,845,782	$746,625
Shares redeemed and retired	(5,301,964)
Total shares outstanding at September 30, 2017	71,543,818

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt
The following table presents a summary of our mortgage notes payable, net (in thousands):

	September 30, 2017				December 31, 2016
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,977	$—	$(149)	$14,828	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(172)	12,928	13,100	—	(197)	12,903
Deerfield	—	—	—	—	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,449	—	(196)	18,253	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(490)	32,480	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(426)	27,974	28,400	—	(462)	27,938
Maxwell Townhomes	13,408	—	(116)	13,292	13,602	—	(137)	13,465
Pinehurst	7,350	—	(134)	7,216	7,350	—	(154)	7,196
Pheasant Run	6,250	—	—	6,250	6,250	43	(9)	6,284
Retreat of Shawnee	12,736	26	(7)	12,755	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,759	83	(80)	26,762	27,107	100	(96)	27,111
Pines of York	14,789	(251)	(47)	14,491	14,999	(299)	(56)	14,644
The Estates at Johns Creek	48,854	—	(316)	48,538	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	17,018	—	(99)	16,919	17,298	—	(143)	17,155
Perimeter 5550	13,431	—	(82)	13,349	13,651	—	(118)	13,533
Aston at Cinco Ranch	23,051	—	(225)	22,826	23,367	—	(268)	23,099
Sunset Ridge 1	19,368	207	(164)	19,411	19,699	259	(205)	19,753
Sunset Ridge 2	2,905	28	(21)	2,912	2,948	35	(26)	2,957
Calloway at Las Colinas	34,571	—	(257)	34,314	35,083	—	(306)	34,777
South Lamar Village	12,242	—	(92)	12,150	12,435	—	(131)	12,304
Heritage Pointe	26,050	—	(295)	25,755	26,280	—	(327)	25,953
The Bryant at Yorba Linda	67,500	—	(511)	66,989	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,624	1,737	(298)	28,063	26,907	1,966	(338)	28,535
Stone Ridge	—	—	—	—	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(403)	36,417	36,820	—	(448)	36,372
Tech Center Square	12,199	—	(172)	12,027	12,375	—	(196)	12,179
Williamsburg	53,995	—	(736)	53,259	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(232)	11,143	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(546)	46,454	—	—	—	—
Green Trails Apartment Homes	61,500	—	(695)	60,805	—	—	—	—
Meridian Pointe	39,500	—	(611)	38,889	—	—	—	—
Terraces at Lake Mary	32,250	—	(393)	31,857	—	—	—	—
	$775,441	$1,830	$(7,965)	$769,306	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.
As of September 30, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.68%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (60% as of September 30, 2017). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2017 did not exceed the charter imposed limitation.
Distributions
For the nine months ended September 30, 2017, we paid aggregate distributions of $32.3 million, including $11.9 million of distributions paid in cash and $20.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,324	3,597
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
July 28, 2017	0.05	July 31, 2017	2,247	1,333	3,580
August 30, 2017	0.05	August 31, 2017	2,250	1,340	3,590
September 28, 2017	0.05	September 29, 2017	2,233	1,335	3,568
	$0.45		$20,421	$11,893	$32,314

(Back to Index)

(Back to Index)

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2017 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Provided By Operating Activities			Operating Activities	Debt Financing	Dispositions
2017	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$3,889	$6,911	$10,800	$3,433	$10,800	$0.15	$3,433 / 32%	$7,367 / 68%	—
Second Quarter	3,997	6,780	10,777	1,167	10,777	$0.15	$1,167 / 11%	—	$9,610 / 89%
Third Quarter	4,007	6,730	10,737	5,237	10,737	$0.15	$5,237 / 49%	—	$5,500 / 51%
	$11,893	$20,421	$32,314	$9,837	$32,314

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.45	20,421	11,893	32,314
	$2.69	$111,811	$55,215	$167,026
Our net loss attributable to common stockholders' for the nine months ended September 30, 2017 was ($9.8 million) and net cash provided by operating activities was $9.8 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2017 were $167.0 million and $106.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to stockholders – GAAP	$2,191	$9,637	$(9,837)	$14,238
Net gains on dispositions of properties and joint venture interests (1)	(14,300)	(17,601)	(22,735)	(38,834)
Depreciation expense (2)	12,351	10,824	35,944	32,883
FFO attributable to common stockholders	242	2,860	3,372	8,287
Adjustments for straight-line rents	(23)	57	(136)	57
Amortization of intangible lease assets	842	4	2,583	224
Realized loss on change in fair value of interest rate cap	5	33	28	105
Loss on extinguishment of debt	—	714	—	854
Debt premium amortization	(120)	(122)	(359)	(364)
Acquisition costs	1,290	—	3,065	—
MFFO attributable to common stockholders	2,236	3,546	$8,553	$9,163
Net gains on dispositions of properties and joint venture interests (1)	14,300	17,601	22,735	38,834
AFFO attributable to common stockholders	$16,536	$21,147	$31,288	$47,997

Basic and diluted (loss) income per common share - GAAP	$0.03	$0.14	$(0.13)	$0.20
FFO per common share	$—	$0.04	$0.05	$0.12
MFFO per common share	$0.03	$0.05	$0.12	$0.13
AFFO per common share	$0.23	$0.30	$0.43	$0.67

Weighted average shares outstanding (3)	71,703	71,621	71,967	71,781

(1)	Net gains on dispositions of properties and joint venture interests for the nine months ended September 30, 2016 excludes $6.2 million attributable to noncontrolling interests.

(2)
Depreciation expense for the nine months ended September 30, 2016 excludes $60,000 attributable to noncontrolling interests. There were no noncontrolling interest adjustments for the three and nine months ended September 30, 2017, or the three months ended September 30, 2016.

(3)
Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable because the necessary conditions for conversion have not been satisfied as of both September 30, 2017 and 2016.

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
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements or obligations.

(Back to Index)

Subsequent Events
On October 6, 2017, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: October 30, 2017, November 29, 2017, and December 28, 2017. Such distributions were paid or will be paid on October 31, 2017, November 30, 2017, and December 29, 2017, respectively.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 17 interest rate caps that were designated as cash flow hedges during the years 2013 through 2017. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of September 30, 2017 and December 31, 2016, we had $503.4 million and $340.9 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2017 and the year ended December 31, 2016, our annual interest expense would have increased by approximately $4.3 million and $2.5 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2017 and December 31, 2016, we had $272.0 million and $286.2 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2017 and December 31, 2016, our fixed rate outstanding borrowings had an estimated aggregate fair value of $272.2 million and $293.5 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2017 and December 31, 2016, the fair value of these fixed rate outstanding borrowings would have decreased by $8.0 million and $10.3 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2017 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended September 30, 2017, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2017	—	$—	—	(3)
August 2017	—	$—	—	(3)
September 2017	680,800	$10.94	680,800	(3)
	680,800

(1)
All redemptions of equity securities in the three months ended September 30, 2017 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended September 30, 2017.

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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
10.1	Renewal Agreement, dated September 15, 2017, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 13, 2017	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)