Form 10-K
period 2017-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2018-03-29
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There is no established market for the Registrant's shares of common stock. On March 28, 2018, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.80. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” There were approximately 71,294,725 shares of common stock held by non-affiliates at June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 21, 2018, there were 71,704,077 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.
Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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
General
Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and its subsidiaries. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010. Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments. As of December 31, 2017, we owned 30 multifamily properties, as described further in “Item 2. Properties” below, and one performing loan. In the future, we may reinvest proceeds from property sales to purchase underperforming real estate that can benefit from renovations and better management.
We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC, our property manager. C-III also controls all of the shares of our common stock held by RAI. To provide its services, the Advisor draws upon RAI, its management team and their collective investment experience.

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
On June 16, 2010, we commenced our initial primary public offering of up to 75,000,000 shares and a public offering of up to an additional 7,500,000 shares pursuant to our distribution reinvestment plan. An affiliate of our Advisor, Resource Securities LLC, or Resource Securities (formerly known as Resource Securities, Inc.), served as the dealer manager. We offered shares of our common stock in our primary offering for $10 per share, with discounts available to certain categories of investors.
The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to our current estimated value per share. During the years ended December 31, 2017, 2016, and 2015, we issued, in total, an additional 7,988,550 shares through our distribution reinvestment plan for gross proceeds of $84.6 million.
Our Business Strategy
Our business strategy has a particular focus on multifamily assets, although we may also purchase interests in other types of commercial property assets consistent with our investment objectives. Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2017, we currently hold approximately 27% of our total assets in category (i) and 73% of our total assets in category (ii). We may make adjustments to our portfolio based on real estate market conditions and investment opportunities. We will not forego a potential investment because it does not precisely fit our expected portfolio composition. We continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize

(Back to Index)

(Back to Index)

our return. We generally expect to reinvest the return of capital from such sales and to distribute gains from such sales to our stockholders in the form of distributions.
We anticipate providing our stockholders with a liquidity event or events by some combination of the following: (i) liquidating all, or substantially all, of our assets and distributing the net proceeds to stockholders, or (ii) listing our shares for trading on a national securities exchange. Our Board of Directors anticipates evaluating a liquidity event no later than six years after the termination of our primary offering (which occurred in December 2013), subject to prevailing market conditions. In making the decision to liquidate or apply for listing of our shares, our directors will determine whether liquidating our assets or listing our shares will result in a greater value for our stockholders. If we do not begin the process of liquidating our assets or listing our shares by December 2019, or otherwise determined a future date for such action, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation unless a majority of our Board of Directors and a majority of our independent directors vote to defer the meeting beyond December 2019.
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
Our Advisor and our Property Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors. Our Advisor has invested approximately $2.5 million in us and as of December 31, 2017, it owned 276,056 shares of our common stock and 30,886 shares of our convertible stock. Under certain circumstances, the convertible shares may be converted into shares of our common stock. As of December 31, 2017, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2017. The outstanding shares vest ratably over three years, and 18,177 of these shares have vested as of December 31, 2017.
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

(Back to Index)

(Back to Index)

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
As of December 31, 2017, our real estate investments in Texas, California and Georgia represented approximately 27%, 17% and 11% of the net book value of our rental properties, respectively. As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, California and Georgia real estate markets. Any

(Back to Index)

(Back to Index)

adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor depends largely upon the fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
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
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals by our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
We believe that our future success depends, in large part, upon our Advisor's and its affiliates ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.
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
Our organizational documents permit us to make distributions from any source. If we fund distributions from borrowings, sales of properties or offering proceeds, we will have less funds available for the acquisition of real estate and real estate-related assets and your overall return may be reduced. Further, to the extent distributions exceed our cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount that we can use to fund distributions from sources other than from cash flows from operations.
During the year ended December 31, 2015, we paid aggregate distributions of $42.2 million, including $13.2 million of distributions paid in cash and $29.0 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2016, we paid aggregate distributions of $43.0 million, including $14.5 million of distributions paid in cash and $28.5 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan. During the year ended December 31, 2017, we paid aggregate cash distributions of $43.0 million including $15.9 million of distributions paid in cash and $27.1 million of distributions reinvested in our shares through our distribution reinvestment plan. Our net loss attributable to common stockholders for the year ended December 31, 2017 was $22.0 million and net cash provided by operating activities was $12.0 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2017 are $177.7 million and $118.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations, proceeds from disposal of real estate, and proceeds from debt financing. During 2017, distributions were funded as follows: 27.9% from operating activities, 17.1% from debt financing and 55.0% from the proceeds of property dispositions. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

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

(Back to Index)

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
As of December 31, 2017, we are currently offering shares pursuant to our distribution reinvestment plan at $10.94 per share. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets (exclusive of certain intangible items, including deferred financing costs) minus total liabilities, divided by the total number of shares of common stock outstanding. It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. Our net tangible book value reflects dilution in value of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, and (iii) stock distributions we have made. As of December 31, 2017, our net tangible book value per share was $4.43.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
As of December 31, 2017, under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the purchase price paid for the shares and (b) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” (as defined in the program), or confinement to a long-term care facility. The current maximum price that may be paid under the program is $10.94 per share, until such time that we announce a change in the net asset value per share. This redemption price is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.94 per share, the actual value of the shares that we repurchase may be less, and the repurchase may be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.
Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors are also officers, directors, managers or key professionals of our Advisor, and other affiliated Resource Real Estate and/or C-III entities. Our Advisor and its affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the management agreement;

(Back to Index)

•
sales of properties and other investments, which may entitle our Advisor to disposition fees and the possible issuance to our Advisor of shares of our common stock through the conversion of our convertible stock;

•
acquisitions of properties and investments in loans, which entitle our Advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from other sponsored programs, might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller;

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
We rely on our sponsor and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other sponsored programs and joint ventures. As such, sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs. Many investment opportunities that are suitable for us may also be suitable for other programs and joint ventures. When these real estate professionals direct an investment opportunity to any sponsored program or joint venture, they, in their sole discretion, will offer the opportunity to the program or joint venture for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or joint venture. For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to purchase real estate or any significant asset related to real estate unless our Advisor has recommended the investment to us. Thus, the real estate professionals of our Advisor could direct attractive investment opportunities to other entities. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to you.
Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to the other joint venture partners at our expense.
If approved by our conflicts committee, we may enter into joint venture agreements with other sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the other Reasource Real Estate or C-III sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and an affiliated co-venturer will not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. The affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and your detriment.
Our Advisor, the real estate professionals assembled by our Advisor, their affiliates and our officers face competing demands relating to their time, and this may cause our operations and your investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers, have interests in other affiliated programs and engage in other business activities. As a result of their interests in other affiliated programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.

(Back to Index)

Our executive officers and our affiliated directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our property manager, which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and our affiliated directors are also executive officers, directors, managers and key professionals of our Advisor, our property manager and other affiliated Resource Real Estate and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
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

We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 4,500 shares of our common stock for 45,000 shares of our convertible stock. As of December 31, 2017, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 932 shares of our convertible stock. A total of 50,000 shares of convertible stock were issued, and 49,995 shares were outstanding at December 31, 2017.

Under limited circumstances, including the listing of our shares on a national securities exchange, these shares may be converted into shares of our common stock satisfying our obligation to pay our Advisor an incentive fee and diluting our stockholders’ interest in us.

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

(Back to Index)

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
As of December 31, 2017, other than redemptions following the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for such shares we repurchase under our proposed redemption program equaled the greater of (a) 100% of the average issue price per share for all of your shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 100% of the estimated value per share. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.
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

(Back to Index)

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
If we internalize, we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor and to our Manager under their respective agreements; however, our direct expenses would increase due to the inclusion of general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor, our Manager or their affiliates. We cannot reasonably estimate the amount of fees to our Advisor, Manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our Manager and their affiliates, our

(Back to Index)

net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities, potentially decreasing the amount of funds available for distribution.
Additionally, if we internalize our management functions, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Also, there can be no assurances that we will be successful in retaining key personnel at our advisor or property manager in the event of an internalization transaction. In addition, we could have difficulty integrating the functions currently performed by our Advisor, our Manager and their affiliates. Currently, the officers and employees of our Advisor, our Manager, and their affiliates perform asset management, property management, and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and/or experiencing deficiencies in our disclosures controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our properties and overseeing other real estate-related assets.
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
Residents of multifamily rental properties that have experienced personal financial problems may delay enforcement of our rights, and we may incur substantial costs attempting to protect our investment.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. In the past, Fannie Mae and Freddie Mac have reported substantial losses and required significant amounts of additional capital. These losses coupled with the credit market’s poor perception of Fannie Mae and Freddie Mac, add to the considerable uncertainty surrounding the capital structure of both Fannie Mae and Freddie Mac. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption that began in 2007, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Despite additional funding for both government-sponsored entities, the U.S. government has stated that it remains committed to reducing their portfolios. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolios and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. If new U.S. government legislation or regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets as well as dispose of our multifamily assets upon our liquidation.
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

(Back to Index)

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
From time-to-time, we may generate taxable income greater than our net income for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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

(Back to Index)

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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for tax years ending before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Complying with REIT requirements may limit our ability to hedge effectively.

(Back to Index)

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

(Back to Index)

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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 37.0% for non-corporate stockholders), provided individuals may be able to deduct 20% of income received as ordinary REIT dividends (as of January 1, 2018), thus reducing the maximum effective federal income tax rate on such dividends, rather than the preferential rate applicable to qualified dividends.
Changes recently made to the U.S. tax laws could have a negative impact on our business.

The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

(Back to Index)

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.  As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.

              The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.
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

(Back to Index)

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
Not applicable.

(Back to Index)

ITEM 2.     PROPERTIES
Real Estate Investments
As of December 31, 2017, we owned interests in 30 multifamily properties. The following is a summary of our real estate properties (dollars in thousands):

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (1)	Purchase Price (2)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	92.5%	$1,598
Cannery Lofts	(7) (8)	Dayton, OH	156	5/13/2011	7,100	1838	1,030	91.0%	1,298
Williamsburg		Cincinnati, OH	976	6/20/2012	41,250	1966	1,099	86.6%	1,014
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	8,500	1986	869	89.9%	899
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	27,200	1981	859	88.6%	1,164
The Westside Apartments		Plano, TX	412	7/25/2013	32,200	1984	862	93.2%	1,223
Tech Center Square		Newport News, VA	208	9/9/2013	18,250	1985	803	87.0%	1,129
Verona Apartment Homes		Littleton, CO	276	9/30/2013	30,600	1985	744	92.0%	1,353
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	24,250	1985	748	92.0%	1,250
Maxwell Townhomes		San Antonio, TX	316	12/16/2013	22,500	1982	1,015	89.9%	1,186
Meridian Pointe		Burnsville, MN	339	12/20/2013	33,149	1988	982	89.1%	1,422
Evergreen at Coursey Place	(9)	Baton Rouge, LA	352	1/28/2014	15,499	2003	999	86.6%	1,207
Pinehurst	(10)	Kansas City, MO	146	1/28/2014	3,588	1983	816	95.2%	861
Pheasant Run	(10)	Lee's Summit, MO	160	1/28/2014	4,277	1985	700	98.2%	859
Retreat at Shawnee	(10)	Shawnee, KS	342	1/28/2014	5,369	1984	674	94.7%	794
Pines of York	(11)	Yorktown, VA	248	1/28/2014	8,087	1974	987	96.8%	1,046
The Estates at Johns Creek		Alpharetta, GA	403	3/28/2014	70,500	1999	1457	91.6%	1,805
Perimeter Circle		Atlanta, GA	194	5/19/2014	29,500	1995	961	91.2%	1,564
Perimeter 5550		Atlanta, GA	165	5/19/2014	22,250	1995	906	93.9%	1,429
Aston at Cinco Ranch		Katy, TX	228	6/26/2014	32,300	2000	1015	94.7%	1,374
Sunset Ridge		San Antonio, TX	324	9/4/2014	35,000	1949	861	91.4%	1,208
Calloway at Las Colinas		Irving, TX	536	9/29/2014	48,500	1984	850	93.7%	1,222
South Lamar Village		Austin, TX	208	2/26/2015	24,000	1981	729	88.5%	1,321
Heritage Pointe		Gilbert, AZ	458	3/19/2015	36,000	1986	697	91.9%	942
The Bryant at Yorba Linda		Yorba Linda, CA	400	6/1/2015	118,000	1986	995	90.3%	1,987
Point Bonita Apartment Homes		Chula Vista, CA	295	6/16/2015	49,050	1979	716	92.5%	1,655
Providence in the Park		Arlington, TX	524	12/22/2016	63,200	1997	893	90.1%	1,243
Green Trails Apartment Homes		Lisle, IL	440	5/31/2017	78,000	1988	828	88.4%	1,474
Terraces at Lake Mary		Lake Mary, FL	284	8/31/2017	44,100	1998	988	95.1%	1,293
Courtney Meadows Apartments		Jacksonville, FL	276	12/20/2017	41,400	2001	1047	88.0%	1,085
			9,500

(1)	The date of acquisition reflects the date we acquired the property, the note or the initial joint venture interest, where applicable.

(2)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.

(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2017 divided by the total number of residential units.

(4)
Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2017, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit only includes base rents for occupied units, including affordable housing payments and subsidies. It includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

(5)	In addition to its apartment units, Vista Apartment Homes contains one commercial space which is occupied, and a number of antennae on the roof of the property that generate additional income.

(6)
Vista Apartment Homes originally served as the collateral for a non-performing promissory note that we purchased on June 17, 2011. The contract purchase price for the note was $12.0 million, excluding closing costs. On August 2, 2011, we were the successful bidder at a sheriff's sale and formally received title to the property.

(7)	In addition to its apartment units, Cannery Lofts contains 13 commercial spaces, 11 of which are occupied, and one parking garage with parking spaces available to rent.

(Back to Index)

(Back to Index)

(8)
Cannery Lofts originally served as the collateral for a non-performing note that we purchased on May 13, 2011. On December 21, 2011, we entered into a settlement agreement with the borrower whereby the borrower agreed to a consensual foreclosure of the Cannery Note. We formally received title to the property on June 6, 2012.

(9)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on March 31, 2014.

(10)	Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on July 1, 2014.

(11)
Joint venture interests in this property were originally purchased as a part of the Paladin acquisition in January 2014. The remaining interests in this joint venture were acquired on November 25, 2014.

The following chart shows the geographic breakdown of our multifamily rental properties as of December 31, 2017 (based on net book value):
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
Stockholder Information
As of March 21, 2018, we had 71,704,077 shares of common stock outstanding held by a total of 15,484 stockholders.
Market Information
There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.
Estimated Value Per Share
    On March 28, 2018, our board of directors approved an estimated value per share of the Company’s common stock of $10.80 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2017. There have been no material changes between December 31, 2017 and the date of this filing that would impact the overall estimated value per share. We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2017. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary. Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 30 multifamily properties and one debt investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2017. The valuation report that Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.
Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $9.93 to $11.76, with an approximate midpoint value of $10.80 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $10.80 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.80 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2017 net asset value (in thousands, except per share amounts):

	December 31, 2017 Net Asset Value	December 31, 2017 Net Asset Value per Share
Investments	$1,461,340	$20.50
Cash	117,660	1.65
Other Assets	15,459	0.22
Mortgage Notes Payable and Credit Facility	(802,617)	(11.26)
Other Liabilities	(21,979)	(0.31)
Net asset value	$769,863	$10.80

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2017, as well as the calculation of our prior estimated net asset value per share as of December 31, 2016:

	December 31, 2017 Net Asset Value per Share	December 31, 2016 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments	$20.50	$18.08	$2.42
Cash	1.65	1.59	0.06
Other Assets	0.22	0.19	0.03
Mortgage Notes Payable and Credit Facility	(11.26)	(8.64)	(2.62)
Other Liabilities	(0.31)	(0.28)	(0.03)
	$10.80	$10.94	$(0.14)

(1) For information relating to the December 31, 2016 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Annual Report on Form 10-K filed on March 30, 2017.

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

In performing its analysis of our real estate properties and other investments, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that no hazardous materials had been present or were present previously, that no deed restrictions existed, and that the properties were responsibly owned and managed by competent property management. Furthermore, Duff & Phelps’s analysis, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’s analyses and conclusions. The Valuation Report contains other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values. The Valuation Report, including the analyses, opinions and conclusions set forth in such report, is qualified by the assumptions, qualifications and limitations set forth in the Valuation Report.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Valuation Report.

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2017, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for eight of our properties that have finished renovations and stabilized their operations. Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value. Discounted cash flow analyses were utilized for 21 of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. One property was valued at its purchase price as it was purchased shortly before December 31, 2017. Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2017.

(Back to Index)

(Back to Index)

The following summarizes the range of overall capitalization rates used to arrive at the estimated market values of our eight stabilized properties:

	Range in Values	Weighted Average Basis
Overall Capitalization Rate	5.75% to 6.50%	6.23%

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of 18 unstabilized properties and three stabilized properties that are currently undergoing renovations:

	Range in Values	Weighted Average Basis
Terminal Capitalization Rate	4.75% to 6.00%	5.31%
Discount Rate	6.25% to 7.50%	6.83%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2017, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $1.46 billion compared to a total of purchase price and capital expenditures, through December 31, 2017, of $1.1 billion.

The table below illustrates the impact on the estimated value per share if the overall capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the overall capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or 5%. Since the majority of the valuations employed utilized the discounted cash flow methodology, changes in terminal capitalization rates yielded minimal variances and are therefore excluded from the table below.

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	$10.62	$10.99	$10.58	$11.04
Discount Rate	$10.74	$10.86	$10.72	$10.88

Debt and Preferred Equity Investments

Duff & Phelps estimated the market value of our debt and preferred equity investments, which totaled approximately $933,727, or less than 1% of our assets, by making mark-to-market adjustments to the outstanding balances owed to us under these investments as of December 31, 2017.

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K.

(Back to Index)

(Back to Index)

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2018 customer account statements that will be mailed in April 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

Further, the estimated value per share as of December 31, 2017 is based on the estimated value of our investments as of December 31, 2017. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2017, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on April 2, 2018, participants will acquire shares of our common stock under the plan at a price equal to $10.80 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. If a participant wishes to terminate participation in the distribution reinvestment plan effective for the April 2018 purchase date, participants must notify the Company in writing of such decision, and we must receive the notice by the close of business on April 16, 2018, which is ten business days prior to the last day of April 2018, as provided under the distribution reinvestment plan.

(Back to Index)

(Back to Index)

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

As of December 31, 2017, the redemption price for shares eligible for redemption was the greater of (a) 100% of the average issue price per share for all of the stockholder’s shares (as adjusted for any stock distributions, stock combinations, splits, recapitalizations and the like) or (b) 100% of the estimated value per share.

On March 28, 2018, our board of directors adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, we will redeem shares at a purchase price equal to 95% of the current per share net asset value.  The Amended SRP will be effective for all redemptions occurring after April 29, 2018.

For a stockholder’s shares to be eligible for redemption in June 2018 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company by May 31, 2018.

The complete share redemption program plan document is filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011 and is available at the SEC’s website at http://www.sec.gov and the amendment is an exhibit to the current 10-K.
Unregistered Sale of Equity Securities
All securities sold by us during the year ended December 31, 2017 were sold in an offering registered under the Securities Act.
Redemption of Securities
During the quarter ended December 31, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2017	—	$—	—	(3)
November 2017	—	$—	—	(3)
December 2017	856,120	$10.94	3,190,000	(3)
	856,120

(1)    All purchases of our equity securities by us in the three months ended December 31, 2017 were made pursuant to our share redemption program.
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

(Back to Index)

(Back to Index)

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
All redemption requests tendered were honored for the year ended December 31, 2017.
Distribution Information
During the year ended December 31, 2017, we paid aggregate distributions of $43.0 million, including $15.9 million of distributions paid in cash and $27.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,324	3,597
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
July 28, 2017	0.05	July 31, 2017	2,247	1,333	3,580
August 30, 2017	0.05	August 31, 2017	2,250	1,340	3,590
September 28, 2017	0.05	September 29, 2017	2,233	1,335	3,568
October 30, 2017	0.05	October 31, 2017	2,237	1,339	3,576
November 29, 2017	0.05	November 30, 2017	2,239	1,349	3,588
December 28, 2017	0.05	December 29, 2017	2,217	1,338	3,555
	$0.60		$27,114	$15,919	$43,033

(Back to Index)

(Back to Index)

Distributions paid, distributions declared and sources of distributions paid were as follows for the year ended December 31, 2017 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Amount Paid/Percent of Total
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By Operating Activities	Total	Per Share	Operating Activities	Debt Financing	Dispositions
First Quarter	$3,889	$6,911	$10,800	$3,433	$10,800	$0.15	$3,433 / 32%	$7,367 / 68%	—
Second Quarter	$3,997	$6,780	$10,777	$1,167	$10,777	$0.15	$1,167 / 11%	—	$9,610 / 89%
Third Quarter	$4,007	$6,730	$10,737	$5,237	$10,737	$0.15	$5,237 / 49%	—	$5,500 / 51%
Fourth Quarter	$4,026	$6,693	$10,719	$2,151	$10,719	$0.15	$2,151 / 20%	—	$8,868 / 80%
Total	$15,919	$27,114	$43,033	$11,988	$43,033	$0.60	$11,988/ 28%	$7,367 / 17%	$23,678 / 55%
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
Our net loss attributable to common stockholders for the year ended December 31, 2017 was $22.0 million and net cash provided by operating activities was $12.0 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2017 are $177.7 million and $118.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.
Convertible Stock Grants by our Advisor
As of December 31, 2017, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2017. The outstanding shares vest ratably over three years, and 18,177 of these shares have vested as of December 31, 2017.

(Back to Index)

(Back to Index)

ITEM 6.     SELECTED FINANCIAL DATA
The following selected financial data should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, including the notes, found elsewhere herein. The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the years ended December 31,
Statement of operations data:	2017	2016	2015	2014	2013
Revenues:
Rental income	$125,450	$117,745	$117,687	$99,910	$40,790
Gain on foreclosures	—	—	—	—	3,459
Interest and dividend income	239	622	638	359	262
Total revenues	125,689	118,367	118,325	100,269	44,511
Total expenses	141,580	131,262	149,626	144,465	65,518
Loss before other income (expense)	(15,891)	(12,895)	(31,301)	(44,196)	(21,007)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	22,735	45,057	36,041	10,484	—
Interest expense	(28,963)	(22,776)	(22,080)	(14,911)	(951)
Insurance proceeds in excess of cost basis	150	985	407	425	—
Total other income (expense)	(6,078)	23,266	14,368	(4,002)	(951)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(701)
Net gains on dispositions of properties	—	—	—	—	3,173
Income from discontinued operations, net	—	—	—	—	2,472

Income (loss) from continuing operations	(21,969)	10,371	(16,933)	(48,198)	(21,958)
Income (loss) from discontinued operations	—	—	—	—	2,472
Net (loss) income	(21,969)	10,371	(16,933)	(48,198)	(19,486)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	38	2,021	—
Net (loss) income attributable to common stockholders	$(21,969)	$4,065	$(16,895)	$(46,177)	$(19,486)

Basic and diluted (loss) earnings per share attributable to common stockholders:
Continuing operations	$(0.31)	$0.06	$(0.24)	$(0.68)	$(0.56)
Discontinued operations	—	—	—	—	0.06
Net (loss) income	$(0.31)	$0.06	$(0.24)	$(0.68)	$(0.50)

Dividends declared per common share	$0.60	$0.60	$0.60	$0.45	$0.37

Balance sheet data:
Total assets	$1,135,792	$1,034,985	$1,084,695	$972,556	$675,721
Borrowings	$794,671	$622,152	$613,439	$483,901	$146,014
Total stockholders' equity attributable to common stockholders	$318,592	$390,593	$425,246	$460,133	$517,047
Total equity	$318,592	$392,019	$433,099	$468,354	$517,047

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have acquired a diversified portfolio of U.S. commercial real estate and real estate-related debt. Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At December 31, 2017, we held approximately 27% of our total assets in category (i) and 73% of our total assets in category (ii).
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
Results of Operations
 As of December 31, 2017, we owned interests in a total of 30 multifamily properties. We also owned one performing loan. During the year ended December 31, 2017, we acquired an interest in three multifamily property and we disposed of our interests in four multifamily properties. Since our inception, we have acquired interests in 52 multifamily properties. As of December 31, 2017, we had sold our interests in 22 of these properties.
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

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Revenues:
Rental income	$125,450	$117,745	$117,687
Interest and dividend income	239	622	638
Total revenues	125,689	118,367	118,325

Expenses:
Rental operating - expenses	27,211	27,608	34,167
Rental operating - payroll	13,652	14,790	16,769
Rental operating - real estate taxes	14,454	12,668	13,154
Subtotal - Rental operating expenses	55,317	55,066	64,090
Acquisition costs	4,469	1,582	5,811
Management fees	16,921	15,724	15,453
General and administrative	11,061	13,083	12,776
Loss on disposal of assets	1,468	1,576	3,093
Provision for loan loss	—	—	130
Depreciation and amortization expense	52,344	44,231	48,273
Total expenses	141,580	131,262	149,626
Loss before other income (expense)	(15,891)	(12,895)	(31,301)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	22,735	45,057	36,041
Interest expense	(28,963)	(22,776)	(22,080)
Insurance proceeds in excess of cost basis	150	985	407
Total other income (expense)	(6,078)	23,266	14,368

Net (loss) income	$(21,969)	$10,371	$(16,933)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	38
Net (loss) income attributable to common stockholders	$(21,969)	$4,065	$(16,895)

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table presents the results of operations separated into three categories: the results of operations of the 26 properties and one performing loan that that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the year ended				For the year ended
	December 31, 2017				December 31, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$108,668	$16,782	$—	$125,450	$103,616	$14,129	$—	$117,745
Interest and dividend income	134	10	95	239	145	451	26	622
Total revenues	108,802	16,792	95	125,689	103,761	14,580	26	118,367

Expenses:
Rental operating - expenses	23,448	3,756	7	27,211	23,660	3,930	18	27,608
Rental operating - payroll	11,797	1,855	—	13,652	12,825	1,965	—	14,790
Rental operating - real estate taxes	11,786	2,668	—	14,454	11,460	1,208	—	12,668
Subtotal - Rental operating expenses	47,031	8,279	7	55,317	47,945	7,103	18	55,066
Acquisition costs	—	4,469	—	4,469	81	1,501	—	1,582
Management fees	4,816	751	11,354	16,921	4,620	605	10,499	15,724
General and administrative	3,621	715	6,725	11,061	3,994	815	8,274	13,083
Loss on disposal of assets	431	1,037	—	1,468	736	840	—	1,576
Depreciation and amortization expense	43,672	8,672	—	52,344	40,626	3,605	—	44,231
Total expenses	99,571	23,923	18,086	141,580	98,002	14,469	18,791	131,262
Income (loss) before other income (expense)	9,231	(7,131)	(17,991)	(15,891)	5,759	111	(18,765)	(12,895)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	22,735	—	22,735	—	45,057	—	45,057
Interest expense	(24,086)	(4,558)	(319)	(28,963)	(19,916)	(2,389)	(471)	(22,776)
Insurance proceeds in excess of cost basis	124	26	—	150	522	463	—	985
Total other income (expense)	(23,962)	18,203	(319)	(6,078)	(19,394)	43,131	(471)	23,266
Net (loss) income	(14,731)	11,072	(18,310)	(21,969)	(13,635)	43,242	(19,236)	10,371
Net income attributable to noncontrolling interests	—	—	—	—	—	(6,306)	—	(6,306)
Net (loss) income attributable to common stockholders	$(14,731)	$11,072	$(18,310)	$(21,969)	$(13,635)	$36,936	$(19,236)	$4,065

(Back to Index)

(Back to Index)

Revenues: The $5.1 million increase in rental income for the 26 properties that we owned during both the year ended December 31, 2017 and December 31, 2016 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Change in Effective Monthly Revenue per Unit (in dollars)
Calloway at Las Colinas	$715	0.75%	$110
Meridian Pointe	532	1.14%	126
Heritage Pointe	525	1.68%	90
Village of Bonita Glen	461	(2.40)%	176
Williamsburg	455	(2.93)%	74
South Lamar Village	279	2.69%	89
Perimeter Circle	268	0.31%	119
Perimeter 5550	256	(1.20)%	155
The Westside Apartments	225	(1.89)%	72
Estates at Johns Creek	203	(1.09)%	67
All other, net	1,133
	$5,052

Expenses:  Our total rental operating expense for the 26 properties owned during both the year ended December 31, 2017 and the year ended December 31, 2016 decreased by $0.9 million primarily due to a decrease in payroll expense. Rental operating expenses for properties purchased or sold during either period increased by $1.2 million primarily due to the purchase of four properties since December 2016.

Acquisition costs increased by $2.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. During the year ended December 31, 2017, we acquired three properties as compared to the acquisition of one multifamily property during the year ended December 31, 2016. Included in acquisition costs for the years ended December 31, 2017 and 2016 are $3.7 million and $1.4 million, respectively, in fees paid to related parties.

Management fees increased by $1.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily related to the increase in asset management fees paid to the Advisor due to the ownership of additional properties and increased property values during 2016 and 2017. The asset management fee is based on the cost of real estate investments, but may be based on the appraised value, if higher.

General and administrative expenses decreased by $2.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a $1.3 million decrease in company level payroll expense as well as a decrease in reimbursed travel expenses.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2017, as compared to the year ended December 31, 2016, were as follows:

	Properties owned both periods	All Other Properties	Total
Depreciation	$3,169	$1,558	$4,726
Amortization of intangibles	(123)	3,510	3,387
	$3,046	$5,067	$8,113

The overall increase in depreciation for properties owned during both periods was due to the additional $49.6 million in capital improvements made during the years ended December 31, 2017 and 2016 in accordance with our planned renovations. The increase in amortization of in-place leases for all other properties is due to amortization of the $3.6 million capitalized for in-place leases related to the four most recent acquisitions.

(Back to Index)

(Back to Index)

Net gains on dispositions of properties and joint venture interests included in other income (expense) decreased by $22.3 million due to the sale of four properties during the year ended December 31, 2017 as compared to the sale of six properties during the year ended December 31, 2016, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
			$61,484	$22,735

2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601
			$140,004	$45,057

(1)    The net gain on dispositions of properties and joint venture interests related to Conifer Place includes $6.4 million which is attributable to noncontrolling interests.

Interest expense increased by $6.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 predominantly due to the $5.7 million increase related to $272.7 million in new mortgages on Williamsburg, Retreat at Rocky Ridge, Providence in the Park, Meridian Pointe and the three properties acquired during the year ended December 31, 2017.

(Back to Index)

(Back to Index)

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table presents the results of operations separated into three categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the years ended December 31, 2016 and 2015 (in thousands):

	For the year ended				For the year ended
	December 31, 2016				December 31, 2015
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$91,648	$26,097	$—	$117,745	$81,826	$35,861	$—	$117,687
Interest and dividend income	108	488	26	622	106	502	30	638
Total revenues	91,756	26,585	26	118,367	81,932	36,363	30	118,325

Expenses:
Rental operating - expenses	22,150	5,440	18	27,608	23,580	10,526	61	34,167
Rental operating - payroll	11,725	3,065	—	14,790	11,873	4,896	—	16,769
Rental operating - real estate taxes	9,587	3,081	—	12,668	9,645	3,509	—	13,154
Subtotal - rental operating expenses	43,462	11,586	18	55,066	45,098	18,931	61	64,090
Acquisition costs	61	1,521	—	1,582	—	5,811	—	5,811
Management fees	4,084	1,141	10,499	15,724	3,639	1,541	10,273	15,453
General and administrative	3,724	1,085	8,274	13,083	4,062	1,952	6,762	12,776
Loss on disposal of assets	640	936	—	1,576	869	2,224	—	3,093
Provision for loan loss	—	—	—	—	—	130	—	130
Depreciation and amortization expense	35,611	8,620	—	44,231	33,505	14,768	—	48,273
Total expenses	87,582	24,889	18,791	131,262	87,173	45,357	17,096	149,626
Loss before other income (expense)	4,174	1,696	(18,765)	(12,895)	(5,241)	(8,994)	(17,066)	(31,301)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	45,057	—	45,057	—	36,041	—	36,041
Interest expense	(16,806)	(5,499)	(471)	(22,776)	(15,834)	(5,723)	(523)	(22,080)
Insurance proceeds in excess of cost basis	985	—	—	985	407	—	—	407
Total other income (expense)	(15,821)	39,558	(471)	23,266	(15,427)	30,318	(523)	14,368
Net income (loss)	(11,647)	41,254	(19,236)	10,371	(20,668)	21,324	(17,589)	(16,933)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	—	(6,306)	—	38	—	38
Net income (loss) attributable to common stockholders	$(11,647)	$34,948	$(19,236)	$4,065	$(20,668)	$21,362	$(17,589)	$(16,895)
(Back to Index)

(Back to Index)

Revenues: The $9.8 million increase in rental income for the 26 properties that we owned during both the years ended December 31, 2016 and 2015 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Increase in Effective Monthly Revenue per Unit (in dollars)
Meridian Pointe	$1,005	4.15%	$237
Maxwell Townhomes	973	4.68%	$231
Estates at John's Creek	896	3.55%	$141
Calloway at Las Colinas	876	6.94%	$71
The Westside Apartments	697	(0.75)%	$159
Verona Apartment Homes	584	11.62%	$38
Tech Center Square	521	(1.36)%	$256
Perimeter Circle	409	(0.11)%	$193
Skyview Apartment Homes	402	3.49%	$119
Perimeter 5550	374	(0.04)%	$202
All other, net	3,085
	$9,822

Expenses:  Our total rental operating expense for the 26 properties owned during both the year ended December 31, 2016 and the year ended December 31, 2015 decreased by $1.6 million primarily due to reductions in casualty losses due to two large fires that occurred in 2015. Rental operating expenses in the category for properties not owned both periods decreased by $7.3 million primarily due to the sale of properties in 2015 and 2016.

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

Management fees increased by $271,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily related to the increase in asset management fees paid to the Advisor due to increased property values during 2015, offset by the sales of properties. Additionally, in June 2015, we purchased two properties with a total purchase price of $167.0 million. The asset management fee is based on the higher of the cost or appraised value of real estate investments.

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

(Back to Index)

(Back to Index)

	Properties owned both periods	All Other Properties	Total
Depreciation	$4,008	$(1,918)	$2,090
Amortization of intangibles	(1,902)	(4,230)	(6,132)
	$2,106	$(6,148)	$(4,042)

The overall increase in depreciation for properties owned during both periods was due to the additional $28.0 million in capital improvements made during the years ended December 31, 2016 and 2015 in accordance with our planned renovations. The decrease in depreciation and amortization in the all other properties category was due to the sale of our interest in six properties during 2016 and a reduction to the amortization of the in-place leases for properties purchased in 2015.

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

Interest expense increased by $696,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The sales of Nesbit Palisades, Ivy at Clear Creek, and Affinity at Winter Park resulted in an acceleration of $504,000 of amortization of deferred financing costs and a loss of $105,000 due to a change in the fair value of interest rate caps. Additionally, interest expense for the year ended December 31, 2016 includes $791,000 of extinguishment of loan costs related to refinancing of Tech Center Square, The Westside Apartments, Verona Apartment Homes, Cannery Lofts, Pinehurst, and Skyview Apartment Homes. The increases were offset by the net decrease in interest expense due to the sale of properties in 2015 and 2016.

Liquidity and Capital Resources
We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured financings from banks or other lenders, proceeds from the sale of assets, and cash flow generated from our operations.

(Back to Index)

(Back to Index)

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
Capital Expenditures
We deployed a total of $21.6 million during the year ended December 31, 2017 for capital expenditures. The properties in which we deployed the most capital during the year ended December 31, 2017 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the year ended	Remaining capital budgeted
Property	December 31, 2017
The Bryant at Yorba Linda	$4,185	$8,157
Point Bonita Apartment Homes	2,302	2,030
Providence in the Park	1,896	3,882
Heritage Pointe	1,552	2,768
Calloway at Las Colinas	1,325	1,657
Meridian Pointe	1,263	116
The Estates At Johns Creek	1,168	767
Williamsburg	1,123	425
South Lamar Village	979	369
Sunset Ridge	715	538
All other properties	5,084	13,155
	$21,592

Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013. On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.80 per share, which is our current value per share.
Common Stock
As of December 31, 2017, an aggregate of 77.5 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	11,560,597	118,502
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	77,457,551	$753,316
Shares redeemed and retired	(6,158,084)
Total shares outstanding as of December 31, 2017	71,299,467

(1)    Includes 276,056 shares held by the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt
During the year ended December 31, 2017, we borrowed an additional $207.4 million through additional mortgages on our rental properties.
The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2017				December 31, 2016
	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Collateral
Vista Apartment Homes	$14,896	$—	$(140)	$14,756	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(165)	12,935	13,100	—	(197)	12,903
Deerfield	—	—	—	—	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,368	—	(188)	18,180	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(475)	32,495	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(413)	27,987	28,400	—	(462)	27,938
Maxwell Townhomes	13,342	—	(109)	13,233	13,602	—	(137)	13,465
Pinehurst	7,339	—	(128)	7,211	7,350	—	(154)	7,196
Pheasant Run	6,250	—	—	6,250	6,250	43	(9)	6,284
Retreat of Shawnee	12,682	7	(2)	12,687	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,639	77	(75)	26,641	27,107	100	(96)	27,111
Pines of York	14,717	(235)	(44)	14,438	14,999	(299)	(56)	14,644
Estates at Johns Creek	48,603	—	(286)	48,317	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	16,923	—	(84)	16,839	17,298	—	(143)	17,155
Perimeter 5550	13,356	—	(70)	13,286	13,651	—	(118)	13,533
Aston at Cinco Ranch	22,942	—	(210)	22,732	23,367	—	(268)	23,099
Sunset Ridge 1	19,254	189	(150)	19,293	19,699	259	(205)	19,753
Sunset Ridge 2	2,890	26	(19)	2,897	2,948	35	(26)	2,957
Calloway at Las Colinas	34,396	—	(241)	34,155	35,083	—	(306)	34,777
South Lamar Village	12,177	—	(80)	12,097	12,435	—	(131)	12,304
Heritage Pointe	25,912	—	(284)	25,628	26,280	—	(327)	25,953
Yorba Linda	67,500	—	(461)	67,039	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,525	1,660	(285)	27,900	26,907	1,966	(338)	28,535
Stone Ridge	—	—	—	—	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(390)	36,430	36,820	—	(448)	36,372
Tech Center Square	12,141	—	(164)	11,977	12,375	—	(196)	12,179
Williamsburg	53,995	—	(706)	53,289	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(223)	11,152	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(524)	46,476	—	—	—	—
Green Trails Apartment Homes	61,500	—	(667)	60,833	—	—	—	—
Meridian Pointe	39,500	—	(588)	38,912	—	—	—	—
Terraces at Lake Mary	32,250	—	(377)	31,873	—	—	—	—
Courtney Meadows Apartments	27,100	—	(367)	26,733	—	—	—	—
	$800,862	$1,724	$(7,915)	$794,671	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2017 (in thousands, except percentages):

Collateral	Maturity Date	Margin over LIBOR	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.29%	3.85%	(1)(5)	$72	$16
Cannery Lofts	11/1/2023	2.54%	4.10%	(1)(3)	42	26
Trailpoint at the Woodlands	11/1/2023	2.41%	3.97%	(1)(4)	83	47
Verona Apartment Homes	10/1/2026	2.36%	3.92%	(1)(3)	100	40
Skyview Apartment Homes	10/1/2026	2.36%	3.92%	(1)(3)	86	24
Maxwell Townhomes	1/1/2022	—	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	2.42%	3.98%	(1)(3)	34	15
Pheasant Run	10/1/2018	2.50	4.06%	(2)(3)(7)	18	12
Retreat of Shawnee	2/1/2019	—	5.58%	(2)(5)(8)	78	29
Evergreen at Coursey Place	8/1/2021	—	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	—	4.46%	(2)(5)	80	25
Estates at Johns Creek	7/1/2020	—	3.38%	(2)(5)	221	77
Perimeter Circle	7/1/2019	—	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	—	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	—	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	—	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	—	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	—	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	—	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	1.88%	3.44%	(1)(4)	114	43
Yorba Linda	6/1/2020	1.75%	3.31%	(1)(3)	203	—
Point Bonita Apartment Homes	10/1/2023	—	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	2.12%	3.68%	(1)(3)	121	69
Tech Center Square	6/1/2023	2.58%	4.14%	(1)(5)	58	24
Williamsburg	1/1/2024	2.38%	3.94%	(1)(3)	165	167
Retreat at Rocky Ridge	1/1/2024	2.46%	4.02%	(1)(3)	36	23
Providence in the Park	2/1/2024	2.30%	3.86%	(1)(3)(6)	141	138
Green Trails Apartment Homes	6/1/2024	1.99%	3.55%	(1)(3)(6)	168	79
Meridian Pointe	8/1/2024	1.90%	3.46%	(1)(3)(6)	104	56
Terraces at Lake Mary	9/1/2024	1.91%	3.47%	(1)(3)(6)	86	46
Courtney Meadows Apartments	1/1/2025	1.84%	3.40%	(1)(3)(6)	76	51

(1) Variable rate based on one-month LIBOR (1.56425% as of December 31, 2017) plus applicable margin.
(2) Fixed rate.
(3) Monthly interest-only payment required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
(6) New debt placed during the year ended December 31, 2017.
(7) Automatic extension to October 1, 2018 occurred on October 1, 2017 at which time the fixed interest rate converted to a variable rate.
(8) Automatic extension to February 1, 2019 occurred on February 1, 2018 at which time the fixed interest rate converted to a variable rate.
At December 31, 2017, the weighted average interest rate of all our outstanding indebtedness was 3.86%.
Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (61% as of December 31, 2017). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed

(Back to Index)

(Back to Index)

this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2017 did not exceed the charter imposed limitation.
Distributions
For the year ended December 31, 2017, we paid aggregate distributions of $43.0 million, including $15.9 million of distributions paid in cash and $27.1 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,324	3,597
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
July 28, 2017	0.05	July 31, 2017	2,247	1,333	3,580
August 30, 2017	0.05	August 31, 2017	2,250	1,340	3,590
September 28, 2017	0.05	September 29, 2017	2,233	1,335	3,568
October 30, 2017	0.05	October 31, 2017	2,237	1,339	3,576
November 29, 2017	0.05	November 30, 2017	2,239	1,349	3,588
December 28, 2017	0.05	December 29, 2017	2,217	1,338	3,555
	$0.60		$27,114	$15,919	$43,033

(Back to Index)

(Back to Index)

Distributions paid, distributions declared, and sources of distributions paid were as follows for the year ended December 31, 2017 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
							Amount Paid/Percent of Total
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by Operating Activities	Total	Per Share	Operating Activities	Debt Financing	Dispositions
First Quarter	$3,889	$6,911	$10,800	$3,433	$10,800	$0.15	$3,433 / 32%	$7,367 / 68%	—
Second Quarter	$3,997	$6,780	$10,777	$1,167	$10,777	$0.15	$1,167 / 11%	—	$9,610 / 89%
Third Quarter	$4,007	$6,730	$10,737	$5,237	$10,737	$0.15	$5,237 / 49%	—	$5,500 / 51%
Fourth Quarter	$4,026	$6,693	$10,719	$2,151	$10,719	$0.15	$2,151 / 20%	—	$8,568 / 80%
Total	$15,919	$27,114	$43,033	$11,988	$43,033	$0.60	$11,988/ 28%	$7,367 / 17%	$23,678 / 55%

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distributions reinvested in shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
	$2.84	$118,504	$59,241	$177,745

Since our formation, we have issued a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2017.
Our net loss attributable to common shareholders for the year ended December 31, 2017 was $22.0 million and net cash provided by operating activities was $12.0 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2017 were $177.7 million and $118.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
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

(Back to Index)

(Back to Index)

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

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders – GAAP	$(21,969)	$4,065	$(16,895)
Net gains on dispositions of properties and joint venture interests (2)	(22,735)	(38,834)	(36,041)
Depreciation expense (3)	48,729	43,943	40,808
FFO attributable to common stockholders	4,025	9,174	(12,128)
Adjustments for straight-line rents	(144)	105	(176)
Amortization of intangible lease assets (4)	3,615	228	6,360
Realized loss on change in fair value of interest rate cap related to extinguishments	28	105	—
Loss on extinguishment of debt	—	791	—
Debt premium amortization (4)	(465)	(485)	(602)
Acquisition costs	4,469	1,582	5,811
MFFO attributable to common stockholders	11,528	11,500	(735)
Net gains on dispositions of properties and joint venture interests (2)	22,735	38,834	36,041
AFFO attributable to common stockholders	$34,263	$50,334	$35,306

Basic and diluted net (loss) income per common share - GAAP	$(0.31)	$0.06	$(0.24)
FFO per share	$0.06	$0.13	$(0.17)
MFFO per share	$0.16	$0.16	$(0.01)
AFFO per share	$0.48	$0.70	$0.50

Weighted average shares outstanding (1)	71,865	71,787	70,397

(1)
Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable at December 31, 2017, 2016, and 2015.

(2)	Net gains on dispositions of properties and joint venture interests for the year ended December 31, 2016 excludes $6.2 million attributable to noncontrolling interests.

(3)	Depreciation expense excludes amounts attributable to noncontrolling interests of $60,000 and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

(4)
Debt premium amortization excludes amounts attributable to noncontrolling interests of $178,000 for the year ended December 31, 2015. There was no noncontrolling interest adjustment for the years ended December 31, 2016 and 2017.

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

(Back to Index)

(Back to Index)

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

Buildings	27.5 years
Building improvements	5-27.5 years
Furniture, fixtures, and equipment	3-5 years
Tenant improvements	Shorter of lease term or expected useful life

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

(Back to Index)

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

(Back to Index)

(Back to Index)

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
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the our revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties.  Due to the nature and timing of our identified revenue streams as of December 31, 2017, we do not anticipate the adoption of the new standards will have a material impact on our financial position or results of operations.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842).  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance, however, we expect that our operating leases where we are the lessor will be accounted for on our balance sheet similar to our current accounting with the underlying leased asset recognized as real estate. We expect that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which we are the lessee, primarily consisting of office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 will be effective for us beginning January 1, 2019. We are evaluating this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018, and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on the Company's consolidated financial statements and disclosures.

(Back to Index)

(Back to Index)

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 will be effective for us beginning January 1, 2018. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2.  Step 2 required that, if the carrying amount of a reporting unit exceeded its fair value, the implied fair value of the goodwill must be compared to the carrying amount in order to determine impairment. ASU No. 2017-04 will be effective for us beginning December 15, 2019. Early application is permitted. We are evaluating this guidance and assessing the impact of this guidance on our consolidated financial statements.
In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance and assessing the impact of this guidance on our consolidated financial statements.
Contractual Obligations
The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2017 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$800,862	$14,005	$208,910	$138,415	$439,532
Interest on Long-Term Debt Obligations	146,588	29,162	52,340	36,726	28,360
Operating Lease Obligations	226	56	79	73	18
	$947,676	$43,223	$261,329	$175,214	$467,910
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On January 29, 2018, our Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on January 30, 2018. On February 1, 2018, our Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on February 27, 2018 and March 29, 2018. Such distributions were or are to be paid on January 31, February 28, and April 2, 2018.

On February 12, 2018, we entered into an agreement to purchase Addison at Sandy Spring Apartments, a 236 unit multifamily apartment complex in Sandy Springs, Georgia for $34.0 million with an expected closing date in the second quarter of 2018.

On March 12, 2018, we entered into an agreement to purchase Bristol at Grapevine Apartments, a 376 unit multifamily apartment complex in Grapevine, Texas for $44.7 million with an expected closing date in the second quarter of 2018.

On March 26, 2018, our Board of Directors approved $11.0 million of redemption requests from investors.
Amended Share Redemption Program

(Back to Index)

On March 28, 2018, our board of directors adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, we will redeem shares at a purchase price equal to 95% of the current per share net asset value.  The Amended SRP will be effective for all redemptions occurring after April 29, 2018.
Amended Distribution Reinvestment Plan
On March 28, 2018, our board of directors adopted a Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, shares will be sold at a price equal to 95% of the current per share net asset value.  The Amended DRP will be effective for all DRP issuances after April 8, 2018.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 18 interest rate caps that were designated as cash flow hedges during the years 2013 through 2017. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of December 31, 2017 and December 31, 2016, we had $536.4 million and $340.9 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2017 and 2016, our annual interest expense would have increased by approximately $4.6 million and $2.5 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable. As of December 31, 2017 and December 31, 2016, we had $264.4 million and $286.2 million, respectively, in fixed rate debt outstanding. As of December 31, 2017 and December 31, 2016, this fixed rate debt had fair values of $272.0 million and $293.5 million, respectively. Fair values are computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of December 31, 2017 and December 31, 2016, the fair value of this fixed rate debt would have decreased by $7.7 million and $10.3 million, respectively.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2017.
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

(Back to Index)

(Back to Index)

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Amended Share Redemption Program

On March 28, 2018, our board of directors adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, we will redeem shares at a purchase price equal to 95% of the current per share net asset value.  The Amended SRP will be effective for all redemptions occurring after April 29, 2018.

Amended Distribution Reinvestment Plan

On March 28, 2018, our board of directors adopted a Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, shares will be sold at a price equal to 95% of the current per share net asset value.  The Amended DRP will be effective for all DRP issuances after April 9, 2018.

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
The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
4.4	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018
10.1	Third Amended and Restated Advisory Agreement (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)
10.2	Management Agreement (incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 15, 2009)
10.3
Amendment to Third Amended and Restated Advisory Agreement dated March 24, 2015 between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2015)

10.4
Renewal Agreement, dated September 15, 2017, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 13, 2017)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
99.2	Second Amended and Restated Share Redemption Program dated March 28, 2018
99.3	Consent of Duff & Phelps, LLC
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 29, 2018	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Lieber	Director	March 29, 2018
ROBERT C. LIEBER

/s/ Andrew Ceitlin	Director	March 29, 2018
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 29, 2018
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 29, 2018
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 29, 2018
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 29, 2018
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Real Estate Opportunity REIT, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

March 29, 2018

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
ASSETS
Investments:
Rental properties, net	$998,889	$902,454
Other investments	782	769
Identified intangible assets, net	1,796	1,855
Total investments	1,001,467	905,078

Cash	117,660	114,842
Restricted cash	13,401	10,277
Due from related parties	371	1,375
Tenant receivables, net	251	89
Deposits	227	262
Prepaid expenses and other assets	1,745	2,351
Goodwill	670	711
Total assets	$1,135,792	$1,034,985

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$794,671	$622,152
Accounts payable	791	1,125
Accrued expenses and other liabilities	8,074	6,738
Accrued real estate taxes	9,195	7,262
Due to related parties	719	2,055
Tenant prepayments	1,178	1,069
Security deposits	2,572	2,565
Total liabilities	$817,200	$642,966

Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 77,457,551 and 74,975,022 shares issued, respectively; and 71,299,467 and 72,006,589 shares outstanding, respectively)	713	720
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized and issued; 49,995 and 50,000 shares outstanding, respectively)	1	1
Additional paid-in capital	635,748	642,523
Accumulated other comprehensive loss	(562)	(345)
Accumulated deficit	(317,308)	(252,306)
Total stockholders’ equity	318,592	390,593
Noncontrolling interests	—	1,426
Total equity	$318,592	$392,019
Total liabilities and equity	$1,135,792	$1,034,985

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended
	December 31,
	2017	2016	2015
Revenues:
Rental income	$125,450	$117,745	$117,687
Interest and dividend income	239	622	638
Total revenues	125,689	118,367	118,325
Expenses:
Rental operating - expenses	27,211	27,608	34,167
Rental operating - payroll	13,652	14,790	16,769
Rental operating - real estate taxes	14,454	12,668	13,154
Subtotal - Rental operating expenses	55,317	55,066	64,090
Acquisition costs	4,469	1,582	5,811
Management fees	16,921	15,724	15,453
General and administrative	11,061	13,083	12,776
Loss on disposal of assets	1,468	1,576	3,093
Provision for loan loss	—	—	130
Depreciation and amortization expense	52,344	44,231	48,273
Total expenses	141,580	131,262	149,626
Loss before other income (expense)	(15,891)	(12,895)	(31,301)
Other income (expense):
Net gains on dispositions of properties and joint venture interests	22,735	45,057	36,041
Interest expense	(28,963)	(22,776)	(22,080)
Insurance proceeds in excess of cost basis	150	985	407
Total other income (expense)	(6,078)	23,266	14,368

Net (loss) income	(21,969)	10,371	(16,933)
Net (income) loss attributable to noncontrolling interests	—	(6,306)	38
Net (loss) income attributable to common stockholders	$(21,969)	$4,065	$(16,895)

Net (loss) income	$(21,969)	$10,371	$(16,933)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	163	105	—
Designated derivatives, fair value adjustments	(380)	(10)	(174)
Total other comprehensive income (loss)	(217)	95	(174)
Comprehensive income (loss)	(22,186)	10,466	(17,107)
Comprehensive (income) loss attributable to noncontrolling interests	—	(6,306)	38
Total comprehensive income (loss) attributable to stockholders	$(22,186)	$4,160	$(17,069)

Weighted average common shares outstanding	71,865	71,787	70,397
Basic and diluted (loss) income per common share:
Net (loss) income per common share	$(0.31)	$0.06	$(0.24)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(in thousands)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2015	69,254	$693	50	$1	$614,024	$(266)	$(154,319)	$460,133	$8,221	$468,354
Common stock issued through distribution reinvestment plan	2,865	28	—	—	28,931	—	—	28,959	—	28,959
Distributions on common stock	—	—	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	(42,216)	(42,216)	—	(42,216)
Common stock redemptions	(502)	(5)	—	—	(5,101)	—	64	(5,042)	—	(5,042)
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)	—	(174)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	151	151
Acquisitions of noncontrolling interests	—	—	—	—	481	—	—	481	(481)	—
Net loss	—	—	—	—	—	—	(16,895)	(16,895)	(38)	(16,933)
Balance at December 31, 2015	71,617	716	50	1	638,335	(440)	(213,366)	425,246	7,853	433,099
Common stock issued through distribution reinvestment plan	2,642	26	—	—	28,471	—	—	28,497	—	28,497
Distributions declared	—	—	—	—	—	—	(43,005)	(43,005)	—	(43,005)
Common stock redemptions	(2,252)	(22)	—	—	(24,283)	—	—	(24,305)	—	(24,305)
Other comprehensive income	—	—	—	—	—	95	—	95	—	95
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Net income	—	—	—	—	—	—	4,065	4,065	6,306	10,371
Balance at December 31, 2016	72,007	720	50	1	642,523	$(345)	(252,306)	390,593	1,426	392,019
Common stock issued through distribution reinvestment plan	2,482	25	—	—	27,089	—	—	27,114	—	27,114
Distributions declared	—	—	—	—	—	—	(43,033)	(43,033)	—	(43,033)
Common stock redemptions	(3,190)	(32)	—	—	(34,786)	—	—	(34,818)	—	(34,818)
Other comprehensive loss	—	—	—	—	—	(217)	—	(217)	—	(217)
Deconsolidation of noncontrolling interests	—	—	—	—	922	—	—	922	(922)	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(504)	(504)
Net loss	—	—	—	—	—	—	(21,969)	(21,969)	—	(21,969)
Balance at December 31, 2017	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592	$—	$318,592

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(21,969)	$10,371	$(16,933)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on disposal of assets	1,468	1,576	3,093
Casualty (gains) losses	(103)	(680)	782
Provision for loan loss	—	—	130
Loss on extinguishment of debt	—	791	—
Net gains on disposition of properties and joint venture interests	(22,735)	(45,057)	(36,041)
Depreciation and amortization	52,344	44,231	48,273
Amortization of deferred financing costs	2,014	2,120	1,839
Amortization of debt premium (discount)	(465)	(485)	(779)
Realized loss on change in fair value of interest rate cap	163	105	—
Accretion of discount and direct loan fees and costs	(39)	(39)	(39)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(1,286)	(1,428)	(1,942)
Tenant receivables, net	(162)	55	313
Deposits	35	(65)	3
Prepaid expenses and other assets	1,408	489	886
Due to/from related parties, net	(313)	869	(722)
Accounts payable and accrued expenses	1,632	(1,720)	583
Tenant prepayments	106	(102)	(40)
Security deposits	(110)	99	91
Net cash provided by (used in) operating activities from continuing operations	11,988	11,130	(503)
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	31,926	80,173	60,258
Property acquisitions	(45,302)	(63,126)	(96,953)
Insurance proceeds received for casualty losses	248	3,171	794
Acquisition of preferred equity interest	—	(408)	(408)
Resolution of preferred equity interest	—	4,300	—
Capital expenditures	(21,592)	(28,024)	(43,018)
Restricted cash	(434)	1,572	(766)
Principal payments received on loans held for investment	26	21	601
Net cash used in investing activities of continuing operations	(35,128)	(2,321)	(79,492)
The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

	For the Years Ended
	December 31,
	2017	2016	2015
Cash flows from financing activities:
Redemptions of common stock	(34,818)	(24,305)	(5,042)
Payment of deferred financing costs	(605)	(3,200)	(402)
Borrowings on mortgages	84,412	194,870	31,473
Principal repayments on mortgages	(6,600)	(93,990)	(6,150)
Borrowings on credit facility	—	12,500	33,918
Repayments on credit facility	—	(34,394)	(22,288)
Purchase of interest rate caps	(8)	(262)	(95)
Distributions paid on common stock	(15,919)	(14,508)	(13,257)
Contributions of noncontrolling interests	—	—	151
Distributions to noncontrolling interests	(504)	(9,120)	—
Net cash provided by financing activities of continuing operations	25,958	27,591	18,308
Net increase (decrease) in cash	2,818	36,400	(61,687)
Cash at beginning of year	114,842	78,442	140,129
Cash at end of year	$117,660	$114,842	$78,442

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2017, 2016 and 2015, the Company issued a total of 8.0 million, in aggregate, additional shares for $84.6 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
The Company has acquired, and may continue to acquire, real estate and real estate-related debt. The Company has a particular focus on owning and operating multifamily assets, and has targeted, and intends to continue to target, this asset class while also possibly acquiring interests in other types of commercial property assets consistent with its investment objectives.  The Company’s portfolio predominantly consists of multifamily rental properties to which the Company has added or will add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run")	Pheasant Run (b)	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee")	Retreat at Shawnee (b)	342	Shawnee, KS
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
		9,500
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)(f)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	(c)(g)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(c)(f)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)(f)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(d)(f)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)(f)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)(f)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)(f)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)(f)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)(f)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(d)(f)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(e)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(d)(f)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(d)(f)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(d)(f)	N/A	N/A

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

RRE Chisholm Place Holdings LLC ("Chisholm Place")	(g)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	(g)	N/A	N/A
RRE Deerfield Holdings, LLC ("Deerfield")	(g)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	(b)(g)	N/A	N/A

N/A - Not Applicable
(a) Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.
(b) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(c) Underlying investment sold prior to 2016.
(d) Underlying investment sold in 2016.
(e) Underlying investment resolved in 2016.
(f) Subsidiary was dissolved prior to December 31, 2017.
(g) Underlying investment sold in 2017.
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

The property held by DT Stone Ridge, LLC was sold on September 27, 2017 and a distribution to the joint venture partner was completed in October 2017.  As a result, all of the Company's subsidiaries are wholly-owned.
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
DECEMBER 31, 2017

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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties which qualify as held for sale, separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. The Company had no rental properties included in assets held for sale as of December 31, 2017 and 2016.
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
As of December 31, 2017, the Company's real estate investments in Texas, Georgia, and California represented approximately 27%, 11%, and 17% of the net book value of its rental property assets, respectively. As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas, Georgia, and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2017, the Company had $133.0 million of deposits at various banks, $119.2 million of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of December 31, 2017, the total payments due under these obligations were $226,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

estimated cost to dispose of the asset. There were no impairment losses recorded on long lived assets during the years ended December 31, 2017, 2016 and 2015.
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
Allocation of the Purchase Price of Acquired and Foreclosed Assets
The company records the acquisition of real properties as business combinations. The cost of rental properties acquired directly as fee interests and through foreclosing on a loan are allocated to net tangible and intangible assets based on their relative fair values.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and to identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships. Fair value estimates are based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  In addition, the Company may obtain independent appraisal reports. The information in the appraisal reports along with the aforementioned information available to the Company's management is used in allocating the purchase price. The independent appraisers have no involvement in management's allocation decisions other than providing market information.
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
DECEMBER 31, 2017

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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company tested goodwill as of December 31, 2017 and found no indications of impairment.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and includes amounts expected to be received in later years.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $58.2 million and $95,000 for the years ending December 31, 2018 and 2019, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $440,000, $389,000, $318,000, $241,000, and $114,000 for the years ending December 31, 2018, 2019, 2020, 2021, and 2022, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units, however, included within rental income is other income such as pet fees, parking fees, and late fees, as well as property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs. The Company records the ancillary charges in the period they are earned or received and records the reimbursements in the period in which the related expenses are incurred. Total other income included within rental income was $12.6 million, $10.8 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

Tenant Receivables
Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2017 and 2016, there were allowances for uncollectible receivables of $149,300 and $5,200, respectively.
Income Taxes
The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2010. To maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2017 and 2016, the Company had no TRSs.
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
The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2013 and prior.
The Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017. The Company is continuing to evaluate this legislation but does not expect it to have a significant impact.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

Earnings Per Share
Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,995 shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2017 (were such date to represent the end of the contingency period).  For the purposes of calculating earnings per share, all common shares and per common share information in the financial statements have been adjusted retroactively for the effect of seven 1.5% stock distributions, two 0.75% stock distributions, one 0.585% stock distribution and two 0.5% stock distributions issued to stockholders. Common stock shares issued on the consolidated balance sheets have also been adjusted retroactively for the effect of these 12 distributions.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
Adoption of New Accounting Standards
Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company will adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  Due to the nature and timing of the Company’s identified revenue streams as of December 31, 2017, the Company does not anticipate the adoption of the new standards will have a material impact on its financial position or results of operations.
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
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

the Company beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the reporting of the Company's consolidated cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018, and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on the Company's consolidated financial statements and disclosures.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company believes all future acquisitions will be accounted for as asset acquisitions, not business acquisitions.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. Step 2 required that, if the carrying amount of a reporting unit exceeded its fair value, the implied fair value of the goodwill must be compared to the carrying amount in order to determine impairment. ASU No. 2017-04 will be effective for the Company beginning December 15, 2019. Early application is permitted. The Company is evaluating this guidance and assessing the impact of this guidance on its consolidated financial statements.
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
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Non-cash financing and investing activities:
Stock issued from distribution reinvestment plan	$27,114	$28,497	$28,959
Deferred financing costs and escrow deposits funded directly by mortgage notes and credit facility	2,145	2,619	11,167
Accrual for construction in progress	1,346	1,343	896

Non-cash activity related to sales:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	—	35,152	—
Mortgage notes payable settled directly with proceeds from sale of rental property	26,976	55,720	—

Non-cash activity related to acquisitions:
Mortgage notes payable and other liabilities assumed in acquisition of rental property	—	—	40,284
Mortgage notes payable used to acquire real property	118,705	—	—

Cash paid during the period for:
Interest	$26,458	$20,297	$20,752

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

NOTE 4 – RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31,
	2017	2016
Real estate taxes	$8,877	$6,853
Insurance	1,995	1,854
Capital improvements	2,530	1,570
Total	$13,401	$10,277
In addition, the Company had unrestricted cash designated for capital expenditures of approximately $86.9 million and $101.6 million as of December 31, 2017 and 2016, respectively.
NOTE 5 – RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	December 31,
	2017	2016

Land	$196,765	$176,418
Building and improvements	905,739	795,665
Furniture, fixtures and equipment	37,796	32,198
Construction in progress	6,297	5,983
	1,146,597	1,010,264
Less: accumulated depreciation	(147,708)	(107,810)
	$998,889	$902,454
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $48.7 million, $44.0 million, and $41.9 million, respectively.

NOTE 6 − OTHER INVESTMENTS

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

Loan held for investment, net:

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

was $700,000, excluding closing costs. As of both December 31, 2017 and December 31, 2016, the Trail Ridge Note was both current and performing.

In 2011, the Company also purchased, at a discount, a non-performing promissory note (the "Heatherwood Note”), which was secured by a first priority mortgage on multifamily rental apartment communities. The contract purchase price for the Heatherwood Note was $800,000, excluding closing costs. On August 18, 2011, the Company was the successful bidder at a foreclosure sale of the property collateralizing the Heatherwood Note. Possession of the Heatherwood Apartments was obtained in February 2012 and the property was subsequently sold in April 2013. On April 18, 2013, in connection with the sale of the Heatherwood Apartments, the Company originated an $800,000 mortgage loan (the "Heatherwood Sale Note") to the purchaser of the Heatherwood Apartments on the same date. In May 2015, the Company agreed to accept $583,000 from the borrower and apply $58,000 of escrow balances in full satisfaction of the loan. As such, the Company recorded a provision for loan loss of $130,000 during the year ended December 31, 2015 related to this payoff.
The following table presents details of the balance and terms of the Trail Ridge Note, the Company's remaining loan held for investment at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Unpaid principal balance	$934	$960
Unamortized discount and acquisition costs	(152)	(191)
Net book value	$782	$769

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8
The Company has evaluated the loan for impairment and determined that, as of December 31, 2017, it was not impaired.  There were no allowances for credit losses as of both December 31, 2017 and 2016. There were no charge-offs for the years ended December 31, 2017 and 2016.
NOTE 7 – ACQUISITIONS
Real Estate Investments
As of December 31, 2017, the Company owned 30 properties, including five of the 11 properties purchased on January 28, 2014 as part of the Paladin Realty Income Properties, Inc. (“Paladin”) portfolio acquisition. The Company estimated the fair values of certain of the acquired assets and liabilities based on preliminary valuations at the date of purchase. In order to finalize the fair values of the acquired assets and liabilities, a third-party appraisal was obtained for each property acquired. The Company has up to 12 months from the date of acquisition to finalize the valuation for each property. All valuations have been finalized as of December 31, 2017.
The table below summarizes the Company's wholly-owned acquisitions during the year ended December 31, 2017 and the respective fair values assigned (dollars in thousands):

				Fair Value Assigned
Multifamily Community Name	City and State	Date of Acquisition	Contractual Purchase Price (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets	Other Assets	Liabilities
Courtney Meadows Apartments	Jacksonville, FL	12/20/2017	$41,400	$6,159	$33,720	$629	$892	$8	$(58)
Terraces at Lake Mary	Lake Mary, GL	8/31/2017	$44,100	$5,402	$37,297	$433	$968	$—	$(423)
Green Trails Apartment Homes	Lisle, IL	5/31/2017	$78,000	$14,727	$61,283	$1,117	$1,695	$14	$(898)

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

Acquisitions
The Company acquired three properties during the year ended December 31, 2017. The tables below present the total revenues, net loss, and acquisition costs of the Company's acquisitions during the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2017 Acquisitions:
Green Trails Apartment Homes	$4,128	$(1,920)	$(1,774)
Terraces at Lake Mary	1,394	(1,424)	(1,290)
Courtney Meadows Apartments	103	(879)	(1,217)
Various properties	—	—	(188)	(1)
	$5,625	$(4,223)	$(4,469)

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2016 Acquisitions:
Providence in the Park	$193	$(781)	$(1,509)
Various properties	—	—	(73)	(1)
	$193	$(781)	$(1,582)

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2015 Acquisitions:
South Lamar Village	$2,086	$(1,580)	$(692)
Heritage Pointe	3,019	(2,173)	(1,005)
Yorba Linda	4,584	(3,405)	(2,761)
Point Bonita Apartment Homes	2,431	(2,144)	(1,353)
	$12,120	$(9,302)	$(5,811)

(1)	Acquisition fees paid related to additional investments in properties to fund additional capital reserves.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

NOTE 8 – DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The following table presents details of our disposition and deconsolidation activity during the years ended December 31, 2017, 2016, and 2015 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests	Revenues Attributable to Properties Sold	Net Income Attributable to Properties Sold
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922	$823	$6,657
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513	473	1,441
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035	1,653	11,037
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265	1,291	3,060
			$61,484	$22,735	$4,240	$22,195

2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897	$365	$9,942
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066	220	1,125
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792	386	6,629
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605	1,010	5,757
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096	1,548	4,325
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601	2,615	17,739
			$140,004	$45,057	$6,144	$45,517

2015 Dispositions:
The Alcove Apartments	Houston, Texas	January 26, 2015	$11,050	$3,784	$199	$3,819
107th Avenue Apartments	Omaha, Nebraska	January 29, 2015	250	50	3	50
The Redford Apartments	Houston, Texas	February 27, 2015	32,959	15,303	1,274	15,652
Cityside Apartments	Houston, Texas	March 2, 2015	24,500	10,028	701	10,290
One Hundred Chevy Chase	Lexington, Kentucky	June 30, 2015	13,500	4,386	828	4,027
The Reserve at Mt. Moriah	Memphis, Tennessee	September 18, 2015	5,425	2,490	1,135	2,202
			$87,684	$36,041	$4,140	$36,040

(1)
On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net income (loss) attributable to properties sold presented includes $6.3 million attributable to noncontrolling interests.

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The value of the acquired in-place leases totaled $1.8 million and $1.9 million as of December 31, 2017 and 2016, respectively, net of accumulated amortization of $26.6 million and $24.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases is five months and seven months as of December 31, 2017 and 2016, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes for the years ended December 31, 2018, 2019, 2020, and 2021 are $14,000, $13,000, $9,000, and $5,000, respectively, and none thereafter.  Amortization of the rental and antennae leases for the years ended December 31, 2017, 2016, and 2015 was $3.6 million, $228,000, and $6.4 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

The following table presents the Company's expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter (in thousands):

2018	$1,770
2019	13
2020	9
2021	4
Thereafter	—
$1,796

NOTE 10 – GOODWILL

The following table presents a rollforward of the Company's activity in goodwill for the years ended December 31, 2017 and 2016 (in thousands):

Balance, January 1, 2016	$1,231
Activity - 2016: Sale of Conifer Place, Champion Farms, and Fieldstone	(520)
Balance, December 31, 2016	711
Activity - 2017: Sale of Stone Ridge	(41)
Balance, December 31, 2017	$670

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

NOTE 11 – MORTGAGE NOTES PAYABLE, NET
The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2017				December 31, 2016
	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Collateral
Vista Apartment Homes	$14,896	$—	$(140)	$14,756	$15,225	$—	$(178)	$15,047
Cannery Lofts	13,100	—	(165)	12,935	13,100	—	(197)	12,903
Deerfield	—	—	—	—	10,359	—	(125)	10,234
Trailpoint at the Woodlands	18,368	—	(188)	18,180	18,690	—	(222)	18,468
Verona Apartment Homes	32,970	—	(475)	32,495	32,970	—	(532)	32,438
Skyview Apartment Homes	28,400	—	(413)	27,987	28,400	—	(462)	27,938
Maxwell Townhomes	13,342	—	(109)	13,233	13,602	—	(137)	13,465
Pinehurst	7,339	—	(128)	7,211	7,350	—	(154)	7,196
Pheasant Run	6,250	—	—	6,250	6,250	43	(9)	6,284
Retreat of Shawnee	12,682	7	(2)	12,687	12,893	85	(23)	12,955
Evergreen at Coursey Place	26,639	77	(75)	26,641	27,107	100	(96)	27,111
Pines of York	14,717	(235)	(44)	14,438	14,999	(299)	(56)	14,644
Estates at Johns Creek	48,603	—	(286)	48,317	49,596	—	(405)	49,191
Chisholm Place	—	—	—	—	11,587	—	(143)	11,444
Perimeter Circle	16,923	—	(84)	16,839	17,298	—	(143)	17,155
Perimeter 5550	13,356	—	(70)	13,286	13,651	—	(118)	13,533
Aston at Cinco Ranch	22,942	—	(210)	22,732	23,367	—	(268)	23,099
Sunset Ridge 1	19,254	189	(150)	19,293	19,699	259	(205)	19,753
Sunset Ridge 2	2,890	26	(19)	2,897	2,948	35	(26)	2,957
Calloway at Las Colinas	34,396	—	(241)	34,155	35,083	—	(306)	34,777
South Lamar Village	12,177	—	(80)	12,097	12,435	—	(131)	12,304
Heritage Pointe	25,912	—	(284)	25,628	26,280	—	(327)	25,953
Yorba Linda	67,500	—	(461)	67,039	67,500	—	(661)	66,839
Point Bonita Apartment Homes	26,525	1,660	(285)	27,900	26,907	1,966	(338)	28,535
Stone Ridge	—	—	—	—	5,227	—	(130)	5,097
The Westside Apartments	36,820	—	(390)	36,430	36,820	—	(448)	36,372
Tech Center Square	12,141	—	(164)	11,977	12,375	—	(196)	12,179
Williamsburg	53,995	—	(706)	53,289	53,995	—	(828)	53,167
Retreat at Rocky Ridge	11,375	—	(223)	11,152	11,375	—	(261)	11,114
Providence in the Park	47,000	—	(524)	46,476	—	—	—	—
Green Trails Apartment Homes	61,500	—	(667)	60,833	—	—	—	—
Meridian Pointe	39,500	—	(588)	38,912	—	—	—	—
Terraces at Lake Mary	32,250	—	(377)	31,873	—	—	—	—
Courtney Meadows Apartments	27,100	—	(367)	26,733	—	—	—	—
	$800,862	$1,724	$(7,915)	$794,671	$627,088	$2,189	$(7,125)	$622,152

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

The following table presents additional information about the Company's mortgage notes payable, net, at December 31, 2017 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	3.85%	(1)(5)	$72	$16
Cannery Lofts	11/1/2023	4.10%	(1)(3)	42	26
Trailpoint at the Woodlands	11/1/2023	3.97%	(1)(4)	83	47
Verona Apartment Homes	10/1/2026	3.92%	(1)(3)	100	40
Skyview Apartment Homes	10/1/2026	3.92%	(1)(3)	86	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	3.98%	(1)(3)	34	15
Pheasant Run	10/1/2018	4.06%	(2)(3)(7)	18	12
Retreat of Shawnee	2/1/2019	5.58%	(2)(5)(8)	78	29
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	77
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	3.44%	(1)(4)	114	43
Yorba Linda	6/1/2020	3.31%	(1)(3)	203	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	3.68%	(1)(3)	121	69
Tech Center Square	6/1/2023	4.14%	(1)(5)	58	24
Williamsburg	1/1/2024	3.94%	(1)(3)	165	167
Retreat at Rocky Ridge	1/1/2024	4.02%	(1)(3)	36	23
Providence in the Park	2/1/2024	3.86%	(1)(3)(6)	141	138
Green Trails Apartment Homes	6/1/2024	3.55%	(1)(3)(6)	168	79
Meridian Pointe	8/1/2024	3.46%	(1)(3)(6)	104	56
Terraces at Lake Mary	9/1/2024	3.47%	(1)(3)(6)	86	46
Courtney Meadows Apartments	1/1/2025	3.40%	(1)(3)(6)	76	51

(1) Variable rate based on one-month LIBOR of 1.56425% (as of December 31, 2017) plus applicable margin.
(2) Fixed rate.
(3) Monthly interest-only payment currently required.
(4) Monthly fixed principal plus interest payment required.
(5) Fixed monthly principal and interest payment required.
(6) New debt placed during the year ended December 31, 2017.
(7) Automatic extension to October 1, 2018 occurred on October 1, 2017 at which time the fixed interest rate converted to a variable rate.
(8) Automatic extension to February 1, 2019 occurred on February 1, 2018 at which time the fixed interest rate converted to a variable rate.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at fair value. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the years ended December 31, 2017, 2016, and 2015, interest expense was reduced by $465,000, $485,000, and $779,000, respectively, for the amortization of the premium or discount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five years ending December 31, and thereafter (in thousands):

2018	$14,005
2019	64,215
2020	144,695
2021	102,886
2022	35,529
Thereafter	439,532
$800,862
     The mortgage notes payable are recourse only with respect to the properties that secure the notes, subject to certain limited standard exceptions, as defined in each mortgage note. The Company has guaranteed the mortgage notes by executing a guarantee with respect to the properties.  These exceptions are referred to as “carveouts.”  In general, carveouts relate to damages suffered by the lender for a borrower’s failure to pay rents, insurance or condemnation proceeds to lender, failure to pay water, sewer and other public assessments or charges, failure to pay environmental compliance costs or to deliver books and records, in each case as required in the loan documents.  The exceptions also require the Company to guarantee payment of audit costs, lender’s enforcement of its rights under the loan documents and payment of the loan if the borrower voluntarily files for bankruptcy or seeks reorganization, or if a related party of the borrower does so with respect to the subsidiary. The Company has also guaranteed the completion and payment of costs of completion of no less than $7.0 million of renovations to The Estates at Johns Creek by July 1, 2018. These renovations were completed as of December 31, 2017, and the guaranty was released.
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan as of December 31, 2017.
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
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the years ended December 31, 2017, 2016, and 2015, $1.9 million, $1.8 million, and $1.5 million, respectively, of amortization of deferred financing costs were included in interest expense. Accumulated amortization as of December 31, 2017 and 2016 was $4.0 million and $2.6 million, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter (in thousands):

2018	$1,683
2019	1,580
2020	1,302
2021	1,067
2022	871
Thereafter	1,412
$7,915
NOTE 12 – CREDIT FACILITY
 The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017 and was closed; all collateral subject to the revolving credit line was released. For the year ended December 31, 2017, the Company paid an unused line of credit fee to Bank of America of $250,000, which is included in interest expense in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2017 and 2016, the Company had weighted average borrowings of $0 and $6.8 million, respectively, under the Bank of America Credit Facility. The interest rate of the line was LIBOR plus 3.0%, and the weighted average interest rate for the borrowings in 2016 was 3.44%
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt. During the years ended December 31, 2017, 2016, and 2015, $0, $321,000, and $327,000, respectively, of amortization of deferred financing costs were included in interest expense. Deferred financing costs were fully amortized on the date of maturity. Accumulated amortization as of December 31, 2017 and 2016 was $0 and $857,000, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

Balance, January 1, 2015	$(266)
Unrealized loss on designated derivatives	(174)
Balance, December 31, 2015	(440)
Reclassification adjustment for realized loss on designated derivatives	105
Unrealized loss on designated derivatives	(10)
Balance, December 31, 2016	(345)
Reclassification adjustment for realized loss on designated derivatives	163
Unrealized loss on designated derivatives	(380)
Balance, December 31, 2017	$(562)
NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the years ended December 31, 2017 and 2016, the Company paid $1.0 million and $1.8 million into the insurance pools.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

General liability loss pool. The Company's properties participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated, and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.
Internal audit fees. RAI performs internal audit services for the Company.
Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III  managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $304,047 in connection with this insurance program during the year ended December 31, 2017.
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
DECEMBER 31, 2017

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
The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	As of December 31,
	2017	2016
Due from related parties:
RAI and affiliates	$371	$1,375

Due to related parties:
Advisor:
Asset management fees	$15	$—
Operating expense reimbursements	32	1,285
Subtotal, due to Advisor	47	1,285
Manager:
Property management fees	476	456
Operating expense reimbursements	196	314
Subtotal, due to Manager	672	770
Total, due to related parties	$719	$2,055

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$3,670	$1,452	$5,179
Asset management fees (2)	11,352	10,484	10,240
Disposition fees (3)	361	686	1,140
Debt financing fees (4)	1,036	532	697
Overhead allocation (5)	4,442	5,621	3,733
Internal audit fees (5)	69	44	41

Manager :
Property management fees (2)	$5,589	$5,137	$4,748
Construction management fees (6)	764	926	1,895
Construction payroll reimbursements (6)	191	310	483
Information technology fees (5)	—	418	365
Operating expense reimbursements (7)	1,015	2,273	2,174
Debt servicing fees (2)	2	15	33

Other:
Ledgewood (5)	$—	$121	$169
The Planning & Zoning Resource Company (1)	4	—	—
Graphic Images (5)	9	91	59

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

NOTE 15 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2017 and 2016, no shares of preferred stock were issued and outstanding.
Common Stock
As of December 31, 2017, the Company had issued an aggregate of 77,457,551 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	11,560,597	118,502
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	77,457,551	$753,316
Shares redeemed and retired	(6,158,084)
Total shares outstanding as of December 31, 2017	71,299,467

(1)    Includes 276,056 shares held by the Advisor.
Convertible Stock
As of December 31, 2017 and 2016, the Company had 49,995 and 50,000 shares, respectively, of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 932 shares at December 31, 2017.  In 2017, the Company repurchased and retired five shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
DECEMBER 31, 2017

(2)
the sum of the aggregate issue price of those outstanding shares plus a 6% cumulative, non-compounded, annual return on the issue price of those outstanding shares as of the date of the event triggering the conversion, divided by

(B)
the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion. As of December 31, 2017, no triggering events have occurred.

Redemption of Securities
During the year ended December 31, 2017, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2017	—	—
February 2017	—	—
March 2017	696	$10.83
April 2017	—	—
May 2017	—	—
June 2017	957	$10.94
July 2017	—	—
August 2017	—	—
September 2017	681	$10.94
October 2017	—	—
November 2017	—	—
December 2017	856	$10.94
3,190

(1)    All redemptions of equity securities by the Company during the year ended December 31, 2017 were made pursuant to the Company's share redemption program.
All redemption requests tendered were honored during the year ended December 31, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

Distributions
For the year ended December 31, 2017, the Company paid aggregate distributions of $43.0 million, including $15.9 million of distributions paid in cash and $27.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2017	$0.05	January 31, 2017	$2,329	$1,272	$3,601
February 27, 2017	0.05	February 28, 2017	2,308	1,303	3,611
March 30, 2017	0.05	March 31, 2017	2,274	1,314	3,588
April 27, 2017	0.05	April 28, 2017	2,273	1,324	3,597
May 30, 2017	0.05	May 31, 2017	2,258	1,350	3,608
June 29, 2017	0.05	June 30, 2017	2,249	1,322	3,571
July 28, 2017	0.05	July 31, 2017	2,247	1,333	3,580
August 30, 2017	0.05	August 31, 2017	2,250	1,340	3,590
September 28, 2017	0.05	September 29, 2017	2,233	1,335	3,568
October 30, 2017	0.05	October 31, 2017	2,237	1,339	3,576
November 29, 2017	0.05	November 30, 2017	2,239	1,349	3,588
December 28, 2017	0.05	December 29, 2017	2,217	1,338	3,555
	$0.60		$27,114	$15,919	$43,033
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
DECEMBER 31, 2017

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate caps	$—	$49	$—	$49
	$—	$49	$—	$49

December 31, 2016
Assets:
Interest rate caps	$—	$242	$—	$242
	$—	$242	$—	$242
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$782	$1,057	$769	$1,104
Mortgage notes payable- outstanding borrowings	(800,862)	(802,523)	(627,088)	(620,578)
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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 18 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2017

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017, the Company had a loss of $162,636 due to hedge ineffectiveness. During the year ended December 31, 2016, the Company had a loss of $104,941 due to hedge ineffectiveness related to the sales of Nesbit Palisades and Ivy at Clear Creek.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At December 31, 2017, the Company estimates that an additional $203,188 will be reclassified as an increase to interest expense over the next 12 months.

As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	18	$477,825	January 1, 2018 to January 1, 2021

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$49	Prepaid expenses and other assets	$242	—	$—	—	$—
NOTE 18 – OPERATING EXPENSES
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2017 were in compliance with the charter imposed limitation.
Allocated payroll expense associated with a portion of the compensation paid by the Advisor or its affiliates to the Company's executive officers was included in general and administrative in the consolidated statements of operations and comprehensive (loss) income and was reimbursed to the Advisor during the years ended December 31, 2017 and 2016. This expense is included in "overhead allocation" in Note 14.
NOTE 19 – INSURANCE PROCEEDS IN EXCESS OF COST BASIS
For the year ended December 31, 2017, there were $150,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss) received in 2017 from casualties that occurred in prior years at Evergreen at Coursey, Verona Apartment Homes, Skyview Apartment Homes, Meridian Pointe, Chisholm Place and Perimeter Circle.
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
DECEMBER 31, 2017

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
NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2017	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$30,205	$31,030	$32,333	$32,121
Net income (loss) attributable to common stockholders	(8,866)	(3,162)	2,191	(12,132)

Net income (loss) per common share	$(0.12)	$(0.04)	$0.03	$(0.18)

Quarterly Results for 2016	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$30,556	$30,721	$28,575	$28,515
Net income (loss)	8,480	2,427	9,637	(10,173)
Less: net (income) loss attributable to noncontrolling interests	(6,281)	(25)	—	—
Net income (loss) attributable to common stockholders	2,199	2,402	9,637	(10,173)

Net income (loss) per common share	$0.03	$0.03	$0.14	$(0.14)
NOTE 21 – SUBSEQUENT EVENTS

On January 29, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on January 30, 2018. On February 1, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on February 27, 2018 and March 29, 2018. Such distributions were or are to be paid on January 31, February 28, and April 2, 2018.

On February 12, 2018, the Company entered into an agreement to purchase Addison at Sandy Spring Apartments, a 236 unit multifamily apartment complex in Sandy Springs, Georgia for $34.0 million with an expected closing date in the second quarter of 2018.

On March 12, 2018, the Company entered into an agreement to purchase Bristol at Grapevine Apartments, a 376 unit multifamily apartment complex in Grapevine, Texas for $44.7 million with an expected closing date in the second quarter of 2018.

On March 26, 2018, the Company's Board of Directors approved $11.0 million of redemption requests from investors.

On March 28, 2018, the Company's Board of Directors approved and adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, the Company will redeem shares at a purchase price equal to 95% of the current net asset value per share redeemed. The Amended SRP will be effective for all redemptions occurring after April 29, 2018. In addition, the Board approved and adopted a Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, shares will be sold at a price equal to 95% of the current per share net asset value.  The Amended DRP will be effective for all DRP issuances after April 8, 2018.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2017 (in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Residential	$14,897	$11,076	$4,508	$15,584	$(4,734)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA
Residential	13,100	8,273	1,759	10,032	(2,640)	1838	5/13/2011	3 - 27.5 years
Dayton, OH
Residential	53,995	39,341	13,008	52,349	(16,531)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH
Residential	11,375	8,064	3,672	11,736	(2,796)	1986	4/18/2013	3 - 27.5 years
Hoover, AL
Residential	18,368	26,496	4,075	30,571	(6,631)	1981	6/24/2013	3 - 27.5 years
Houston, TX
Residential	36,820	31,001	5,438	36,439	(6,876)	1984	7/25/2013	3 - 27.5 years
Plano, TX
Residential	12,141	17,583	2,759	20,342	(4,038)	1985	9/9/2013	3 - 27.5 years
Newport News, VA
Residential	32,970	23,321	10,091	33,412	(5,565)	1985	9/30/2013	3 - 27.5 years
Littleton, CO
Residential	28,400	29,509	(1,735)	27,774	(4,958)	1985	9/30/2013	3 - 27.5 years
Westminster, CO
Residential	13,342	21,831	6,359	28,190	(6,295)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX
Residential (2)	39,500	32,142	5,354	37,496	(6,396)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN
Residential	48,603	69,111	8,946	78,057	(12,336)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA
Residential	26,639	42,001	1,075	43,076	(7,048)	2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA
Residential	16,923	28,911	3,199	32,110	(4,620)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	13,356	21,796	3,214	25,010	(3,622)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2017 (in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	22,942	31,385	3,147	34,532	(4,992)	2000	6/26/2014	3 - 27.5 years
Katy, TX
Residential	12,682	18,250	1,222	19,472	(3,645)	1984	7/1/2014	3 - 27.5 years
Shawnee, KS
Residential	6,250	11,898	583	12,481	(2,374)	1985	7/1/2014	3 - 27.5 years
Lee's Summit, MO
Residential	7,338	9,691	799	10,490	(2,024)	1983	7/1/2014	3 - 27.5 years
Kansas City, MO
Residential	22,145	34,554	5,952	40,506	(5,064)	1949	9/4/2014	3 - 27.5 years
San Antonio, TX
Residential	34,395	47,075	6,691	53,766	(7,329)	1984	9/29/2014	3 - 27.5 years
Irving, TX
Residential	14,717	21,204	580	21,784	(3,153)	1974	11/25/2014	3 - 27.5 years
Yorktown, VA
Residential	12,177	23,370	5,192	28,562	(3,307)	1981	2/26/2015	3 - 27.5 years
Austin, TX
Residential	25,912	35,070	5,773	40,843	(4,318)	1986	3/19/2015	3 - 27.5 years
Gilbert, AZ
Residential	67,500	116,036	8,177	124,213	(8,459)	1986	6/1/2015	3 - 27.5 years
Orange County, CA
Residential	26,525	50,365	4,542	54,907	(3,633)	1988	6/16/2015	3 - 27.5 years
Chula Vista, CA
Residential	47,000	61,490	1,304	62,794	(2,317)	1997	12/22/2016	3 - 27.5 years
Arlington, TX
Residential	61,500	77,127	259	77,386	(1,506)	1988	5/31/2017	3 - 27.5 years
Lisle, IL
Residential	32,250	43,132	(396)	42,736	(501)	1998	8/31/2017	3 - 27.5 years
Lake Mary, FL

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. SCHEDULE III Real Estate and Accumulated Depreciation December 31, 2017 (in thousands) (Continued)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Residential	27,100	40,508	(561)	39,947	—	2001	12/20/2017	3 - 27.5 years
Jacksonville, FL
	$800,862	$1,031,611	$114,986	$1,146,597	$(147,708)

	For the Years Ended
	December 31,
	2017	2016	2015
Investments in Rental Properties:
Balance, beginning of the period	$1,010,264	$1,063,211	$857,151
Acquisitions	160,767	61,490	224,841
Improvements, etc.	21,592	28,024	43,018
Dispositions during the period	(46,026)	(142,461)	(61,799)
Balance, close of the period (1)	$1,146,597	$1,010,264	$1,063,211

Accumulated depreciation:
Balance, beginning of the period	$(107,810)	$(77,363)	$(45,133)
Sales	8,146	12,737	9,031
Disposals	685	819	652
Depreciation	(48,729)	(44,003)	(41,913)
Balance, close of the period (1)	$(147,708)	$(107,810)	$(77,363)
`

(1)    Includes properties held for sale at 12/31/2015.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
SCHEDULE IV
Mortgage Loans on Real Estate
December 31, 2017
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$1,058	$782	$—
					$1,058	$782	$—

Year Ended
December 31, 2017
Balance, beginning of the period	$769
Interest accretion	39
Principal reductions	(26)
Balance, end of the period	$782