Form 10-Q
period 2018-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2018-05-10
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 7, 2018, there were 71,112,381 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$990,609	$998,889
Loan held for investment, net	784	782
Identified intangible assets, net	712	1,796
Total investments	992,105	1,001,467

Cash	97,485	117,660
Restricted cash	7,318	13,401
Subtotal- cash and restricted cash	104,803	131,061
Due from related parties	1,102	371
Tenant receivables, net	188	251
Deposits	2,333	227
Prepaid expenses and other assets	4,337	1,745
Goodwill	670	670
Total assets	$1,105,538	$1,135,792

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$793,258	$794,671
Accounts payable	503	791
Accrued expenses and other liabilities	7,462	8,074
Accrued real estate taxes	5,483	9,195
Due to related parties	790	719
Tenant prepayments	1,303	1,178
Security deposits	2,636	2,572
Distribution payable	3,535	—
Total liabilities	$814,970	$817,200

Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 77,862,118 and 77,457,551 shares issued, respectively; and 70,697,839 and 71,299,467 shares outstanding, respectively)	707	713
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized and issued; 49,995 shares outstanding)	1	1
Additional paid-in capital	629,177	635,748
Accumulated other comprehensive loss	(380)	(562)
Accumulated deficit	(338,937)	(317,308)
Total stockholders’ equity	290,568	318,592
Total liabilities and stockholders' equity	$1,105,538	$1,135,792

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$30,416	$27,994
Utility income	1,994	1,672
Ancillary tenant fees	487	497
Interest and dividend income	74	42
Total revenues	32,971	30,205

Expenses:
Rental operating - expenses	6,850	5,899
Rental operating - payroll	3,379	3,661
Rental operating - real estate taxes	3,855	3,652
Subtotal - Rental operating expenses	14,084	13,212
Acquisition costs	9	—
Management fees	4,569	4,064
General and administrative	2,843	3,007
Loss on disposal of assets	108	78
Depreciation and amortization expense	14,337	12,578
Total expenses	35,950	32,939
Loss before other income (expense)	(2,979)	(2,734)

Other income (expense):
Interest expense	(8,123)	(6,201)
Insurance proceeds in excess of cost basis	153	69
Total other (expense) income	(7,970)	(6,132)

Net loss	(10,949)	(8,866)

Other comprehensive loss:
Reclassification adjustment for realized loss on designated derivatives	37	23
Designated derivatives, fair value adjustments	145	(227)
Total other comprehensive income (loss)	182	(204)
Comprehensive loss	(10,767)	(9,070)

Weighted average common shares outstanding	71,439	72,197
Basic and diluted loss per common share:
Net loss per common share	$(0.15)	$(0.12)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through distribution reinvestment plan	405	4	—	—	4,427	—	—	4,431
Distributions declared	—	—	—	—	—	—	(10,680)	(10,680)
Common stock redemptions	(1,006)	(10)	—	—	(10,998)	—	—	(11,008)
Other comprehensive income	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	(10,949)	(10,949)
Balance at March 31, 2018	70,698	$707	50	$1	$629,177	$(380)	$(338,937)	$290,568

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,949)	$(8,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	108	78
Casualty (gains) losses	(155)	90
Depreciation and amortization	14,337	12,578
Amortization of deferred financing costs	421	424
Amortization of debt premium (discount)	(91)	(119)
Realized loss on change in fair value of interest rate cap	36	—
Accretion of discount and direct loan fees and costs	(6)	(11)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	63	(9)
Deposits	—	68
Prepaid expenses and other assets	(2,446)	(571)
Due to/from related parties, net	(660)	(1,437)
Accounts payable and accrued expenses	(5,833)	(3,081)
Tenant prepayments	125	70
Security deposits	64	1
Net cash used in operating activities	(4,986)	(785)

Cash flows from investing activities:
Acquisition deposits	(2,106)	—
Insurance proceeds received for casualty losses	155	—
Capital expenditures	(3,860)	(3,944)
Principal payments received on loans held for investment	4	7
Net cash used in investing activities	(5,807)	(3,937)

Cash flows from financing activities:
Redemptions of common stock	(11,008)	(7,539)
Borrowings on mortgages	—	46,286
Principal repayments on mortgages	(1,743)	(1,601)
Distributions paid on common stock	(2,714)	(3,889)
Net cash (used in) provided by financing activities	(15,465)	33,257
Net (decrease) increase in cash and restricted cash	(26,258)	28,535
Cash and restricted cash at beginning of period	131,061	125,119
Cash and restricted cash at end of period	$104,803	$153,654

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 for the purpose of owning a diversified portfolio of discounted U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) has been engaged to manage the day-to-day operations of the Company.
RAI is a wholly-owned subsidiary of C-III Capital Partners LLC, ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by the Advisor.
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2017 and 2016, the Company issued approximately 5.1 million additional shares for $55.6 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2018, the Company issued approximately 405,000 additional shares for $4.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.
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
MARCH 31, 2018
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
MARCH 31, 2018
(unaudited)

Segment Reporting
The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which replaces most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company beginning January 1, 2018. The adoption of the new requirements did not have a material impact on the reporting of the Company's consolidated cash flows.
In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018, and the adoption of ASU No. 2016-18 did not have a material effect on the Company's consolidated financial statements and disclosures. As a result of adopting the new guidance, $4.2 million and $52,000 of restricted cash, which were previously included as operating cash inflows and investing cash outflows within the consolidated statements of cash flows for the three months ended March 31, 2017, respectively, have been removed and are now included in the cash and restricted cash line items at the beginning and end of the period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  ASU No. 2017-01 is effective for the Company beginning January 1, 2018. The Company believes all future acquisitions will be accounted for as asset acquisitions, not business combinations.
Accounting Standards Issued But Not Yet Effective
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of a parking space lease and office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.
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
Assets Held for Sale
The Company presents the assets and liabilities of any rental properties that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Both the real estate and the corresponding liabilities are presented separately in the consolidated balance sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2018 and December 31, 2017, the Company had no rental properties included in assets held for sale.
Rental Properties
The Company records acquired rental properties at fair value on their respective acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

Buildings	27.5 years
Building improvements	5.0 to 27.5 years
Furniture, fixtures, and equipment	3.0 to 5.0 years
Tenant improvements	Shorter of lease term or expected useful life
Lease intangibles	Remaining term of related lease

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
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of March 31, 2018, the payments due under these obligations totaled $209,000.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment charges recorded on long-lived assets during the three months ended March 31, 2018 and 2017.
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
Allocation of the Purchase Price of Acquired and Foreclosed Assets
On January 1, 2018, the Company adopted ASU 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.
Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.
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
The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if it were vacant.  Management’s estimates of value are determined by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2018.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $61.7 million and $728,000 for the 12 month periods ending March 31, 2019 and 2020, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $433,000, $379,000, $286,000, $227,000, and $66,000 for the 12 month periods ending March 31, 2019, 2020, 2021, 2022, and 2023, respectively, and none thereafter.
Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary tenant fees for administration of leases, late payments, amenities, and revenue sharing arrangements of cable income from contracts with

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

cable providers at the Company's properties. As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in Accrued expenses and other liabilities on the consolidated balance sheets at March 31, 2018 is a $523,000 contract liability relating to contracts with cable providers. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the three months ended March 31, 2018, $19,213 of revenue from the contract liability was recognized into income.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of March 31, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $29,900 and $149,300, respectively.
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
The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of March 31, 2018 and December 31, 2017, the Company had no TRSs.

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

Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs),

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

generally effective for taxable years beginning after December 31, 2017. The Company is continuing to evaluate this legislation, but does not expect it to have a significant impact.
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,995 shares of convertible stock (see Note 12) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2018 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$4,431	$6,911
Cash distributions on common stock declared but not yet paid	$3,535	$—
Deferred financing costs funded directly by mortgage notes	$—	$220
Accruals for construction in progress	$1,221	$1,072

Cash paid during the period for:
Interest	$7,565	$5,532
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2018	December 31, 2017
Real estate taxes	$4,457	$8,876
Insurance	433	1,995
Capital improvements	2,428	2,530
Total	$7,318	$13,401
In addition, the Company had unrestricted cash earmarked for capital expenditures of $28.1 million and $31.3 million as of March 31, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	March 31, 2018	December 31, 2017
Land	$196,765	$196,765
Building and improvements	912,934	905,739
Furniture, fixtures and equipment	39,643	37,796
Construction in progress	2,097	6,297
	1,151,439	1,146,597
Less: accumulated depreciation	(160,830)	(147,708)
	$990,609	$998,889
Depreciation expense for the three months ended March 31, 2018 and 2017 was $13.3 million and $11.8 million, respectively.
NOTE 6 - LOAN HELD FOR INVESTMENT, NET
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both March 31, 2018 and December 31, 2017, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Unpaid principal balance	$930	$934
Unamortized discount and acquisition costs	(146)	(152)
Net book value	$784	$782

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of March 31, 2018, it was not impaired.  There were no allowances for credit losses as of both March 31, 2018 and December 31, 2017. There were no charge-offs for the both the three months ended March 31, 2018 and the three months ended March 31, 2017.
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $712,000 and $1.8 million as of March 31, 2018 and December 31, 2017, respectively, net of accumulated amortization of $27.7 million and $26.6 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was three months and five months as of March 31, 2018 and December 31, 2017, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes for the years ending March 31, 2019, 2020, 2021, and 2022 are $14,000, $13,000, $7,000, $3,000, respectively, and none thereafter. Amortization of the apartment unit rental and antennae leases for the three months ended March 31, 2018 and 2017 was $1.1 million and $810,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending March 31, and thereafter (in thousands):

2019	$689
2020	13
2021	7
2022	3
2023	—
Thereafter	—
$712

As of both March 31, 2018 and December 31, 2017, the Company had $670,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

NOTE 8 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,818	$—	$(131)	$14,687	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(158)	12,942	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,287	—	(179)	18,108	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(461)	32,509	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(400)	28,000	28,400	—	(413)	27,987
Maxwell Townhomes	13,273	—	(102)	13,171	13,342	—	(109)	13,233
Pinehurst	7,306	—	(122)	7,184	7,339	—	(128)	7,211
Pheasant Run	6,250	—	—	6,250	6,250	—	—	6,250
Retreat of Shawnee	12,621	—	—	12,621	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,513	72	(70)	26,515	26,639	77	(75)	26,641
Pines of York	14,643	(220)	(41)	14,382	14,717	(235)	(44)	14,438
The Estates at Johns Creek	48,349	—	(257)	48,092	48,603	—	(286)	48,317
Perimeter Circle	16,825	—	(70)	16,755	16,923	—	(84)	16,839
Perimeter 5550	13,279	—	(58)	13,221	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,829	—	(196)	22,633	22,942	—	(210)	22,732
Sunset Ridge 1	19,137	172	(136)	19,173	19,254	189	(150)	19,293
Sunset Ridge 2	2,875	23	(18)	2,880	2,890	26	(19)	2,897
Calloway at Las Colinas	34,215	—	(225)	33,990	34,396	—	(241)	34,155
South Lamar Village	12,109	—	(69)	12,040	12,177	—	(80)	12,097
Heritage Pointe	25,774	—	(273)	25,501	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(412)	67,088	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,421	1,586	(272)	27,735	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(378)	36,442	36,820	—	(390)	36,430
Tech Center Square	12,085	—	(155)	11,930	12,141	—	(164)	11,977
Williamsburg	53,995	—	(675)	53,320	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(213)	11,162	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(502)	46,498	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(641)	60,859	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(565)	38,935	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(363)	31,887	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(352)	26,748	27,100		(367)	26,733
	$799,119	$1,633	$(7,494)	$793,258	$800,862	$1,724	$(7,915)	$794,671

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.17%	(1)(5)	$72	$17
Cannery Lofts	11/1/2023	4.42%	(1)(3)	42	26
Trailpoint at the Woodlands	11/1/2023	4.29%	(1)(4)	83	47
Verona Apartment Homes	10/1/2026	4.24%	(1)(3)	100	40
Skyview Apartment Homes	10/1/2026	4.24%	(1)(3)	86	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.30%	(1)(3)	34	15
Pheasant Run	10/1/2018	4.38%	(1)(3)(6)	19	12
Retreat of Shawnee	2/1/2019	4.38%	(1)(7)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	3.76%	(1)(4)	113	43
The Bryant at Yorba Linda	6/1/2020	3.63%	(1)(3)	221	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.00%	(1)(3)	137	69
Tech Center Square	6/1/2023	4.46%	(1)(5)	58	24
Williamsburg	1/1/2024	4.26%	(1)(3)	180	167
Retreat at Rocky Ridge	1/1/2024	4.34%	(1)(3)	39	23
Providence in the Park	2/1/2024	4.18%	(1)(3)	148	138
Green Trails Apartment Homes	6/1/2024	3.87%	(1)(3)	168	79
Meridian Pointe	8/1/2024	3.78%	(1)(3)	104	56
Terraces at Lake Mary	9/1/2024	3.79%	(1)(3)	86	46
Courtney Meadows Apartments	1/1/2025	3.72%	(1)(3)	74	51

(1)	Variable rate based on one-month LIBOR of 1.8831% (as of March 31, 2018) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	Automatic extension to October 1, 2018 occurred on October 1, 2017 at which time the fixed interest rate converted to a variable rate.

(7)	Automatic extension to February 1, 2019 occurred on February 1, 2018 at which time the fixed interest rate converted to a variable rate.
Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2018 and 2017, interest expense was reduced by $91,000 and $119,000, respectively, for the amortization of the premium or discount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property as named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.
The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending March 31, and thereafter (in thousands):

2019	$26,950
2020	52,770
2021	144,593
2022	127,892
2023	9,918
Thereafter	436,996
$799,119

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
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. The Company was in compliance with all covenants related to this loan as of March 31, 2018.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2018 and March 31, 2017, $421,000 and $380,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2018 and December 31, 2017 was $4.4 million and $4.0 million, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter (in thousands):

2019	$1,674
2020	1,538
2021	1,205
2022	1,011
2023	866
Thereafter	1,200
$7,494

NOTE 9 - CREDIT FACILITY
       The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017 and was closed; all collateral subject to the revolving credit line was released.
Deferred financing costs incurred to obtain financing were amortized over the term of the related debt. During the three months ended March 31, 2018 and 2017, $0 and $44,000, respectively, of amortization of deferred financing costs was included in interest expense. Deferred financing costs were fully amortized on the date of maturity.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the three months ended March 31, 2018 (in thousands):

Balance, January 1, 2018	$(562)
Reclassification adjustment for realized loss on designated derivatives	37
Designated derivatives, fair value adjustments	145
Balance, March 31, 2018	$(380)
NOTE 11 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2018, the Company paid $940,327 into the insurance pool.

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

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III  managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $304,047 during the year ended December 31, 2017 in connection with this insurance program.
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
MARCH 31, 2018
(unaudited)

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
The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	March 31, 2018	December 31, 2017
Due from related parties:
RAI and affiliates	$1,102	$371

Due to related parties:
Advisor:
Asset management fees	$—	$15
Operating expense reimbursements	63	32

Manager:
Property management fees	501	476
Other operating expense reimbursements	226	196
	$790	$719

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Fees earned / expenses paid to related parties:
Advisor:
Asset management fees (1)	$3,093	$2,720
Debt financing fees (2)	—	235
Overhead allocation (3)	1,124	1,211
Internal audit (3)	22	13

Manager:
Property management fees (1)	$1,476	$1,344
Construction management fees (4)	194	181
Construction payroll reimbursements (4)	41	52
Operating expense reimbursements (5)	143	391

(1)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(2)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(3)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(4)	Included in Rental properties, net, on the consolidated balance sheets.
(5) Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 12 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2018 and December 31, 2017, no shares of preferred stock were issued and outstanding.
Common Stock
As of March 31, 2018, the Company had issued 77,862,118 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	11,965,164	122,928
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	77,862,118	$757,742
Shares redeemed and retired	(7,164,279)
Total shares outstanding as of March 31, 2018	70,697,839

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

Convertible Stock
As of March 31, 2018 and December 31, 2017, the Company had 49,995 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 932 shares. In 2017, the Company repurchased and retired five shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
Redemption of Securities
During the three months ended March 31, 2018, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	1,006	$10.94
1,006

(1)    All redemptions of equity securities by the Company during the year ended December 31, 2017 were made pursuant to the Company's share redemption program.
All redemptions requests tendered were honored during the three months ended March 31, 2018.
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
MARCH 31, 2018
(unaudited)

to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.
On March 28, 2018, the Company's Board of Directors approved and adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, the Company will redeem shares at a purchase price equal to 95% of the current net asset value per share redeemed. The Amended SRP was effective for all redemptions occurring after April 29, 2018.
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
Distributions
For the three months ended March 31, 2018, the Company paid aggregate distributions of $7.1 million, including $2.7 million of distributions paid in cash and $4.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
	$0.10		$4,431	$2,714	$7,145

On March 28, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on March 29, 2018 and payable on April 2, 2018. At March 31, 2018, the Company had a distribution payable of $3.5 million for the distributions paid on April 2, 2018, resulting in total distributions declared and recorded of $10.7 million during the three months ended March 31, 2018.
On March 28, 2018, the Board approved and adopted a Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, shares will be sold at a price equal to 95% of the current per share net asset value.  The Amended DRP will be effective for all distribution reinvestment plan issuances after April 8, 2018.
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
MARCH 31, 2018
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

	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Interest rate caps	$—	$195	$—	$195
	$—	$195	$—	$195

December 31, 2017
Assets:
Interest rate caps	$—	$49	$—	$49
	$—	$49	$—	$49
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$784	$1,042	$782	$1,057
Mortgage notes payable- outstanding borrowings	$(799,119)	$(800,309)	$(800,862)	$(802,523)
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
MARCH 31, 2018
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018 and 2017, the Company had losses of $37,000 and $23,000, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $228,966 will be reclassified as an increase to interest expense.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2018 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	15	$451,299	November 1, 2018 to January 1, 2021
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$195	Prepaid expenses and other assets	$49	—	$—	—	$—
NOTE 15 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2018 were in compliance with the charter-imposed limitation.
NOTE 16 - SUBSEQUENT EVENTS
On April 27, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: April 27, 2018, May 30, 2018, and June 28, 2018. Such distributions were paid or will be paid on April 30, 2018, May 31, 2018, and June 29, 2018, respectively.

On April 17, 2018, the Company purchased Addison at Sandy Spring Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. In conjunction with the purchase, the Company obtained a $22.8 million mortgage on the property.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2018
(unaudited)

On April 25, 2018, the Company purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party. In conjunction with the purchase, the Company obtained a $33.0 million mortgage on the property.
The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2017. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.
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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have or can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At March 31, 2018, we held approximately 27% of our total assets in category (i) and 73% of our total assets in category (ii).
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
Results of Operations
 As of March 31, 2018, we owned interests in a total of 30 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 52 multifamily properties. As of March 31, 2018, we had sold our interests in 22 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$30,416	$27,994
Utility income	1,994	1,672
Other ancillary fees	487	497
Interest and dividend income	74	42
Total revenues	32,971	30,205

Expenses:
Rental operating - expenses	6,850	5,899
Rental operating - payroll	3,379	3,661
Rental operating - real estate taxes	3,855	3,652
Subtotal - Rental operating expenses	14,084	13,212
Acquisition costs	9	—
Management fees	4,569	4,064
General and administrative	2,843	3,007
Loss on disposal of assets	108	78
Depreciation and amortization expense	14,337	12,578
Total expenses	35,950	32,939
Loss before other income	(2,979)	(2,734)

Other income (expense):
Interest expense	(8,123)	(6,201)
Insurance proceeds in excess of cost basis	153	69
Total other expense	(7,970)	(6,132)
Net loss attributable to common stockholders	$(10,949)	$(8,866)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended				For the three months ended
	March 31, 2018				March 31, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$27,016	$3,400	$—	$30,416	$26,124	$1,870	$—	$27,994
Utility income	1,778	216	—	1,994	1,604	68	—	1,672
Other ancillary fees	454	33	—	487	455	42	—	497
Interest and dividend income	42	—	32	74	39	—	3	42
Total revenues	29,290	3,649	32	32,971	28,222	1,980	3	30,205

Expenses:
Rental operating - expenses	6,116	731	3	6,850	5,372	527	—	5,899
Rental operating - payroll	3,059	320	—	3,379	3,382	279	—	3,661
Rental operating- real estate taxes	3,336	519	—	3,855	3,476	176	—	3,652
Subtotal - Rental operating expenses	12,511	1,570	3	14,084	12,230	982	—	13,212
Acquisition costs	—	9		9	—	—	—	—
Management fees	1,300	176	3,093	4,569	1,255	89	2,720	4,064
General and administrative	804	116	1,923	2,843	926	98	1,983	3,007
Loss on disposal of assets	103	5	—	108	74	4	—	78
Depreciation and amortization expense	11,892	2,445	—	14,337	11,964	614	—	12,578
Total expenses	26,610	4,321	5,019	35,950	26,449	1,787	4,703	32,939
Income (loss) before other (expense) income	2,680	(672)	(4,987)	(2,979)	1,773	193	(4,700)	(2,734)

Other (expense) income:
Interest expense	(6,997)	(1,126)	—	(8,123)	(5,895)	(348)	42	(6,201)
Insurance proceeds in excess of cost basis	153	—	—	153	43	26	—	69
Total other (expense) income	(6,844)	(1,126)	—	(7,970)	(5,852)	(322)	42	(6,132)

Net loss attributable to common stockholders	$(4,164)	$(1,798)	$(4,987)	$(10,949)	$(4,079)	$(129)	$(4,658)	$(8,866)

(Back to Index)

Revenues: The $1.1 million increase in rental revenues (excluding interest and dividend income) for the 27 properties we owned during both the three months ended March 31, 2018 and March 31, 2017 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Effective Monthly Revenue Per Unit (in dollars)
Village of Bonita Glen	$132	$31
Providence in the Park	123	28
Heritage Pointe	120	25
Calloway at Las Colinas	118	25
Meridian Pointe	97	31
Estates at Johns Creek	95	4
Verona Apartments	87	27
Yorba Linda	69	29
Williamsburg	59	11
Aston at Cinco Ranch	57	5
All other, net	108
	$1,065
Expenses: Our total rental operating expenses for the 27 properties we owned during both three month periods presented increased by $281,000 during the three months ended March 31, 2018 primarily driven by an increase in utilities expense of $264,000 due to the colder winter. The increase in rental operating expenses is partially offset by a $323,000 decrease in payroll expense and a $140,000 decrease in real estate taxes due to successful appeals resulting in refunds.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases in the components of depreciation and amortization during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$735	$751	$1,486
Amortization of intangibles	(807)	1,080	273
	$(72)	$1,831	$1,759

The overall increase in depreciation was due to the $21.5 million in acquisitions and capital improvements since March 31, 2017 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended March 31, 2018 on Green Trails Apartment Homes, The Terraces at Lake Mary, and Courtney Meadows, which were purchased during the year ended December 31, 2017, offset by Providence in the Park, which was purchased in December 2016 and fully amortized in 2017.
Interest expense increased by $1.9 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, which is due largely to a $160.4 million increase in new mortgages obtained subsequent to March 31, 2017. The increase was offset by a decrease in interest expense of $241,942 due to the sale of four properties since March 31, 2017.
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

(Back to Index)

in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.
Capital Expenditures
We deployed a total of $3.9 million during the three months ended March 31, 2018 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the three months ended	Remaining capital budgeted
Multifamily Community	March 31, 2018
The Bryant at Yorba Linda	$680	$7,460
Providence in the Park	493	3,461
Point Bonita Apartment Homes	482	1,514
Heritage Pointe	375	2,390
Green Trails Apartment Homes	368	1,940
Williamsburg	286	290
Calloway at Las Colinas	271	1,426
The Estates At Johns Creek	195	569
Meridian Pointe	151	72
Terrace at Lake Mary	107	3,143
All other properties	452	8,278
	$3,860

Initial Public Offering
The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.26 ($10.94 per share prior to May 2018) per share.
Gross offering proceeds
As of March 31, 2018, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	11,965,164	122,928
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	77,862,118	$757,742
Shares redeemed and retired	(7,164,279)
Total shares outstanding at March 31, 2018	70,697,839

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,818	$—	$(131)	$14,687	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(158)	12,942	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,287	—	(179)	18,108	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(461)	32,509	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(400)	28,000	28,400	—	(413)	27,987
Maxwell Townhomes	13,273	—	(102)	13,171	13,342	—	(109)	13,233
Pinehurst	7,306	—	(122)	7,184	7,339	—	(128)	7,211
Pheasant Run	6,250	—	—	6,250	6,250	—	—	6,250
Retreat of Shawnee	12,621	—	—	12,621	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,513	72	(70)	26,515	26,639	77	(75)	26,641
Pines of York	14,643	(220)	(41)	14,382	14,717	(235)	(44)	14,438
The Estates at Johns Creek	48,349	—	(257)	48,092	48,603	—	(286)	48,317
Perimeter Circle	16,825	—	(70)	16,755	16,923	—	(84)	16,839
Perimeter 5550	13,279	—	(58)	13,221	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,829	—	(196)	22,633	22,942	—	(210)	22,732
Sunset Ridge 1	19,137	172	(136)	19,173	19,254	189	(150)	19,293
Sunset Ridge 2	2,875	23	(18)	2,880	2,890	26	(19)	2,897
Calloway at Las Colinas	34,215	—	(225)	33,990	34,396	—	(241)	34,155
South Lamar Village	12,109	—	(69)	12,040	12,177	—	(80)	12,097
Heritage Pointe	25,774	—	(273)	25,501	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(412)	67,088	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,421	1,586	(272)	27,735	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(378)	36,442	36,820	—	(390)	36,430
Tech Center Square	12,085	—	(155)	11,930	12,141	—	(164)	11,977
Williamsburg	53,995	—	(675)	53,320	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(213)	11,162	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(502)	46,498	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(641)	60,859	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(565)	38,935	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(363)	31,887	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(352)	26,748	27,100		(367)	26,733
	$799,119	$1,633	$(7,494)	$793,258	$800,862	$1,724	$(7,915)	$794,671
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 8 of the notes to our consolidated financial statements.
As of March 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.06%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (62% as of March 31, 2018). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets,

(Back to Index)

(Back to Index)

although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2018 did not exceed the charter-imposed limitation.
Distributions
For the three months ended March 31, 2018, we paid aggregate distributions of $7.1 million, including $2.7 million of distributions paid in cash and $4.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
	$0.10		$4,431	$2,714	$7,145

On March 28, 2018, our Board of Directors declared a $0.05 per share cash distribution to the common stockholders of record at the close of business on March 29, 2018 and payable on April 2, 2018. We have accrued $3.5 million as of March 31, 2018 for this distribution.
Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2018 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Used In Operating Activities			Operating Activities	Debt Financing	Dispositions
2018	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$2,714	$4,431	$7,145	$(4,986)	$10,680	$0.15	$0 / 0%	$0 / 0%	$7,145 / 100% (1)

(1)	Cash for distributions paid was derived from cash on hand remaining from prior year dispositions.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.10	4,431	2,714	7,145
	$2.94	$122,935	$61,955	$184,890
Our net loss attributable to common stockholders' for the three months ended March 31, 2018 was $10.9 million and net cash used in operating activities was $5.0 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2018 were $184.9 million and $129.4 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•
Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under current GAAP, acquisition costs related to business combinations are expensed and are capitalized for asset acquisitions.  Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed.  On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update 2017-01, and we anticipate that most property acquisitions will be treated as asset acquisitions and the related costs will be capitalized.  Acquisition costs will continue to be funded from both the proceeds of debt financing and the proceeds of property dispositions, not from cash flows from operations.  We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those costs paid to our Advisor or third parties.

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

By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as affected by other MFFO adjustments.
As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code.  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our real properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.
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

	Three Months Ended
	March 31,
	2018	2017
Net loss – GAAP	$(10,949)	$(8,866)
Depreciation expense	13,254	11,768
FFO	2,305	2,902
Adjustments for straight-line rents	(79)	(77)
Amortization of intangible lease assets	1,083	810
Debt premium amortization	(91)	(119)
Acquisition costs	9	—
MFFO & AFFO	$3,227	$3,516

Basic and diluted (loss) income per common share - GAAP	$(0.15)	$(0.12)
FFO per common share	$0.03	$0.04
MFFO per common share	$0.05	$0.05
AFFO per common share	$0.05	$0.05

Weighted average shares outstanding (1)	71,439	72,197

(1)
None of the 49,995 shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2018 or March 31, 2017.

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
For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On April 27, 2018, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: April 27, 2018, May 30, 2018, and June 28, 2018. Such distributions were paid or will be paid on April 30, 2018, May 31, 2018, and June 29, 2018, respectively.

On April 17, 2018, we purchased Addison at Sandy Spring Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. In conjunction with the purchase, we obtained a $22.8 million mortgage on the property.

On April 25, 2018, we purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party. In conjunction with the purchase, we obtained a $33.0 million mortgage on the property.
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
We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 15 interest rate caps that were designated as cash flow hedges during the years 2013 through 2021. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
As of March 31, 2018 and December 31, 2017, we had $548.7 million and $536.4 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $1.4 million and $4.6 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2018 and December 31, 2017, we had $250.5 million and $264.4 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $257.5 million and $272.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $7.1 million and $7.7 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the three months ended March 31, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended March 31, 2018, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	—	$—	—	(3)
February 2018	—	$—	—	(3)
March 2018	1,006,195	$10.94	1,006,195	(3)
	1,006,195

(1)
All redemptions of equity securities in the three months ended March 31, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended March 31, 2018.

(2)	The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011 and March 28, 2018.

(3)	We currently limit the dollar value and number of shares that may be redeemed under the program as described below.
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

On March 28, 2018, our Board of Directors approved and adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, we will redeem shares at a purchase price equal to 95% of the current net asset value per share redeemed. The Amended SRP will be effective for all redemptions occurring after April 29, 2018.
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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
4.4	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
99.2	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed March 29, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 10, 2018	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)