Form 10-Q
period 2018-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2018-08-10
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 7, 2018, there were 70,893,399 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$1,050,713	$998,889
Loan held for investment, net	787	782
Identified intangible assets, net	1,392	1,796
Assets held for sale - rental properties	9,816	—
Total investments	1,062,708	1,001,467

Cash	57,060	117,660
Restricted cash	11,042	13,401
Subtotal- cash and restricted cash	68,102	131,061
Due from related parties	445	371
Tenant receivables, net	263	251
Deposits	227	227
Prepaid expenses and other assets	3,336	1,745
Goodwill	670	670
Total assets	$1,135,751	$1,135,792

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$846,805	$794,671
Accounts payable	995	791
Accrued expenses and other liabilities	7,512	8,074
Accrued real estate taxes	7,865	9,195
Due to related parties	809	719
Tenant prepayments	1,384	1,178
Security deposits	2,741	2,572
Total liabilities	$868,111	$817,200

Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 78,698,602 and 77,457,551 shares issued, respectively; and 70,691,085 and 71,299,467 shares outstanding, respectively)	707	713
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,995 shares issued and outstanding)	1	1
Additional paid-in capital	629,216	635,748
Accumulated other comprehensive loss	(494)	(562)
Accumulated deficit	(361,790)	(317,308)
Total stockholders’ equity	267,640	318,592
Total liabilities and stockholders' equity	$1,135,751	$1,135,792

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$32,788	$28,714	$63,204	$56,712
Utility income	2,025	1,755	4,019	3,427
Ancillary tenant fees	532	512	1,019	1,005
Interest and dividend income	101	49	175	91
Total revenues	35,446	31,030	68,417	61,235

Expenses:
Rental operating - expenses	8,208	6,948	15,058	12,847
Rental operating - payroll	3,482	3,418	6,861	7,079
Rental operating - real estate taxes	4,360	3,650	8,215	7,302
Subtotal - Rental operating expenses	16,050	14,016	30,134	27,228
Acquisition costs	—	1,775	9	1,775
Management fees	4,823	4,143	9,392	8,207
General and administrative	2,693	2,665	5,536	5,672
Loss on disposal of assets	196	114	304	192
Depreciation and amortization expense	15,046	12,756	29,383	25,334
Total expenses	38,808	35,469	74,758	68,408
Loss before other income (expense)	(3,362)	(4,439)	(6,341)	(7,173)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	8,435	—	8,435
Interest expense	(9,060)	(7,187)	(17,183)	(13,388)
Insurance proceeds in excess of cost basis	193	29	346	98
Total other (expense) income	(8,867)	1,277	(16,837)	(4,855)

Net loss	$(12,229)	$(3,162)	$(23,178)	$(12,028)

Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	45	52	83	75
Designated derivatives, fair value adjustments	(159)	(62)	(15)	(289)
Total other comprehensive income (loss)	(114)	(10)	68	(214)
Comprehensive loss	$(12,343)	$(3,172)	$(23,110)	$(12,242)

Weighted average common shares outstanding	71,006	72,007	71,221	72,102
Basic and diluted loss per common share:
Net loss per common share	$(0.17)	$(0.04)	$(0.32)	$(0.16)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through the distribution reinvestment plan	1,241	12	—	—	13,109	—	—	13,121
Distributions declared	—	—	—	—	—	—	(21,304)	(21,304)
Common stock redemptions	(1,849)	(18)	—	—	(19,641)	—	—	(19,659)
Other comprehensive income	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(23,178)	(23,178)
Balance at June 30, 2018	70,691	$707	50	$1	$629,216	$(494)	$(361,790)	$267,640

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,178)	$(12,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	304	192
Casualty (gains) losses	(438)	90
Net gains on dispositions of properties and joint venture interests	—	(8,435)
Depreciation and amortization	29,383	25,334
Amortization of deferred financing costs	863	963
Amortization of debt premium (discount)	(175)	(239)
Realized loss on change in fair value of interest rate cap	83	75
Accretion of discount and direct loan fees and costs	(15)	(22)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(12)	(116)
Deposits	—	3
Prepaid expenses and other assets	(1,400)	(60)
Due to/from related parties, net	16	(1,091)
Accounts payable and accrued expenses	(3,171)	(2,229)
Tenant prepayments	192	126
Security deposits	102	10
Net cash provided by operating activities	2,554	2,573

Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	—	14,141
Property acquisitions	(25,218)	(17,479)
Insurance proceeds received for casualty losses	1,439	—
Capital expenditures	(10,131)	(9,802)
Principal payments received on loans held for investment	10	16
Net cash used in investing activities	(33,900)	(13,124)

Cash flows from financing activities:
Redemptions of common stock	(19,659)	(18,005)
Payment of deferred financing costs	(329)	—
Borrowings on mortgages	—	46,286
Principal repayments on mortgages	(3,442)	(3,241)
Distributions paid on common stock	(8,183)	(7,886)
Net cash (used in) provided by financing activities	(31,613)	17,154
Net (decrease) increase in cash and restricted cash	(62,959)	6,603
Cash and restricted cash at beginning of period	131,061	125,119
Cash and restricted cash at end of period	$68,102	$131,722

Reconciliation to consolidated balance sheets
Cash	$57,060	$122,515
Restricted cash	11,042	9,207
Cash and restricted cash at end of period	$68,102	$131,722

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2017 and 2016, the Company issued approximately 5.1 million additional shares for $55.6 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2018, the Company issued approximately 1.2 million additional shares for $13.1 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place") (a)	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst") (a)	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run") (a)	Pheasant Run	160	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee") (a)	Retreat at Shawnee	342	Shawnee, KS
PRIP Pines, LLC ("Pines of York") (a)	Pines of York	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs, GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		10,112

N/A - Not Applicable
(a) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
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
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15, and the adoption did not have a material impact on its consolidated financial statements and disclosures.
In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted ASU No. 2016-18 as of January 1, 2018, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures. As a result of adopting the new guidance, $2.0 million and $147,000 of restricted cash, which were previously included as operating cash inflows and investing cash outflows within the consolidated statements of cash flows for the six months ended June 30, 2017, respectively, have been removed and are now included in the cash and restricted cash line items at the beginning and end of the period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  The Company adopted ASU No. 2017-01 as of January 1, 2018. Acquisitions during the six months ended June 30, 2018 were evaluated under the new standard and accounted for as asset acquisitions. The Company believes any future property acquisitions will be accounted for as asset acquisitions, not business combinations.
Accounting Standards Issued But Not Yet Effective
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") and amended by ASU No. 2018-09 "Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. For leases in which the Company is the lessee, primarily consisting of a parking

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

space lease and office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease. In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although the Company is still evaluating this guidance, the Company believes it will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, the Company is expected to utilize the optional method for adopting the new leasing guidance and not restate comparative periods.
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
In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is evaluating this guidance to determine the impact it may have on its consolidated financial statements.
Assets Held for Sale
The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2018 and December 31, 2017, the Company had one and zero rental properties, respectively, included in assets held for sale.
Rental Properties
The Company records acquired rental properties at fair value on the acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life and depreciates the asset using the straight line method.  The Company anticipates the estimated useful lives of its assets by class as follows:

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of June 30, 2018, the payments due under these obligations totaled $194,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment losses recorded on long-lived assets during the three and six months ended June 30, 2018 and 2017.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.
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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and six months ended June 30, 2018.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $73.4 million and $1.3 million for the 12 month periods ending June 30, 2019 and 2020, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $435,000, $399,000, $274,000, $241,000, and $48,000 for the 12 month periods ending June 30, 2019, through June 30, 2023, respectively, and none thereafter.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary tenant fees for administration of leases, late payments, amenities, and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2018 is a $512,000 contract liability relating to contracts with cable providers. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the six months ended June 30, 2018, $38,000 of revenue from the contract liability was recognized into income.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of June 30, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $35,606 and $149,300, respectively.
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
The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of June 30, 2018 and December 31, 2017, the Company had no TRSs.

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
JUNE 30, 2018
(unaudited)

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
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,995 shares of convertible stock (see Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2018 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$13,121	$13,691
Deferred financing costs funded directly by mortgage notes	57	220
Accruals for construction in progress	1,011	280

Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	—	11,587

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	55,672	61,500
Cash paid during the period for:
Interest	$15,988	$12,106
NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2018	December 31, 2017
Real estate taxes	$6,849	$8,876
Insurance	961	1,995
Capital improvements	3,232	2,530
Total	$11,042	$13,401
In addition, the Company had unrestricted cash earmarked for capital expenditures of $30.0 million and $31.3 million as of June 30, 2018 and December 31, 2017, respectively.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2018	December 31, 2017
Land	$204,048	$196,765
Building and improvements	974,131	905,739
Furniture, fixtures and equipment	41,989	37,796
Construction in progress	2,146	6,297
	1,222,314	1,146,597
Less: accumulated depreciation	(171,601)	(147,708)
	$1,050,713	$998,889
Depreciation expense for the three and six months ended June 30, 2018 was $13.9 million and $27.1 million, respectively, and for the three and six months ended June 30, 2017 depreciation expense was $11.8 million and $23.6 million, respectively.
During the three months ended June 30, 2018, the Company entered into an agreement to sell one rental property, Pheasant Run, with a net book value of $9.8 million. The Company confirmed the intent and ability to sell this property in its present condition and this property qualified for held for sale accounting treatment upon meeting all applicable criteria prior to June 30, 2018, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of June 30, 2018. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company expects to complete the sale during the three months ended September 30, 2018.
NOTE 6 - LOAN HELD FOR INVESTMENT, NET
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both June 30, 2018 and December 31, 2017, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Unpaid principal balance	$924	$934
Unamortized discount and acquisition costs	(137)	(152)
Net book value	$787	$782

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of June 30, 2018, it was not impaired.  There were no allowances for credit losses as of both June 30, 2018 and December 31, 2017. There were no charge-offs for both the six months ended June 30, 2018 and the six months ended June 30, 2017.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

NOTE 7 - ACQUISITIONS
As of June 30, 2018, the Company owned interests in 32 properties. On April 17, 2018, the Company, through its wholly-owned subsidiary, purchased Addison at Sandy Springs Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. On April 25, 2018, the Company, through its wholly-owned subsidiary, purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party.
The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs during the six months ended June 30, 2018 (in thousands):

Bristol at Grapevine	Contractual Purchase Price	Acquisition Fee	Acquisition Costs	Total Real Estate Cost
Land	$3,279	$70	$15	$3,364
Building and Improvements	39,777	854	187	40,818
Furniture, fixtures and equipment	570	12	3	585
Intangible Assets	1,074	23	5	1,102
	$44,700	$959	$210	$45,869

Addison at Sandy Springs	Contractual Purchase Price	Acquisition Fee	Acquisition Costs	Total Real Estate Cost
Land	$4,595	$100	$24	$4,719
Building and Improvements	28,241	613	145	28,999
Furniture, fixtures and equipment	424	9	2	435
Intangible Assets	740	16	4	760
	$34,000	$738	$175	$34,913

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
There were no dispositions of properties during the three and six months ended June 30, 2018. On June 29, 2018, the Company entered into an agreement to sell its interest in Pheasant Run, located in Lee's Summit, Missouri, for $16.4 million with an expected closing in the third quarter of 2018. Pheasant Run is included in assets held for sale-rental properties in the consolidated balance sheet as of June 30, 2018. The Company expects to recognize a gain on sale during the three months ended September 30, 2018.
The following table presents details of the Company's disposition and deconsolidation activity during the three and six months ended June 30, 2017 (in thousands):

				Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:	Location	Sale Date	Contract Sales Price	Three months ended June 30, 2017	Six months ended June 30, 2017
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513	1,513
				$8,435	$8,435

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and six months ended June 30, 2017 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
2017 Dispositions:	Three months ended June 30, 2017	Six months ended June 30, 2017	Three months ended June 30, 2017	Six months ended June 30, 2017
Chisholm Place	$270	$825	$6,662	$6,663
Mosaic	143	475	1,509	1,467
	$413	$1,300	$8,171	$8,130

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $1.4 million and $1.8 million as of June 30, 2018 and December 31, 2017, respectively, net of accumulated amortization of $28.9 million and $26.6 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was five months as of both June 30, 2018 and December 31, 2017. Expected amortization for the antennae leases at the Vista Apartment Homes for the years ending June 30, 2019, 2020, 2021, and 2022 are $13,068, $12,580, $5,358, $2,025, respectively, and none thereafter. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2018 was $1.2 million and $2.3 million, respectively. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2017 was $931,000 and $1.7 million, respectively.
The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending June 30, and thereafter (in thousands):

2019	$1,372
2020	13
2021	5
2022	2
2023	—
Thereafter	—
$1,392

As of both June 30, 2018 and December 31, 2017, the Company had $670,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,745	$—	$(122)	$14,623	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(151)	12,949	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,207	—	(171)	18,036	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(447)	32,523	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(389)	28,011	28,400	—	(413)	27,987
Maxwell Townhomes	13,206	—	(95)	13,111	13,342	—	(109)	13,233
Pinehurst	7,277	—	(116)	7,161	7,339	—	(128)	7,211
Pheasant Run	6,250	—	—	6,250	6,250	—	—	6,250
Retreat of Shawnee	12,553	—	—	12,553	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,393	67	(64)	26,396	26,639	77	(75)	26,641
Pines of York	14,570	(204)	(39)	14,327	14,717	(235)	(44)	14,438
The Estates at Johns Creek	48,094	—	(228)	47,866	48,603	—	(286)	48,317
Perimeter Circle	16,730	—	(56)	16,674	16,923	—	(84)	16,839
Perimeter 5550	13,204	—	(46)	13,158	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,720	—	(181)	22,539	22,942	—	(210)	22,732
Sunset Ridge 1	19,023	155	(123)	19,055	19,254	189	(150)	19,293
Sunset Ridge 2	2,861	21	(16)	2,866	2,890	26	(19)	2,897
Calloway at Las Colinas	34,040	—	(209)	33,831	34,396	—	(241)	34,155
South Lamar Village	12,043	—	(54)	11,989	12,177	—	(80)	12,097
Heritage Pointe	25,636	—	(263)	25,373	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(412)	67,088	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,324	1,510	(259)	27,575	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(366)	36,454	36,820	—	(390)	36,430
Tech Center Square	12,033	—	(148)	11,885	12,141	—	(164)	11,977
Williamsburg	53,995	—	(644)	53,351	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(203)	11,172	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(479)	46,521	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(614)	60,886	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(542)	38,958	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(348)	31,902	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(339)	26,761	27,100	—	(367)	26,733
Addison at Sandy Springs	22,750	—	(316)	22,434	—	—	—	—
Bristol at Grapevine	32,922	—	(395)	32,527	—	—	—	—
	$853,091	$1,549	$(7,835)	$846,805	$800,862	$1,724	$(7,915)	$794,671

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of June 30, 2018:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.38%	(1)(5)	$72	$17
Cannery Lofts	11/1/2023	4.63%	(1)(3)	42	26
Trailpoint at the Woodlands	11/1/2023	4.50%	(1)(4)	83	47
Verona Apartment Homes	10/1/2026	4.45%	(1)(3)	100	40
Skyview Apartment Homes	10/1/2026	4.45%	(1)(3)	86	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.51%	(1)(3)	34	15
Pheasant Run	10/1/2018	4.59%	(1)(3)(6)	19	12
Retreat of Shawnee	2/1/2019	4.59%	(1)(7)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	3.97%	(1)(4)	113	43
The Bryant at Yorba Linda	6/1/2020	3.84%	(1)(3)	281	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.21%	(1)(3)	153	69
Tech Center Square	6/1/2023	4.67%	(1)(5)	58	24
Williamsburg	1/1/2024	4.47%	(1)(3)	230	167
Retreat at Rocky Ridge	1/1/2024	4.55%	(1)(3)	43	23
Providence in the Park	2/1/2024	4.39%	(1)(3)	193	138
Green Trails Apartment Homes	6/1/2024	4.08%	(1)(3)	207	79
Meridian Pointe	8/1/2024	3.99%	(1)(3)	130	56
Terraces at Lake Mary	9/1/2024	4.00%	(1)(3)	86	46
Courtney Meadows Apartments	1/1/2025	3.93%	(1)(3)	74	51
Addison at Sandy Springs	5/1/2025	3.85%	(1)(3)(8)	70	38
Bristol at Grapevine	5/1/2025	3.80%	(1)(3)(8)	99	78

(1)	Variable rate based on one-month LIBOR of 2.0903% (as of June 30, 2018) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	Mortgage note payable related to asset held for sale at June 30, 2018.

(7)	Automatic extension to February 1, 2019 occurred on February 1, 2018 at which time the fixed interest rate converted to a variable rate.

(8)	New debt placed during the six months ended June 30, 2018.
Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Pheasant Run, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2018 and 2017, interest expense was reduced by $85,000 and $120,000, respectively, for the

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

amortization of the premium or discount. For the six months ended June 30, 2018 and 2017, interest expense was reduced by $175,000 and $239,000, respectively, for the amortization of the premium or discount.
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

2019	$27,767
2020	118,793
2021	78,587
2022	127,853
2023	21,381
Thereafter	478,710
$853,091

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
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. During the three months ended June 30, 2018, the Company paid $50,000 to the lender in connection with an amendment to the loan agreement to modify the debt service coverage ratio covenant. The Company was in compliance with all covenants related to this loan as of June 30, 2018.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2018 and June 30, 2017, $443,000 and $515,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2018 and June 30, 2017, $863,000 and $895,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2018 and December 31, 2017 was $4.9 million and $4.0 million, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter (in thousands):

2019	$1,799
2020	1,609
2021	1,233
2022	1,060
2023	961
Thereafter	1,173
$7,835

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

NOTE 11 - CREDIT FACILITY
       The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017 and was closed; all collateral subject to the revolving credit line was released.
Deferred financing costs incurred to obtain financing were amortized over the term of the related debt. During the three months ended June 30, 2018 and 2017, $0 and $24,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2018 and 2017, $0 and $68,000, respectively, of amortization of deferred financing costs was included in interest expense. Deferred financing costs were fully amortized on the date of maturity.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the six months ended June 30, 2018 (in thousands):

Balance, January 1, 2018	$(562)
Reclassification adjustment for realized loss on designated derivatives	83
Designated derivatives, fair value adjustments	(15)
Balance, June 30, 2018	$(494)
NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the six months ended June 30, 2018, the Company paid $940,327 into the insurance pool.

General liability loss pool. The Company's properties participated in a general liability pool with other properties directly or indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017.  Effective April 23, 2017, the loss pool was eliminated, and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.
Internal audit. RAI performs internal audit services for the Company.

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III  managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $304,047 during the year ended December 31, 2017 in connection with this insurance program for an annual policy through September 2018.
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
JUNE 30, 2018
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
Information technology fees and operating expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared information technology fees and operating expenses on behalf of the Company for which they are reimbursed.
Relationship with Other Related Parties
The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	June 30, 2018	December 31, 2017
Due from related parties:
RAI and affiliates	$445	$371

Due to related parties:
Advisor:
Asset management fees	$—	$15
Operating expense reimbursements	—	32

Manager:
Property management fees	538	476
Other operating expense reimbursements	271	196
	$809	$719
The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$1,697	$1,612	$1,697	$1,612
Asset management fees (2)	3,263	2,757	6,356	5,477
Disposition fees (3)	—	217	—	217
Debt financing fees (4)	278	308	278	543
Overhead allocation (5)	1,113	1,097	2,237	2,308
Internal audit (5)	26	13	48	26

Manager:
Property management fees (2)	$1,559	$1,386	$3,035	$2,730
Construction management fees (6)	242	343	436	524
Construction payroll reimbursements (6)	40	57	81	108
Acquisition-related reimbursements (5)	53	18	53	18
Operating expense reimbursements (7)	85	114	228	505
Debt servicing fees (2)	1	1	1	1

Other:
The Planning & Zoning Resource Company (1)	2	1	2	1
Graphic Images (5)	—	9	—	9

(1)
For the three and six months ended June 30, 2017, Acquisition fees are included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2018, Acquisition fees are included in Rental Properties, net on the consolidated balance sheet.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)	Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive (loss) income.

(4)	Included in Mortgage notes payable, net, on the consolidated balance sheets.

(5)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(6)	Included in Rental properties, net, on the consolidated balance sheets.

(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

NOTE 14 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2018 and December 31, 2017, no shares of preferred stock were issued and outstanding.
Common Stock
As of June 30, 2018, the Company had issued 78,698,602 shares of its $0.01 par value common stock as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	12,801,648	131,619
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	78,698,602	$766,433
Shares redeemed and retired	(8,007,517)
Total shares outstanding as of June 30, 2018	70,691,085

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of June 30, 2018 and December 31, 2017, the Company had 49,995 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 932 shares. In 2017, the Company repurchased and retired five shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
JUNE 30, 2018
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
As of June 30, 2018, no Triggering Event has occurred.
Redemption of Securities
During the six months ended June 30, 2018, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	1,006	$10.94
April 2018	—	—
May 2018	—	—
June 2018	843	$10.26
1,849

(1)    All redemptions of equity securities by the Company during the six months ended June 30, 2018 were made pursuant to the Company's share redemption program.
All redemptions requests tendered were honored during the three and six months ended June 30, 2018.
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
On March 28, 2018, the Company's Board of Directors approved and adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, the Company redeems shares at a purchase price equal to 95% of the current net asset value per share redeemed, except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. The Amended SRP became effective for redemptions occurring after April 29, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

Distributions
For the six months ended June 30, 2018, the Company paid aggregate distributions of $21.3 million, including $8.2 million of distributions paid in cash and $13.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
	$0.30		$13,121	$8,183	$21,304
On March 28, 2018, the Board approved and adopted a Third Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, shares are sold at a price equal to 95% of the current per share net asset value.  The Amended DRP became effective for all distribution reinvestment plan issuances after April 8, 2018.
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
JUNE 30, 2018
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Interest rate caps	$—	$75	$—	$75
	$—	$75	$—	$75

December 31, 2017
Assets:
Interest rate caps	$—	$49	$—	$49
	$—	$49	$—	$49
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$787	$995	$782	$1,057
Mortgage notes payable- outstanding borrowings	$(853,091)	$(830,342)	$(800,862)	$(802,523)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2018
(unaudited)

transaction affects earnings. During the three and six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2018, the Company had losses of $45,000 and $83,000, respectively. During the three and six months ended June 30, 2017, the Company had losses of $52,000 and $75,000, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $250,236 will be reclassified as an increase to interest expense.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2018 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	17	$506,971	November 1, 2018 to May 1, 2021
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$75	Prepaid expenses and other assets	$49	—	$—	—	$—
NOTE 17 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2018 were in compliance with the charter-imposed limitation.
NOTE 18 - SUBSEQUENT EVENTS
On July 18, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: July 30, 2018, August 30, 2018, and September 27, 2018. Such distributions were paid or will be paid on July 31, 2018, August 31, 2018, and September 28, 2018, respectively.

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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have or can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At June 30, 2018, we held approximately 25% of our total assets in category (i) and 75% of our total assets in category (ii).
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
Results of Operations
 As of June 30, 2018, we owned interests in a total of 32 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of June 30, 2018, we had sold our interests in 22 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2018	2017
Revenues:
Rental income	$32,788	$28,714
Utility income	2,025	1,755
Other ancillary fees	532	512
Interest and dividend income	101	49
Total revenues	35,446	31,030

Expenses:
Rental operating - expenses	8,208	6,948
Rental operating - payroll	3,482	3,418
Rental operating - real estate taxes	4,360	3,650
Subtotal - Rental operating expenses	16,050	14,016
Acquisition costs	—	1,775
Management fees	4,823	4,143
General and administrative	2,693	2,665
Loss on disposal of assets	196	114
Depreciation and amortization expense	15,046	12,756
Total expenses	38,808	35,469
Loss before other income (expense)	(3,362)	(4,439)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	8,435
Interest expense	(9,060)	(7,187)
Insurance proceeds in excess of cost basis	193	29
Total other (expense) income	(8,867)	1,277
Net loss attributable to common stockholders	$(12,229)	$(3,162)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended				For the three months ended
	June 30, 2018				June 30, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$27,836	$4,952	$—	$32,788	$26,752	$1,962	$—	$28,714
Utility income	1,779	246	—	2,025	1,644	111	—	1,755
Other ancillary fees	469	63	—	532	472	40	—	512
Interest and dividend income	48	1	52	101	35	1	13	49
Total revenues	30,132	5,262	52	35,446	28,903	2,114	13	31,030

Expenses:
Rental operating - expenses	7,038	1,170	—	8,208	6,427	518	3	6,948
Rental operating - payroll	2,993	489	—	3,482	3,115	303	—	3,418
Rental operating- real estate taxes	3,621	739	—	4,360	3,466	184	—	3,650
Subtotal - Rental operating expenses	13,652	2,398	—	16,050	13,008	1,005	3	14,016
Acquisition costs	—	—		—	—	1,775	—	1,775
Management fees	1,335	225	3,263	4,823	1,286	100	2,757	4,143
General and administrative	914	136	1,643	2,693	1,001	140	1,524	2,665
Loss on disposal of assets	179	17	—	196	112	2	—	114
Depreciation and amortization expense	11,972	3,074	—	15,046	12,133	623	—	12,756
Total expenses	28,052	5,850	4,906	38,808	27,540	3,645	4,284	35,469
Income (loss) before other (expense) income	2,080	(588)	(4,854)	(3,362)	1,363	(1,531)	(4,271)	(4,439)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	—	—	—	—	8,435	—	8,435
Interest expense	(7,399)	(1,661)	—	(9,060)	(6,225)	(687)	(275)	(7,187)
Insurance proceeds in excess of cost basis	65	128	—	193	29	—	—	29
Total other (expense) income	(7,334)	(1,533)	—	(8,867)	(6,196)	7,748	(275)	1,277

Net (loss) income attributable to common stockholders	$(5,254)	$(2,121)	$(4,854)	$(12,229)	$(4,833)	$6,217	$(4,546)	$(3,162)

(Back to Index)

Revenues: The $1.1 million increase in rental revenues for the 27 properties we owned during both the three months ended June 30, 2018 and June 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase (Decrease) in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Providence in the Park	$164	1.9%	$89
Heritage Pointe	124	1.1%	87
Meridian Pointe	123	2.1%	98
The Bryant at Yorba Linda	82	(1.6)%	121
Williamsburg	92	3.4%	2
Calloway at Las Colinas	89	(1.1)%	72
Village of Bonita Glen	83	0.1%	97
The Estates at Johns Creek	84	2.3%	37
Verona Apartment Homes	70	0.6%	82
Aston at Cinco Rancho	53	4.5%	19
All other, net	120
	$1,084
Expenses: Our total rental operating expenses for the 27 properties we owned during both three month periods presented increased by $644,000 during the three months ended June 30, 2018, primarily driven by an increase in insurance expense and casualty losses. Insurance expense increased due to higher insurance premiums as well as increased self-insurance expense due to casualty incidents. The casualty loss increase is largely driven by the aggregate of expenses incurred below our insurance deductible of $25,000. Real estate tax expense increased by $155,000 due largely to higher real estate assessments. The increase in total rental operating expenses is partially offset by a $122,000 decrease in payroll expense.
Total acquisition costs decreased by $1.8 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Effective January 1, 2018, property acquisitions are accounted for as asset acquisitions. This resulted in acquisition fees being capitalized and no longer expensed. Acquisition fees paid and capitalized during the three months ended June 30, 2018 for the purchase of the Addison at Sandy Springs and Bristol at Grapevine were approximately $1.7 million.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases in the components of depreciation and amortization during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$580	$1,459	$2,039
Amortization of intangibles	(741)	992	251
	$(161)	$2,451	$2,290

The overall increase in depreciation was due to the four property acquisitions and $21.9 million in capital improvements since June 30, 2017 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended June 30, 2018 on the four properties purchased since June 30, 2017.
Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $8.4 million for the three months ended June 30, 2018, which had no dispositions, as compared to the three months ended June 30, 2017, which had two dispositions, as detailed below (in thousands):

(Back to Index)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
				$8,435
Interest expense increased by $1.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, which is due largely to a $154.5 million increase in new mortgages obtained subsequent to June 30, 2017 and due to a lesser extent to rising interest rates.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017:
The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Revenues:
Rental income	$63,204	$56,712
Utility income	4,019	3,427
Other ancillary fees	1,019	1,005
Interest and dividend income	175	91
Total revenues	68,417	61,235

Expenses:
Rental operating - expenses	15,058	12,847
Rental operating- payroll	6,861	7,079
Rental operating- real estate taxes	8,215	7,302
Subtotal - Rental operating expenses	30,134	27,228
Acquisition costs	9	1,775
Management fees	9,392	8,207
General and administrative	5,536	5,672
Loss on disposal of assets	304	192
Depreciation and amortization expense	29,383	25,334
Total expenses	74,758	68,408
Loss before other income (expense)	(6,341)	(7,173)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	—	8,435
Interest expense	(17,183)	(13,388)
Insurance proceeds in excess of cost basis	346	98
Total other expense	(16,837)	(4,855)
Net loss attributable to common stockholders	$(23,178)	$(12,028)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	For the six months ended				For the six months ended
	June 30, 2018				June 30, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$54,852	$8,352	$—	$63,204	$52,880	$3,832	$—	$56,712
Utility income	3,557	462	—	4,019	3,247	180	—	3,427
Ancillary tenant fees	923	96	—	1,019	923	82	—	1,005
Interest and dividend income	89	1	85	175	74	1	16	91
Total revenues	59,421	8,911	85	68,417	57,124	4,095	16	61,235

Expenses:
Rental operating - expenses	13,139	1,917	2	15,058	11,798	1,046	3	12,847
Rental operating - payroll	6,037	824	—	6,861	6,470	609	—	7,079
Rental operating- real estate taxes	6,957	1,258	—	8,215	6,942	360	—	7,302
Subtotal- Rental operating expenses	26,133	3,999	2	30,134	25,210	2,015	3	27,228
Acquisition costs	—	9	—	9	—	1,775	—	1,775
Management fees	2,634	401	6,357	9,392	2,541	189	5,477	8,207
General and administrative	1,746	226	3,564	5,536	1,929	235	3,508	5,672
Loss on disposal of assets	282	22	—	304	187	5	—	192
Depreciation and amortization expense	23,864	5,519	—	29,383	24,097	1,237	—	25,334
Total expenses	54,659	10,176	9,923	74,758	53,964	5,456	8,988	68,408
Income (loss) before other (expense) income	4,762	(1,265)	(9,838)	(6,341)	3,160	(1,361)	(8,972)	(7,173)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	—	—	—	—	8,435	—	8,435
Interest expense	(14,396)	(2,787)	—	(17,183)	(12,114)	(955)	(319)	(13,388)
Insurance proceeds in excess of cost basis	218	128	—	346	72	26	—	98
Total other (expense) income	(14,178)	(2,659)	—	(16,837)	(12,042)	7,506	(319)	(4,855)

Net (loss) income attributable to common stockholders	$(9,416)	$(3,924)	$(9,838)	$(23,178)	$(8,882)	$6,145	$(9,291)	$(12,028)

(Back to Index)

Revenues: The $2.0 million increase in rental income for the 27 properties we owned during both the six months ended June 30, 2018 and the six months ended June 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase/(Decrease) in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$232	0.4%	89
Meridian Pointe	218	0.5%	109
Providence in the Park	218	(0.1)%	75
Village of Bonita Glen	204	1.2%	106
Calloway at Las Colinas	171	(1.4)%	73
The Estates at Johns Creek	170	2.9%	27
The Bryant at Yorba Linda	169	(2.1)%	119
Verona Apartment Homes	148	0.5%	89
Williamsburg	123	0.8%	15
Aston at Cinco Rancho	103	4.6%	16
All other, net	216
	$1,972
Expenses: Our total rental operating expenses for the 27 properties we owned during both six month periods presented increased by $923,000 during the six months ended June 30, 2018, which was primarily driven by an increase of $397,000 in utility expenses resulting from a colder winter and an increase of $394,000 in casualty losses largely driven by the aggregate of expenses incurred below our insurance deductible of $25,000.
Total acquisition costs decreased by $1.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Effective January 1, 2018, property acquisitions are accounted for as asset acquisitions. This resulted in acquisition fees being capitalized and no longer expensed. Acquisition fees paid and capitalized during the six months ended June 30, 2018 for the purchase of the Addison at Sandy Springs and Bristol at Grapevine were approximately $1.7 million.
Total management fees increased by $1.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to an $880,000 increase in the asset management fees paid to the Advisor related to recent acquisitions.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$1,315	$2,210	$3,525
Amortization of intangibles	(1,548)	2,072	524
	$(233)	$4,282	$4,049

The overall increase in depreciation is due to the five property acquisitions and additional $31.7 million in capital improvements since December 31, 2016 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the six months ended June 30, 2018 on the five properties purchased since May 2017.

Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $8.4 million for the six months ended June 30, 2018, which had no dispositions, as compared to the six months ended June 30, 2017, which had two dispositions, as detailed below (in thousands):

(Back to Index)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
				$8,435
Interest expense increased by $3.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, of which $3.4 million relates to a $216.0 million increase in debt due to refinancing or new loans obtained since May 2017 and due to a lesser extent to rising interest rates. These increases were offset by a decrease in interest expense of $785,000 due to the sale of Chisholm Place, Deerfield, and Stone Ridge during the twelve months ended December 31, 2017.
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
Capital Expenditures
We deployed a total of $10.1 million during the six months ended June 30, 2018 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the six months ended	Remaining capital budgeted
Multifamily Community	June 30, 2018
The Bryant at Yorba Linda	$1,296	$6,846
Providence in the Park	1,156	3,023
Point Bonita Apartment Homes	953	959
Green Trails Apartment Homes	947	1,483
Terrace at Lake Mary	927	3,181
Heritage Pointe	817	2,056
Williamsburg	816	291
Calloway at Las Colinas	699	1,113
Courtney Meadows	485	3,705
The Estates At Johns Creek	364	458
All other properties	1,671	10,071
	$10,131

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

(Back to Index)

Gross Offering Proceeds
As of June 30, 2018, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	12,801,648	131,619
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	78,698,602	$766,433
Shares redeemed and retired	(8,007,517)
Total shares outstanding at June 30, 2018	70,691,085

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	June 30, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,745	$—	$(122)	$14,623	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(151)	12,949	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,207	—	(171)	18,036	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(447)	32,523	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(389)	28,011	28,400	—	(413)	27,987
Maxwell Townhomes	13,206	—	(95)	13,111	13,342	—	(109)	13,233
Pinehurst	7,277	—	(116)	7,161	7,339	—	(128)	7,211
Pheasant Run	6,250	—	—	6,250	6,250	—	—	6,250
Retreat of Shawnee	12,553	—	—	12,553	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,393	67	(64)	26,396	26,639	77	(75)	26,641
Pines of York	14,570	(204)	(39)	14,327	14,717	(235)	(44)	14,438
The Estates at Johns Creek	48,094	—	(228)	47,866	48,603	—	(286)	48,317
Perimeter Circle	16,730	—	(56)	16,674	16,923	—	(84)	16,839
Perimeter 5550	13,204	—	(46)	13,158	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,720	—	(181)	22,539	22,942	—	(210)	22,732
Sunset Ridge 1	19,023	155	(123)	19,055	19,254	189	(150)	19,293
Sunset Ridge 2	2,861	21	(16)	2,866	2,890	26	(19)	2,897
Calloway at Las Colinas	34,040	—	(209)	33,831	34,396	—	(241)	34,155
South Lamar Village	12,043	—	(54)	11,989	12,177	—	(80)	12,097
Heritage Pointe	25,636	—	(263)	25,373	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(412)	67,088	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,324	1,510	(259)	27,575	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(366)	36,454	36,820	—	(390)	36,430
Tech Center Square	12,033	—	(148)	11,885	12,141	—	(164)	11,977
Williamsburg	53,995	—	(644)	53,351	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(203)	11,172	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(479)	46,521	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(614)	60,886	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(542)	38,958	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(348)	31,902	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(339)	26,761	27,100	—	(367)	26,733
Addison at Sandy Springs	22,750	—	(316)	22,434	—	—	—	—
Bristol at Grapevine	32,922	—	(395)	32,527	—	—	—	—
	$853,091	$1,549	$(7,835)	$846,805	$800,862	$1,724	$(7,915)	$794,671
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.
As of June 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.18%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of June 30, 2018). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed

(Back to Index)

(Back to Index)

75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2018 did not exceed the charter-imposed limitation.
Dispositions
On June 29, 2018,we entered into an agreement to sell our interest in Pheasant Run, located in Lee's Summit, Missouri, for $16.4 million with an expected closing in the third quarter of 2018. Pheasant Run is included in assets held for sale-rental properties in the consolidated balance sheet as of June 30, 2018. We expect to recognize a gain on sale during the three months ended September 30, 2018.

Distributions
For the six months ended June 30, 2018, we paid aggregate distributions of $21.3 million, including $8.2 million of distributions paid in cash and $13.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
	$0.30		$13,121	$8,183	$21,304
Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2018 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Provided By (Used In) Operating Activities			Operating Activities	Debt Financing	Property Dispositions
2018	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$2,714	$4,431	$7,145	$(4,986)	$10,680	$0.15	$0 / 0%	$0 / 0%	$7,145 / 100% (1)
Second Quarter	5,469	8,690	14,159	7,540	10,624	$0.15	$7,540 / 53%	$0 / 0%	$6,619 / 47% (1)
	$8,183	$13,121	$21,304	$2,554	$21,304

(Back to Index)

(Back to Index)

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.30	13,121	8,183	21,304
	$3.14	$131,625	$67,424	$199,049
Our net loss attributable to common stockholders' for the six months ended June 30, 2018 was $23.2 million and net cash provided by operating activities was $2.6 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2018 were $199.0 million and $141.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations attributable to common stockholders, or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses (incurred prior to January 1, 2018, as explained below);

(2)	straight-line rent amounts, both income and expense;

(3)	amortization of above- or below-market intangible lease assets and liabilities;

(4)	amortization of discounts and premiums on debt investments;

(5)	impairment charges;

(6)	gains or losses from the early extinguishment of debt;

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss – GAAP	$(12,229)	$(3,162)	$(23,178)	$(12,028)
Net gains on dispositions of properties and joint venture interests	—	(8,435)	—	(8,435)
Depreciation expense	13,863	11,825	27,117	23,593
FFO	1,634	228	3,939	3,130
Adjustments for straight-line rents	(78)	(36)	(157)	(113)
Amortization of intangible lease assets	1,183	931	2,266	1,741
Realized loss on change in fair value of interest rate cap	—	23	—	23
Debt premium amortization	(85)	(120)	(175)	(239)
Acquisition costs	—	1,775	9	1,775
MFFO	2,654	2,801	5,882	6,317
Net gains on dispositions of properties and joint venture interests	—	8,435	—	8,435
AFFO	$2,654	$11,236	$5,882	$14,752

Basic and diluted (loss) income per common share - GAAP	$(0.17)	$(0.04)	$(0.32)	$(0.16)
FFO per common share	$0.02	$0.00	$0.06	$0.04
MFFO per common share	$0.04	$0.04	$0.08	$0.09
AFFO per common share	$0.04	$0.16	$0.08	$0.20

Weighted average shares outstanding (1)	71,006	72,007	71,221	72,102

(1)
None of the 49,995 shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2018 or June 30, 2017.

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
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On July 18, 2018, our Board of Directors declared a $0.05 per share cash distribution to our common stockholders of record at the close of business on each of the following record dates: July 30, 2018, August 30, 2018, and September 27, 2018. Such distributions were paid or will be paid on July 31, 2018, August 31, 2018, and September 28, 2018, respectively.

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
As of June 30, 2018 and December 31, 2017, we had $603.9 million and $536.4 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $2.9 million and $4.6 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2018 and December 31, 2017, we had $249.2 million and $264.4 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $249.1 million and $272.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $6.3 million and $7.7 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the six months ended June 30, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended June 30, 2018, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2018	—	$—	—	(3)
May 2018	—	$—	—	(3)
June 2018	843,238	$10.26	1,849,433	(3)
	843,238

(1)
All redemptions of equity securities in the three months ended June 30, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended June 30, 2018.

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

On March 28, 2018, our Board of Directors approved and adopted a Second Amended and Restated Share Redemption Program (the “Amended SRP”).  Pursuant to the Amended SRP, we redeem shares at a purchase price equal to 95% of the current net asset value per share redeemed, except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility. The Amended SRP became effective for redemptions occurring after April 29, 2018.
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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 10, 2018	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)