Form 10-Q
period 2018-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2018-11-09
CIK 1466225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company., or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 5, 2018, there were 70,771,301 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments:
Rental properties, net	$1,027,610	$998,889
Loan held for investment, net	790	782
Identified intangible assets, net	553	1,796
Assets held for sale - rental properties	15,254	—
Total investments	1,044,207	1,001,467

Cash	50,314	117,660
Restricted cash	14,360	13,401
Subtotal- cash and restricted cash	64,674	131,061
Due from related parties	146	371
Tenant receivables, net	195	251
Deposits	229	227
Prepaid expenses and other assets	3,271	1,745
Goodwill	594	670
Total assets	$1,113,316	$1,135,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$839,220	$794,671
Accounts payable	729	791
Accrued expenses and other liabilities	7,324	8,074
Accrued real estate taxes	11,316	9,195
Due to related parties	720	719
Tenant prepayments	1,192	1,178
Security deposits	2,713	2,572
Total liabilities	$863,214	$817,200

Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,563,588 and 71,299,467 shares issued and outstanding, respectively)	706	713
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,995 shares issued and outstanding)	1	1
Additional paid-in capital	627,854	635,748
Accumulated other comprehensive loss	(441)	(562)
Accumulated deficit	(378,018)	(317,308)
Total stockholders’ equity	250,102	318,592
Total liabilities and stockholders' equity	$1,113,316	$1,135,792

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$33,791	$29,847	$96,995	$86,557
Utility income	2,060	1,847	6,079	5,275
Ancillary tenant fees	664	565	1,683	1,571
Interest and dividend income	65	74	240	165
Total revenues	36,580	32,333	104,997	93,568

Expenses:
Rental operating - expenses	8,419	7,162	23,477	20,009
Rental operating - payroll	3,662	3,306	10,523	10,385
Rental operating - real estate taxes	4,286	3,794	12,501	11,096
Subtotal - Rental operating expenses	16,367	14,262	46,501	41,490
Acquisition costs	—	1,290	9	3,065
Management fees	4,920	4,323	14,312	12,530
General and administrative	2,625	2,874	8,161	8,546
Loss on disposal of assets	286	537	590	729
Depreciation and amortization expense	14,851	13,193	44,234	38,527
Total expenses	39,049	36,479	113,807	104,887
Loss before other income (expense)	(2,469)	(4,146)	(8,810)	(11,319)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	6,195	14,300	6,195	22,735
Interest expense	(9,526)	(7,963)	(26,709)	(21,351)
Insurance proceeds in excess of cost basis	169	—	515	98
Total other (expense) income	(3,162)	6,337	(19,999)	1,482

Net (loss) income	$(5,631)	$2,191	$(28,809)	$(9,837)

Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	62	42	144	117
Designated derivatives, fair value adjustments	(9)	(55)	(23)	(344)
Total other comprehensive income (loss)	53	(13)	121	(227)
Comprehensive (loss) income	$(5,578)	$2,178	$(28,688)	$(10,064)

Weighted average common shares outstanding	70,790	71,703	71,064	71,967
Basic and diluted loss per common share:
Net (loss) income per common share	$(0.09)	$0.03	$(0.41)	$(0.13)

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)
(unaudited)

	Common Stock		Convertible Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through the distribution reinvestment plan	1,869	19	—	—	19,541	—	—	19,560
Distributions declared	—	—	—	—	—	—	(31,901)	(31,901)
Common stock redemptions	(2,604)	(26)	—	—	(27,435)	—	—	(27,461)
Other comprehensive income	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(28,809)	(28,809)
Balance at September 30, 2018	70,564	$706	50	$1	$627,854	$(441)	$(378,018)	$250,102

The accompanying notes are an integral part of this consolidated statement.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,809)	$(9,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	590	729
Casualty (gains) losses	(788)	89
Net gains on dispositions of properties and joint venture interests	(6,195)	(22,735)
Depreciation and amortization	44,234	38,527
Amortization of deferred financing costs	1,319	1,595
Amortization of debt premium (discount)	(260)	(359)
Realized loss on change in fair value of interest rate cap	144	117
Accretion of discount and direct loan fees and costs	(24)	(30)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	56	(214)
Deposits	(2)	31
Prepaid expenses and other assets	(1,353)	793
Due to/from related parties, net	226	(68)
Accounts payable and accrued expenses	73	1,887
Tenant prepayments	4	77
Security deposits	113	(42)
Net cash provided by operating activities	9,328	10,560

Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	9,635	31,403
Property acquisitions	(25,218)	(29,239)
Insurance proceeds received for casualty losses	1,783	—
Capital expenditures	(16,651)	(16,632)
Principal payments received on loans held for investment	16	21
Net cash used in investing activities	(30,435)	(14,447)

Cash flows from financing activities:
Redemptions of common stock	(27,461)	(25,452)
Payment of deferred financing costs	(329)	(469)
Borrowings on mortgages	—	85,136
Principal repayments on mortgages	(5,149)	(4,921)
Distributions paid on common stock	(12,341)	(11,893)
Net cash (used in) provided by financing activities	(45,280)	42,401
Net (decrease) increase in cash and restricted cash	(66,387)	38,514
Cash and restricted cash at beginning of period	131,061	125,119
Cash and restricted cash at end of period	$64,674	$163,633

Reconciliation to consolidated balance sheets
Cash	$50,314	$151,384
Restricted cash	14,360	12,249
Cash and restricted cash at end of period	$64,674	$163,633

The accompanying notes are an integral part of these consolidated statements.
(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2017 and 2016, the Company issued approximately 5.1 million additional shares for $55.6 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2018, the Company issued approximately 1.9 million additional shares for $19.6 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2017. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ending December 31, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place") (a)	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst") (a)	Pinehurst	146	Kansas City, MO
PRIP 1102, LLC ("Pheasant Run") (a) (b)	Pheasant Run	—	Lee's Summit, MO
PRIP 11128, LLC ("Retreat at Shawnee") (a)	Retreat at Shawnee	342	Shawnee, KS
PRIP Pines, LLC ("Pines of York") (a)	Pines of York	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	295	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs, GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		9,952

N/A - Not Applicable
(a) Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(b) Underlying investment sold on September 14, 2018.
All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
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
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which replaces most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15, and the adoption did not have a material impact on its consolidated financial statements and disclosures.
In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted ASU No. 2016-18 as of January 1, 2018, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures. As a result of adopting the new guidance, $723,000 and $81,000 of restricted cash, which were previously included as operating cash outflows and investing cash outflows within the consolidated statements of cash flows for the nine months ended September 30, 2017, respectively, have been removed and are now included in the cash and restricted cash line items at the beginning and end of the period.
In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  The Company adopted ASU No. 2017-01 as of January 1, 2018. Acquisitions during the nine months ended September 30, 2018 were evaluated under the new standard and accounted for as asset acquisitions. The Company believes any future property acquisitions will be accounted for as asset acquisitions, not business combinations.
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
SEPTEMBER 30, 2018
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
In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). ASU No. 2018-13 will be effective for the Company beginning January 1, 2020 and early adoption is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of ASU No. 2018-13 to have a significant impact on its consolidated financial statements.

Assets Held for Sale
The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2018 and December 31, 2017, the Company had one and zero rental properties, respectively, included in assets held for sale.
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
SEPTEMBER 30, 2018
(unaudited)

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
Contractual Obligations
The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of September 30, 2018, the payments due under these obligations totaled $179,000.
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
An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment losses recorded on long-lived assets during the three and nine months ended September 30, 2018 and 2017.
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
SEPTEMBER 30, 2018
(unaudited)

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
Goodwill
The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and nine months ended September 30, 2018.
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.
The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $74.1 million and $196,000 for the 12 month periods ending September 30, 2019 and 2020, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $447,000, $398,000, $302,000, $239,000, and $86,000 for the 12 month periods ending September 30, 2019, through September 30, 2023, respectively, and $202,000 thereafter.
Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary tenant fees for administration of leases, late payments, amenities, and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties. As discussed earlier, the Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2018 is a $559,000 contract liability relating to contracts with cable providers. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the nine months ended September 30, 2018, approximately $60,000 of revenue from the contract liability was recognized as income.
Tenant Receivables
Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  As of September 30, 2018 and December 31, 2017, there were allowances for uncollectible receivables of $7,756 and $149,300, respectively.
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
The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

is required and the Company can increase book equity of the consolidated entity.  As of September 30, 2018 and December 31, 2017, the Company had no TRSs.

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
Earnings Per Share
Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,995 shares of convertible stock (see Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2018 (were such date to represent the end of the contingency period).
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$19,560	$20,421
Deferred financing costs funded directly by mortgage notes	57	449
Accruals for construction in progress	937	922

Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	6,250	26,976

Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	55,672	93,750
Cash paid during the period for:
Interest	$25,055	$19,328

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 4 - RESTRICTED CASH
Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2018	December 31, 2017
Real estate taxes	$10,040	$8,876
Insurance	1,349	1,995
Capital improvements	2,971	2,530
Total	$14,360	$13,401
In addition, the Company had unrestricted cash earmarked for capital expenditures of $25.4 million and $31.3 million as of September 30, 2018 and December 31, 2017, respectively.

NOTE 5 - RENTAL PROPERTIES, NET
The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2018	December 31, 2017
Land	$200,848	$196,765
Building and improvements	962,968	905,739
Furniture, fixtures and equipment	43,372	37,796
Construction in progress	1,472	6,297
	1,208,660	1,146,597
Less: accumulated depreciation	(181,050)	(147,708)
	$1,027,610	$998,889
Depreciation expense for the three and nine months ended September 30, 2018 was $14.0 million and $41.1 million, respectively, and for the three and nine months ended September 30, 2017 depreciation expense was $12.3 million and $35.9 million, respectively.
During the three months ended September 30, 2018, the Company entered into an agreement to sell one rental property, Retreat at Shawnee, with a net book value of $15.3 million. The Company confirmed the intent and ability to sell this property in its present condition and this property qualified for held for sale accounting treatment upon meeting all applicable criteria prior to September 30, 2018, at which time depreciation ceased. As such, the assets associated with this property were separately classified and included as assets held for sale on the Company's consolidated balance sheet as of September 30, 2018. However, the sale of this property did not qualify for discontinued operations, and, therefore, the operations for all periods presented continue to be classified within continuing operations on the Company's consolidated statements of operations. The Company completed the sale on October 19, 2018.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 6 - LOAN HELD FOR INVESTMENT, NET
In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both September 30, 2018 and December 31, 2017, the Trail Ridge Note was both current and performing.
The following table presents details of the balance and terms of the Trail Ridge Note as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Unpaid principal balance	$918	$934
Unamortized discount and acquisition costs	(128)	(152)
Net book value	$790	$782

Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of September 30, 2018, it was not impaired.  There were no allowances for credit losses as of both September 30, 2018 and December 31, 2017. There were no charge-offs for both the nine months ended September 30, 2018 and the nine months ended September 30, 2017.
NOTE 7 - ACQUISITIONS
As of September 30, 2018, the Company owned interests in 31 properties. On April 17, 2018, the Company, through its wholly-owned subsidiary, purchased Addison at Sandy Springs Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. On April 25, 2018, the Company, through its wholly-owned subsidiary, purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party.
The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs during the nine months ended September 30, 2018 (in thousands):

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS
The Company disposed of one property during the three and nine months ended September 30, 2018.
The following table presents details of the Company's disposition and deconsolidation activity during the three and nine months ended September 30, 2018 and 2017 (in thousands):

				Net Gains on Dispositions of Properties and Joint Venture Interests
Multifamily Community	Location	Sale Date	Contract Sales Price	Three months ended September 30, 2018	Nine months ended September 30, 2018
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195	$6,195
				$6,195	$6,195

2017 Dispositions:				Three months ended September 30, 2017	Nine months ended September 30, 2017
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$—	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	—	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265	3,265
				$14,300	$22,735

The following table presents the Company's revenues and net income (loss) attributable to properties sold, which includes gain on sale, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Revenues Attributable to Properties Sold		Net Income (Loss) Attributable to Properties Sold
Multifamily Community	Three months ended September 30, 2018	Nine months ended September 30, 2018	Three months ended September 30, 2018	Nine months ended September 30, 2018
2018 Dispositions:
Pheasant Run	$342	$1,169	$6,230	$6,217
	$342	$1,169	$6,230	$6,217

2017 Dispositions:	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2017	Nine months ended September 30, 2017
Chisholm Place	$—	$825	$(4)	$6,659
Mosaic	(2)	473	(26)	1,441
Deerfield	326	1,653	10,827	11,042
Stone Ridge	435	1,286	3,196	3,099
	$759	$4,237	$13,993	$22,241
On September 4, 2018, the Company entered into an agreement to sell its interest in Retreat at Shawnee, located in Shawnee, Kansas, for $25.0 million. Retreat at Shawnee is included in assets held for sale-rental properties in the consolidated balance sheet as of September 30, 2018. The Company completed the sale on October 19, 2018 and expects to recognize a gain on sale during the three months ended December 31, 2018.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL
Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $553,000 and $1.8 million as of September 30, 2018 and December 31, 2017, respectively, net of accumulated amortization of $29.4 million and $26.6 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was two months and five months as of September 30, 2018 and December 31, 2017, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes for the years ending September 30, 2019, 2020, 2021, and 2022 are $12,544, $10,768, $5,358, $674, respectively, and none thereafter. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2018 was $840,100 and $3.1 million, respectively. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2017 was $842,000 and $2.6 million, respectively.
The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending September 30, and thereafter (in thousands):

2019	$536
2020	11
2021	5
2022	1
Thereafter	—
$553

As of September 30, 2018 and December 31, 2017, the Company had $594,000 and $670,000, respectively, of goodwill included on the consolidated balance sheets. The following table presents the Company's activity in goodwill for the nine months ended September 30, 2018 (in thousands):

Balance, January 1, 2018	$670
Sale of Pheasant Run	(76)
Balance, September 30, 2018	$594

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,674	$—	$(113)	$14,561	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(144)	12,956	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,126	—	(163)	17,963	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(433)	32,537	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(376)	28,024	28,400	—	(413)	27,987
Maxwell Townhomes	13,139	—	(88)	13,051	13,342	—	(109)	13,233
Pinehurst	7,249	—	(111)	7,138	7,339	—	(128)	7,211
Pheasant Run	—	—	—	—	6,250	—	—	6,250
Retreat of Shawnee	12,486	—	—	12,486	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,272	61	(59)	26,274	26,639	77	(75)	26,641
Pines of York	14,498	(189)	(36)	14,273	14,717	(235)	(44)	14,438
The Estates at Johns Creek	47,836	—	(199)	47,637	48,603	—	(286)	48,317
Perimeter Circle	16,634	—	(42)	16,592	16,923	—	(84)	16,839
Perimeter 5550	13,128	—	(35)	13,093	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,611	—	(167)	22,444	22,942	—	(210)	22,732
Sunset Ridge 1	18,907	138	(109)	18,936	19,254	189	(150)	19,293
Sunset Ridge 2	2,846	19	(14)	2,851	2,890	26	(19)	2,897
Calloway at Las Colinas	33,863	—	(193)	33,670	34,396	—	(241)	34,155
South Lamar Village	11,977	—	(41)	11,936	12,177	—	(80)	12,097
Heritage Pointe	25,498	—	(252)	25,246	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(356)	67,144	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,225	1,435	(246)	27,414	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(354)	36,466	36,820	—	(390)	36,430
Tech Center Square	11,984	—	(140)	11,844	12,141	—	(164)	11,977
Williamsburg	53,995	—	(613)	53,382	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(193)	11,182	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(456)	46,544	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(586)	60,914	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(518)	38,982	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(333)	31,917	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(325)	26,775	27,100	—	(367)	26,733
Addison at Sandy Springs	22,750	—	(304)	22,446	—	—	—	—
Bristol at Grapevine	32,922	—	(380)	32,542	—	—	—	—
	$845,135	$1,464	$(7,379)	$839,220	$800,862	$1,724	$(7,915)	$794,671

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of September 30, 2018:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.55%	(1)(5)	$79	$17
Cannery Lofts	11/1/2023	4.80%	(1)(3)	52	26
Trailpoint at the Woodlands	11/1/2023	4.67%	(1)(4)	95	47
Verona Apartment Homes	10/1/2026	4.62%	(1)(3)	125	40
Skyview Apartment Homes	10/1/2026	4.62%	(1)(3)	107	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.68%	(1)(3)	38	15
Retreat of Shawnee	2/1/2019	4.76%	(1)(6)	78	28
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	7/1/2019	3.42%	(2)(5)	81	44
Perimeter 5550	7/1/2019	3.42%	(2)(5)	64	32
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	4.14%	(1)(4)	130	43
The Bryant at Yorba Linda	6/1/2020	4.01%	(1)(3)	297	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.38%	(1)(3)	196	69
Tech Center Square	6/1/2023	4.84%	(1)(5)	65	24
Williamsburg	1/1/2024	4.64%	(1)(3)	252	167
Retreat at Rocky Ridge	1/1/2024	4.72%	(1)(3)	54	23
Providence in the Park	2/1/2024	4.56%	(1)(3)	212	138
Green Trails Apartment Homes	6/1/2024	4.25%	(1)(3)	234	79
Meridian Pointe	8/1/2024	4.16%	(1)(3)	138	56
Terraces at Lake Mary	9/1/2024	4.17%	(1)(3)	110	46
Courtney Meadows Apartments	1/1/2025	4.10%	(1)(3)	91	51
Addison at Sandy Springs	5/1/2025	4.02%	(1)(3)(7)	74	38
Bristol at Grapevine	5/1/2025	3.97%	(1)(3)(7)	106	78

(1)	Variable rate based on one-month LIBOR of 2.2606% (as of September 30, 2018) plus a fixed margin.

(2)	Fixed rate.

(3)	Monthly interest-only payment currently required.

(4)	Monthly fixed principal plus interest payment required.

(5)	Fixed monthly principal and interest payment required.

(6)	Mortgage note payable related to asset held for sale at September 30, 2018.

(7)	New debt placed during the nine months ended September 30, 2018.
Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2018 and 2017, interest expense was reduced by $85,000 and $120,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2018 and 2017, interest expense was reduced by $260,000 and $359,000, respectively, for the amortization of the premium or discount.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
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

2019	$63,305
2020	123,564
2021	57,351
2022	102,312
2023	21,163
Thereafter	477,440
$845,135

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
The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant. During the nine months ended September 30, 2018, the Company paid $50,000 to the lender in connection with an amendment to the loan agreement to modify the debt service coverage ratio covenant. The Company was in compliance with all covenants related to this loan as of September 30, 2018.
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2018 and September 30, 2017, $456,000 and $633,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2018 and September 30, 2017, $1.3 million and $1.5 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of September 30, 2018 and December 31, 2017 was $5.3 million and $4.0 million, respectively.
The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter (in thousands):

2019	$1,758
2020	1,517
2021	1,209
2022	1,007
2023	948
Thereafter	940
$7,379

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

NOTE 11 - CREDIT FACILITY
       The secured revolving credit facility with Bank of America, N.A. (“Bank of America”), as amended, matured on May 23, 2017 and was closed; all collateral subject to the revolving credit line was released.
Deferred financing costs incurred to obtain financing were amortized over the term of the related debt. During the three months ended September 30, 2018 and 2017, there was no amortization of deferred financing costs included in interest expense. During the nine months ended September 30, 2018 and 2017, $0 and $68,000, respectively, of amortization of deferred financing costs was included in interest expense. Deferred financing costs were fully amortized on the date of maturity.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the nine months ended September 30, 2018 (in thousands):

Balance, January 1, 2018	$(562)
Reclassification adjustment for realized loss on designated derivatives	144
Designated derivatives, fair value adjustments	(23)
Balance, September 30, 2018	$(441)
NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.
Relationship with RAI and C-III
Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company. The pool covers losses up to $2.5 million, after a $25,000 deductible per incident.  Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250 million, after either a $25,000 or a $100,000 deductible per incident depending on the location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the nine months ended September 30, 2018, the Company paid $940,327 into the insurance pool.

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

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III  managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $283,533 during the year ended December 31, 2018 in connection with this insurance program for an annual policy through September 2019.
Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Advisor
In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one-year term

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2018. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	September 30, 2018	December 31, 2017
Due from related parties:
RAI and affiliates	$146	$371

Due to related parties:
Advisor:
Asset management fees	$—	$15
Operating expense reimbursements	62	32

Manager:
Property management fees	531	476
Other operating expense reimbursements	127	196
	$720	$719
The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$953	$1,697	$2,565
Asset management fees (2)	3,307	2,893	9,663	8,370
Disposition fees (3)	73	144	73	361
Debt financing fees (4)	—	358	278	901
Overhead allocation (5)	1,153	1,091	3,390	3,399
Internal audit (5)	27	21	75	47

Manager:
Property management fees (2)	$1,612	$1,429	$4,647	$4,158
Construction management fees (6)	197	188	633	712
Construction payroll reimbursements (6)	65	57	146	166
Acquisition-related reimbursements (5)	—	20	53	38
Operating expense reimbursements (7)	114	218	342	723
Debt servicing fees (2)	1	1	2	2

Other:
The Planning & Zoning Resource Company (1)	—	2	2	3
Graphic Images (5)	—	—	—	9

(1)
For the three and nine months ended September 30, 2017, Acquisition fees are included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2018, Acquisition fees are capitalized and included in Rental Properties, net on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

(6)	Capitalized and included in Rental properties, net, on the consolidated balance sheets.

(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).
NOTE 14 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2018 and December 31, 2017, no shares of preferred stock were issued and outstanding.
Common Stock
As of September 30, 2018, the Company had an aggregate of 70,563,588 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	13,429,165	138,058
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	79,326,119	$772,872
Shares redeemed and retired	(8,762,531)
Total shares outstanding as of September 30, 2018	70,563,588

(1)    Includes 276,056 shares issued to the Advisor.
Convertible Stock
As of September 30, 2018 and December 31, 2017, the Company had 49,995 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 932 shares. In 2017, the Company repurchased and retired five shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.
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
SEPTEMBER 30, 2018
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
As of September 30, 2018, no Triggering Event has occurred.
Redemption of Securities
During the nine months ended September 30, 2018, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	1,006	$10.94
April 2018	—	—
May 2018	—	—
June 2018	843	$10.26
July 2018	—	—
August 2018	—	—
September 2018	755	$10.29
2,604

(1)    All redemptions of equity securities by the Company during the nine months ended September 30, 2018 were made pursuant to the Company's share redemption program.
All redemptions requests tendered were honored during the three and nine months ended September 30, 2018.
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

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

Distributions
For the nine months ended September 30, 2018, the Company paid aggregate distributions of $31.9 million, including $12.3 million of distributions paid in cash and $19.6 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
July 30, 2018	0.05	July 31, 2018	2,155	1,380	3,535
August 30, 2018	0.05	August 31, 2018	2,151	1,394	3,545
September 27, 2018	0.05	September 28, 2018	2,133	1,384	3,517
	$0.45		$19,560	$12,341	$31,901
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
SEPTEMBER 30, 2018
(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Interest rate caps	$—	$67	$—	$67
	$—	$67	$—	$67

December 31, 2017
Assets:
Interest rate caps	$—	$49	$—	$49
	$—	$49	$—	$49
The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$790	$982	$782	$1,057
Mortgage notes payable- outstanding borrowings	$(845,135)	$(836,431)	$(800,862)	$(802,523)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2018
(unaudited)

transaction affects earnings. During the three and nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2018, the Company had losses of $62,000 and $144,000, respectively. During the three and nine months ended September 30, 2017, the Company had losses of $42,000 and $117,000, respectively.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $278,000 will be reclassified as an increase to interest expense.
The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2018 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	17	$507,000	November 1, 2018 to May 1, 2021
Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$67	Prepaid expenses and other assets	$49	—	$—	—	$—
NOTE 17 - OPERATING EXPENSE LIMITATION
Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2018 were in compliance with the charter-imposed limitation.
NOTE 18 - SUBSEQUENT EVENTS
On October 30, 2018, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: October 30, 2018, November 29, 2018, and December 28, 2018. Such distributions were paid or will be paid on October 31, 2018, November 30, 2018, and December 31, 2018, respectively.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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
We have acquired a diversified portfolio of discounted U.S. commercial real estate and real estate-related debt. Our portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have or can add value with a capital infusion (referred to as “value add properties”). However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets. At September 30, 2018, we held approximately 23% of our total assets in category (i) and 77% of our total assets in category (ii).
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
Results of Operations
 As of September 30, 2018, we owned interests in a total of 31 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of September 30, 2018, we had sold our interests in 23 of those properties.
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

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017:
The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2018	2017
Revenues:
Rental income	$33,791	$29,847
Utility income	2,060	1,847
Other ancillary fees	664	565
Interest and dividend income	65	74
Total revenues	36,580	32,333

Expenses:
Rental operating - expenses	8,419	7,162
Rental operating - payroll	3,662	3,306
Rental operating - real estate taxes	4,286	3,794
Subtotal - Rental operating expenses	16,367	14,262
Acquisition costs	—	1,290
Management fees	4,920	4,323
General and administrative	2,625	2,874
Loss on disposal of assets	286	537
Depreciation and amortization expense	14,851	13,193
Total expenses	39,049	36,479
Loss before other income (expense)	(2,469)	(4,146)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	6,195	14,300
Interest expense	(9,526)	(7,963)
Insurance proceeds in excess of cost basis	169	—
Total other (expense) income	(3,162)	6,337
Net loss attributable to common stockholders	$(5,631)	$2,191

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended				For the three months ended
	September 30, 2018				September 30, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$29,834	$3,957	$—	$33,791	$28,439	$1,408	$—	$29,847
Utility income	1,809	251	—	2,060	1,762	85	—	1,847
Other ancillary fees	587	77	—	664	536	29	—	565
Interest and dividend income	46	—	19	65	35	(1)	40	74
Total revenues	32,276	4,285	19	36,580	30,772	1,521	40	32,333

Expenses:
Rental operating - expenses	7,288	1,131	—	8,419	6,757	401	4	7,162
Rental operating - payroll	3,167	495	—	3,662	3,108	198	—	3,306
Rental operating- real estate taxes	3,768	518	—	4,286	3,677	117	—	3,794
Subtotal - Rental operating expenses	14,223	2,144	—	16,367	13,542	716	4	14,262
Acquisition costs	—	—		—	—	1,290	—	1,290
Management fees	1,425	188	3,307	4,920	1,356	73	2,894	4,323
General and administrative	970	115	1,540	2,625	1,027	121	1,726	2,874
Loss on disposal of assets	196	90	—	286	102	435	—	537
Depreciation and amortization expense	12,481	2,370	—	14,851	12,803	390	—	13,193
Total expenses	29,295	4,907	4,847	39,049	28,830	3,025	4,624	36,479
Income (loss) before other (expense) income	2,981	(622)	(4,828)	(2,469)	1,942	(1,504)	(4,584)	(4,146)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	6,195	—	6,195	—	14,300	—	14,300
Interest expense	(8,250)	(1,276)	—	(9,526)	(7,195)	(768)	—	(7,963)
Insurance proceeds in excess of cost basis	169	—	—	169	—	—	—	—
Total other (expense) income	(8,081)	4,919	—	(3,162)	(7,195)	13,532	—	6,337

Net (loss) income attributable to common stockholders	$(5,100)	$4,297	$(4,828)	$(5,631)	$(5,253)	$12,028	$(4,584)	$2,191

(Back to Index)

Revenues: The $1.4 million increase in rental revenues for the 27 properties we owned during both the three months ended September 30, 2018 and September 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase/ (Decrease) in Occupancy	Increase (Decrease) in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$202	2.4%	$134
Providence in the Park	188	2.7%	95
Skyview Apartment Homes	112	6.6%	91
Heritage Pointe	110	1.5%	72
Pointe Bonita Apartment Homes	107	1.4%	106
Calloway at Las Colinas	104	2.0%	44
South Lamar Village	82	2.4%	108
Verona Apartment Homes	81	2.7%	68
Meridian Pointe	79	0.5%	76
The Estates at Johns Creek	74	2.9%	17
All other, net	256
	$1,395
Expenses: Our total rental operating expenses for the 27 properties we owned during both three month periods presented increased by $681,000 during the three months ended September 30, 2018, primarily driven by an increase in insurance premiums. Real estate tax expense increased by $91,000 due largely to higher real property assessments.
Total acquisition costs decreased by $1.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. There were no property acquisitions during the three months ended September 30, 2018. Additionally, effective January 1, 2018, property acquisitions are accounted for as asset acquisitions.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$408	$1,251	$1,659
Amortization of intangibles	(730)	729	(1)
	$(322)	$1,980	$1,658

The overall increase in depreciation was due to the three property acquisitions as well as $20.5 million in capital improvements since September 30, 2017 made in accordance with our planned renovations. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the three months ended September 30, 2018 on the three properties purchased since September 30, 2017.
Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $8.1 million for the three months ended September 30, 2018, which had one disposition, as compared to the three months ended September 30, 2017, which had two dispositions, as detailed below (in thousands):

(Back to Index)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195

2017 Dispositions:
Deerfield	Hermantown, Minnesota	August 16, 2017	$23,600	$11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
				$14,300
Interest expense increased by $1.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which is due largely to a $82.8 million increase in new mortgages obtained subsequent to September 30, 2017 and due to a lesser extent to rising interest rates.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017:
The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Revenues:
Rental income	$96,995	$86,557
Utility income	6,079	5,275
Other ancillary fees	1,683	1,571
Interest and dividend income	240	165
Total revenues	104,997	93,568

Expenses:
Rental operating - expenses	23,477	20,009
Rental operating- payroll	10,523	10,385
Rental operating- real estate taxes	12,501	11,096
Subtotal - Rental operating expenses	46,501	41,490
Acquisition costs	9	3,065
Management fees	14,312	12,530
General and administrative	8,161	8,546
Loss on disposal of assets	590	729
Depreciation and amortization expense	44,234	38,527
Total expenses	113,807	104,887
Loss before other income (expense)	(8,810)	(11,319)

Other income (expense):
Net gains on dispositions of properties and joint venture interests	6,195	22,735
Interest expense	(26,709)	(21,351)
Insurance proceeds in excess of cost basis	515	98
Total other expense	(19,999)	1,482
Net loss attributable to common stockholders	$(28,809)	$(9,837)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the nine months ended				For the nine months ended
	September 30, 2018				September 30, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$82,160	$14,835	$—	$96,995	$78,837	$7,720	$—	$86,557
Utility income	5,261	818	—	6,079	4,906	369	—	5,275
Ancillary tenant fees	1,482	201	—	1,683	1,425	146	—	1,571
Interest and dividend income	134	1	105	240	109	1	55	165
Total revenues	89,037	15,855	105	104,997	85,277	8,236	55	93,568

Expenses:
Rental operating - expenses	20,076	3,398	3	23,477	18,145	1,857	7	20,009
Rental operating - payroll	8,954	1,569	—	10,523	9,330	1,055	—	10,385
Rental operating- real estate taxes	10,455	2,046	—	12,501	10,357	739	—	11,096
Subtotal- Rental operating expenses	39,485	7,013	3	46,501	37,832	3,651	7	41,490
Acquisition costs	—	9	—	9	—	3,065	—	3,065
Management fees	3,940	708	9,664	14,312	3,779	380	8,371	12,530
General and administrative	2,680	395	5,086	8,161	2,880	432	5,234	8,546
Loss on disposal of assets	468	122	—	590	287	442	—	729
Depreciation and amortization expense	35,341	8,893	—	44,234	35,373	3,154	—	38,527
Total expenses	81,914	17,140	14,753	113,807	80,151	11,124	13,612	104,887
Income (loss) before other (expense) income	7,123	(1,285)	(14,648)	(8,810)	5,126	(2,888)	(13,557)	(11,319)

Other (expense) income:
Net gains on dispositions of properties and joint venture interests	—	6,195	—	6,195	—	22,735	—	22,735
Interest expense	(21,842)	(4,867)	—	(26,709)	(18,610)	(2,422)	(319)	(21,351)
Insurance proceeds in excess of cost basis	387	128	—	515	72	26	—	98
Total other (expense) income	(21,455)	1,456	—	(19,999)	(18,538)	20,339	(319)	1,482

Net (loss) income attributable to common stockholders	$(14,332)	$171	$(14,648)	$(28,809)	$(13,412)	$17,451	$(13,876)	$(9,837)

(Back to Index)

Revenues: The $3.3 million increase in rental income for the 26 properties we owned during both the nine months ended September 30, 2018 and the nine months ended September 30, 2017 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase/(Decrease) in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Providence in the Park	$405	0.9%	82
The Bryant at Yorba Linda	371	(0.6)%	125
Heritage Pointe	342	0.8%	83
Village of Bonita Glen	311	1.2%	106
Meridian Pointe	297	0.5%	98
Calloway at Las Colinas	269	(0.3)%	63
The Estates at Johns Creek	242	2.9%	23
Verona Apartment Homes	230	1.3%	82
Williamsburg	159	1.9%	1
South Lamar Village	157	2.4%	60
All other, net	540
	$3,323
Expenses: Our total rental operating expenses for the 26 properties we owned during both nine month periods presented increased by $1.7 million during the nine months ended September 30, 2018, which was primarily driven by an increase of $512,000 in utility expenses resulting from extremes in weather temperatures. There was also an increase of $487,000 in operating expenses, excluding payroll and real estate taxes, largely driven by maintenance and turnover costs.
Total acquisition costs decreased by $3.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Effective January 1, 2018, property acquisitions are accounted for as asset acquisitions. This resulted in acquisition fees being capitalized and no longer expensed. Acquisition fees paid and capitalized during the nine months ended September 30, 2018 for the purchase of the Addison at Sandy Springs and Bristol at Grapevine were approximately $1.7 million.
Total management fees increased by $1.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to a $1.3 million increase in the asset management fees paid to the Advisor related to recent acquisitions.
Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$1,524	$3,660	$5,184
Amortization of intangibles	(1,711)	2,234	523
	$(187)	$5,894	$5,707

The overall increase in depreciation is due to the three property acquisitions as well as capital improvements made in accordance with our planned renovations since September 30, 2017. The overall increase in amortization of intangibles was due to the amortization of in-place leases during the nine months ended September 30, 2018 on the five properties purchased since May 2017.

Net gains on dispositions of properties and joint venture interests included in other (expense) income decreased by $16.5 million for the nine months ended September 30, 2018, which had one disposition, as compared to the nine months ended September 30, 2017, which had two dispositions, as detailed below (in thousands):

(Back to Index)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195

2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
				$22,735
Interest expense increased by $5.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, of which $3.8 million relates to a $176.5 million increase in debt due to refinancing or new loans obtained since May 2017 and due to a lesser extent to rising interest rates. These increases were offset by a decrease in interest expense of $1.3 million due to the sale of Chisholm Place, Deerfield, and Stone Ridge during the twelve months ended December 31, 2017.
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
Capital Expenditures
We deployed a total of $16.7 million during the nine months ended September 30, 2018 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

	Capital deployed during the nine months ended	Remaining capital budgeted
Multifamily Community	September 30, 2018
The Bryant at Yorba Linda	$2,482	$5,910
Providence in the Park	1,739	2,438
Terrace at Lake Mary	1,609	2,477
Green Trails Apartment Homes	1,355	769
Heritage Pointe	1,262	1,784
Point Bonita Apartment Homes	1,210	792
Williamsburg	1,176	294
Calloway at Las Colinas	937	978
Courtney Meadows	740	3,455
The Estates At Johns Creek	607	273
All other properties	3,534	9,198
	$16,651

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
Gross Offering Proceeds
As of September 30, 2018, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	13,429,165	138,058
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	79,326,119	$772,872
Shares redeemed and retired	(8,762,531)
Total shares outstanding at September 30, 2018	70,563,588

(1)    Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	September 30, 2018				December 31, 2017
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,674	$—	$(113)	$14,561	$14,896	$—	$(140)	$14,756
Cannery Lofts	13,100	—	(144)	12,956	13,100	—	(165)	12,935
Trailpoint at the Woodlands	18,126	—	(163)	17,963	18,368	—	(188)	18,180
Verona Apartment Homes	32,970	—	(433)	32,537	32,970	—	(475)	32,495
Skyview Apartment Homes	28,400	—	(376)	28,024	28,400	—	(413)	27,987
Maxwell Townhomes	13,139	—	(88)	13,051	13,342	—	(109)	13,233
Pinehurst	7,249	—	(111)	7,138	7,339	—	(128)	7,211
Pheasant Run	—	—	—	—	6,250	—	—	6,250
Retreat of Shawnee	12,486	—	—	12,486	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,272	61	(59)	26,274	26,639	77	(75)	26,641
Pines of York	14,498	(189)	(36)	14,273	14,717	(235)	(44)	14,438
The Estates at Johns Creek	47,836	—	(199)	47,637	48,603	—	(286)	48,317
Perimeter Circle	16,634	—	(42)	16,592	16,923	—	(84)	16,839
Perimeter 5550	13,128	—	(35)	13,093	13,356	—	(70)	13,286
Aston at Cinco Ranch	22,611	—	(167)	22,444	22,942	—	(210)	22,732
Sunset Ridge 1	18,907	138	(109)	18,936	19,254	189	(150)	19,293
Sunset Ridge 2	2,846	19	(14)	2,851	2,890	26	(19)	2,897
Calloway at Las Colinas	33,863	—	(193)	33,670	34,396	—	(241)	34,155
South Lamar Village	11,977	—	(41)	11,936	12,177	—	(80)	12,097
Heritage Pointe	25,498	—	(252)	25,246	25,912	—	(284)	25,628
The Bryant at Yorba Linda	67,500	—	(356)	67,144	67,500	—	(461)	67,039
Point Bonita Apartment Homes	26,225	1,435	(246)	27,414	26,525	1,660	(285)	27,900
The Westside Apartments	36,820	—	(354)	36,466	36,820	—	(390)	36,430
Tech Center Square	11,984	—	(140)	11,844	12,141	—	(164)	11,977
Williamsburg	53,995	—	(613)	53,382	53,995	—	(706)	53,289
Retreat at Rocky Ridge	11,375	—	(193)	11,182	11,375	—	(223)	11,152
Providence in the Park	47,000	—	(456)	46,544	47,000	—	(524)	46,476
Green Trails Apartment Homes	61,500	—	(586)	60,914	61,500	—	(667)	60,833
Meridian Pointe	39,500	—	(518)	38,982	39,500	—	(588)	38,912
Terraces at Lake Mary	32,250	—	(333)	31,917	32,250	—	(377)	31,873
Courtney Meadows Apartments	27,100	—	(325)	26,775	27,100	—	(367)	26,733
Addison at Sandy Springs	22,750	—	(304)	22,446	—	—	—	—
Bristol at Grapevine	32,922	—	(380)	32,542	—	—	—	—
	$845,135	$1,464	$(7,379)	$839,220	$800,862	$1,724	$(7,915)	$794,671
For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.
As of September 30, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.29%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of September 30, 2018). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not

(Back to Index)

(Back to Index)

exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2018 did not exceed the charter-imposed limitation.
Dispositions
On September 4, 2018,we entered into an agreement to sell our interest in Retreat at Shawnee, located in Shawnee, Kansas, for $25.0 million, which closed on October 19, 2018. Retreat at Shawnee is included in assets held for sale-rental properties in the consolidated balance sheet as of September 30, 2018. We expect to recognize a gain on sale during the three months ended December 31, 2018.
Distributions
For the nine months ended September 30, 2018, we paid aggregate distributions of $31.9 million, including $12.3 million of distributions paid in cash and $19.6 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
July 30, 2018	0.05	July 31, 2018	2,155	1,380	3,535
August 30, 2018	0.05	August 31, 2018	2,151	1,394	3,545
September 27, 2018	0.05	September 28, 2018	2,133	1,384	3,517
	$0.45		$19,560	$12,341	$31,901

(Back to Index)

(Back to Index)

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2018 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
				Cash Provided By (Used In) Operating Activities			Operating Activities	Debt Financing	Property Dispositions
2018	Cash	Distributions Reinvested (DRIP)	Total		Total	Per Share	Amount Paid/Percent of Total	Amount Paid/Percent of Total	Amount Paid/Percent of Total
First Quarter	$2,714	$4,431	$7,145	$(4,986)	$10,680	$0.15	$0 / 0%	$0 / 0%	$7,145 / 100% (1)
Second Quarter	5,469	8,690	14,159	7,540	10,624	$0.15	$7,540 / 53%	$0 / 0%	$6,619 / 47% (1)
Third Quarter	4,158	6,439	10,597	6,774	10,597	$0.15	$6,774 / 64%	$0 / 0%	$3,823 / 36%
	$12,341	$19,560	$31,901	$9,328	$31,901

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.45	19,560	12,341	31,901
	$3.29	$138,064	$71,582	$209,646
Our net loss attributable to common stockholders' for the nine months ended September 30, 2018 was $28.8 million and net cash provided by operating activities was $9.3 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2018 were $209.6 million and $147.2 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss – GAAP	$(5,631)	$2,191	$(28,809)	$(9,837)
Net gains on dispositions of properties and joint venture interests	(6,195)	(14,300)	(6,195)	(22,735)
Depreciation expense	14,011	12,351	41,128	35,944
FFO	2,185	242	6,124	3,372
Adjustments for straight-line rents	82	(23)	(49)	(136)
Amortization of intangible lease assets	840	842	3,106	2,583
Realized loss on change in fair value of interest rate cap	—	5	—	28
Debt premium amortization	(85)	(120)	(260)	(359)
Acquisition costs	—	1,290	9	3,065
MFFO	3,022	2,236	8,930	8,553
Net gains on dispositions of properties and joint venture interests	6,195	14,300	6,195	22,735
AFFO	$9,217	$16,536	$15,125	$31,288

Basic and diluted (loss) income per common share - GAAP	$(0.09)	$0.03	$(0.41)	$(0.13)
FFO per common share	$0.03	—	$0.09	$0.05
MFFO per common share	$0.04	$0.03	$0.13	$0.12
AFFO per common share	$0.13	$0.23	$0.21	$0.43

Weighted average shares outstanding (1)	70,790	71,703	71,064	71,967

(1)
None of the 49,995 shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2018 or September 30, 2017.

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
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements or obligations.
Subsequent Events
On October 19, 2018, we sold Retreat at Shawnee, located in Shawnee, KS, for $25.0 million. We expect to record a gain on the sale during the three months ended December 31, 2018.
On October 30, 2018, our Board of Directors declared a $0.05 per share cash distribution to common stockholders of record at the close of business on each of the following record dates: October 30, 2018, November 29, 2018, and December 28, 2018. Such distributions were paid or will be paid on October 31, 2018, November 30, 2018, and December 31, 2018, respectively.

(Back to Index)

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
As of September 30, 2018 and December 31, 2017, we had $597.2 million and $536.4 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2018 and the year ended December 31, 2017, our annual interest expense would have increased by approximately $4.4 million and $4.6 million, respectively.
In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2018 and December 31, 2017, we had $247.9 million and $264.4 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2018 and December 31, 2017, our fixed rate outstanding borrowings had an estimated aggregate fair value of $247.8 million and $272.0 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2018 and December 31, 2017, the fair value of these fixed rate outstanding borrowings would have decreased by $5.8 million and $7.7 million, respectively.

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
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
All securities sold by us during the nine months ended September 30, 2018 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").
Redemption of Securities
During the three months ended September 30, 2018, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2018	—	$—	—	(3)
August 2018	—	$—	—	(3)
September 2018	755,014	$10.29	2,604,447	(3)
	755,014

(1)
All redemptions of equity securities in the three months ended September 30, 2018 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended September 30, 2018.

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

4.3	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
4.4	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)
10.1	Renewal Agreement, dated September 15, 2018, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Redemption Program (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2011)
99.2	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed March 29, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 9, 2018	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)