Form 10-K
period 2018-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2019-03-22
CIK 1466225

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There is no established market for the Registrant's shares of common stock. On March 20, 2019, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.83. For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”  There were approximately 70,376,022 shares of common stock held by non-affiliates at June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $760,061,038, assuming an estimated value per share of $10.80, which was the Registrant’s estimated value per share as determined by its board of directors on March 28, 2018.  For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 12, 2019, there were 70,838,085 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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

General

Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and its subsidiaries. We have elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010.  Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments.  As of December 31, 2018, we owned 30 multifamily properties, as described further in “Item 2. Properties” below, and one performing loan.

We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC, our property manager.  C-III also controls all of the shares of our common stock held by our Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.

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

The primary portion of our initial public offering closed on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to our current estimated value per share.  During the years ended December 31, 2018, 2017, and 2016, we issued, in total, an additional 7.6 million shares through our distribution reinvestment plan for gross proceeds of $81.5 million.

Our Business Strategy

Our business strategy has a particular focus on multifamily assets.  Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”).  However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets.  We continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize our return. We generally expect to distribute gains from such sales to our stockholders in the form of distributions.

(Back to Index)

(Back to Index)

We anticipate providing our stockholders with a liquidity event or events by some combination of the following:  (i) liquidating all, or substantially all, of our assets and distributing the net proceeds to stockholders, or (ii) listing our shares for trading on a national securities exchange.  Our Board of Directors anticipates evaluating a liquidity event no later than six years after the termination of our primary offering (which occurred in December 2013), subject to prevailing market conditions.  In making the decision to liquidate or apply for listing of our shares, our directors will determine whether liquidating our assets or listing our shares will result in a greater value for our stockholders.  If we do not begin the process of liquidating our assets or listing our shares by December 2019, or otherwise determine a future date for such action, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we hold a stockholders meeting to vote on a proposal for our orderly liquidation.

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

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested approximately $2.5 million in us and as of December 31, 2018, it owned 276,056 shares of our common stock and 30,886 shares of our convertible stock.  Under certain circumstances, the convertible shares may be converted into shares of our common stock.  As of December 31, 2018, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates.  Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2018.  The outstanding shares vest ratably over three years, and 18,789 of these shares have vested as of December 31, 2018.

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

US Residential Group LLC (“USRG”), a wholly owned subsidiary of C-III and affiliate of RAI, is a property management company that our Manager has subcontracted with to manage most of the real estate assets that we own.  The senior managers and employees of USRG, acting through our Manager, assist in providing property management as well as construction management services to us.

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

There is no current established public market for our shares and we currently have no plans to list our shares on a national securities exchange. Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our Board of Directors, which may inhibit large investors from desiring to purchase your shares.  Moreover, our share redemption program includes numerous restrictions that limit your ability to sell your shares to us, and our Board of Directors may amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to our estimated value per share. It is also likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.

As of December 31, 2018, our real estate investments in Texas, California and Georgia represented approximately 30%, 16% and 14% of the net book value of our rental properties, respectively.  As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, C-III.  Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets.   To the extent that any decline in our sponsor’s or C-III’s revenues and operating results impacts the performance of our Advisor, our results of operations, and financial condition could also suffer.

The loss of or the inability to hire additional or replacement key real estate and debt finance professionals by our Advisor and its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.

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

If we make distributions from sources other than our cash flow from operations, your overall return may be reduced.

We will declare distributions when our Board of Directors determines we have sufficient cash flow.  We generally expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, properties and other assets.  However, we may set distribution rates at levels we believe we will be able to cover with anticipated future cash flows from operating activities.  In order to make these cash distributions, we may be required to use alternative funding sources.

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

During the year ended December 31, 2018, we paid aggregate distributions of $42.5 million including $16.5 million of distributions paid in cash and $25.9 million of distributions reinvested in our shares through our distribution reinvestment plan.  Our net loss attributable to common stockholders for the year ended December 31, 2018 was $30.6 million and net cash provided by operating activities was $13.8 million. During 2018, distributions were funded as follows: 44.3% from operating activities, 55.7% from the proceeds of property dispositions and none from debt financing.  To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced.

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

(Back to Index)

(Back to Index)

Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.

While a significant amount of our leases are short-term multifamily leases that will not be affected by inflation, we will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations.  Although inflation has been generally low in recent years, high inflation may in the future tighten credit and increase prices.  Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices.  Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.

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

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the valuation date related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.

On March 20, 2019, our board of directors approved an estimated value per share of our common stock of $10.83 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2018. There have been no material changes between December 31, 2018 and the date of this filing that would impact the overall estimated value per share.

(Back to Index)

(Back to Index)

We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2018. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based the range in estimated value per share upon its estimates of the “as is” market values of our interests in 30 multifamily properties and one debt investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2018.

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

Further, the estimated value per share as of December 31, 2018 is based on the estimated value of our investments as of December 31, 2018. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2018, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

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

(Back to Index)

(Back to Index)

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

If approved by our conflicts committee, we may enter into joint venture agreements with other sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments.  Our Advisor and the advisors to the other Resource Real Estate or C-III sponsored programs have the same executive officers and key employees;

(Back to Index)

(Back to Index)

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

We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers, have interests in other affiliated programs and engage in other business activities.  As a result of their interests in other affiliated programs and the fact that they have engaged in and they will continue to engage in other business activities, they face conflicts of interest in allocating their time among us, our Advisor and other sponsored programs and other business activities in which they are involved.  Should our Advisor inappropriately devote insufficient time or resources to our business, the returns on our investments may suffer.

Our executive officers and our affiliated directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our property manager, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our affiliated directors are also executive officers, directors, managers and key professionals of our Advisor, our property manager and other affiliated Resource Real Estate and/or C-III entities. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor should our investors receive an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 4,500 shares of our common stock for 45,000 shares of our convertible stock. As of December 31, 2018, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 926 shares of our convertible stock.  A total of 50,000 shares of convertible stock were authorized, and 49,989 shares were outstanding at December 31, 2018.

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

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than our estimated net asset value per share. Substantial consideration paid to our Advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

(Back to Index)

(Back to Index)

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

As of December 31, 2018, other than redemptions following the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for such shares we repurchase under our redemption program equaled 95% of the current estimated value per share. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our stockholders do not have preemptive rights to any shares we issue in the future.  Our charter authorizes us to issue 1,010,050,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock, 50,000 shares are

(Back to Index)

(Back to Index)

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

If we internalize, we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor and to our Manager under their respective agreements; however, our direct expenses would increase due to the inclusion of general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor, our Manager or their affiliates. We cannot reasonably estimate the amount of fees to our Advisor, Manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the

(Back to Index)

(Back to Index)

expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our Manager and their affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities, potentially decreasing the amount of funds available for distribution.

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

Internalization transactions have been the subject of stockholder litigation in the past. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

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

Residents or tenants who have experienced a downturn in their residential or business leases and residents or tenants that have experienced difficulties with their personal financial situations such as a job loss, bankruptcy or bad credit rating, may result in their failure to make timely rental payments or their default under their leases.  In the event of any default by residents or tenants at our properties, we may experience delays in enforcing our rights and may incur substantial costs attempting to protect our investment.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Our properties are dispersed geographically and across various markets and sectors.

We acquire and operate properties in different locations throughout the United States and in different markets and sectors.  The success of our properties depends largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated.  It may be more challenging to manage a diverse portfolio.  Failure to meet such challenges could reduce the value of your investment.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new financing for our acquisitions, (ii) hinder our ability to refinance our existing loans; and (iii) require us to obtain other sources of debt capital with potentially different terms.

(Back to Index)

(Back to Index)

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

Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

As of December 31, 2018, we had total outstanding debt of approximately $847.5 million, including approximately $630.5 million of debt subject to variable interest rates, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

Additionally, we pay interest under certain of our mortgage notes based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%.  Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 37.0% for non-corporate stockholders), provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividends, rather than the preferential rate applicable to qualified dividends.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

Real Estate Investments

As of December 31, 2018, we owned interests in 30 multifamily properties. The following is a summary of our real estate properties (dollars in thousands):

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (1)	Purchase Price (2)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	94.0%	$1,588
Cannery Lofts	(7)(8)	Dayton, OH	156	5/13/2011	7,100	1838	1,030	97.4%	1,355
Williamsburg		Cincinnati, OH	976	6/20/2012	41,250	1966	1,099	92.6%	974
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	8,500	1986	869	97.1%	937
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	27,200	1981	859	91.9%	1,120
The Westside Apartments		Plano, TX	412	7/25/2013	32,200	1984	862	90.8%	1,170
Tech Center Square		Newport News, VA	208	9/9/2013	18,250	1985	803	93.8%	1,092
Verona Apartment Homes		Littleton, CO	276	9/30/2013	30,600	1985	744	97.8%	1,385
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	24,250	1985	748	96.4%	1,384
Maxwell Townhomes		San Antonio, TX	316	12/16/2013	22,500	1982	1,015	92.4%	1,178
Meridian Pointe		Burnsville, MN	339	12/20/2013	33,149	1988	982	96.2%	1,424
Evergreen at Coursey Place	(9)	Baton Rouge, LA	352	1/28/2014	15,499	2003	999	90.6%	1,125
Pinehurst	(10)	Kansas City, MO	146	1/28/2014	3,588	1983	816	94.5%	871
Pines of York	(11)	Yorktown, VA	248	1/28/2014	8,087	1974	987	97.2%	1,047
The Estates at Johns Creek		Alpharetta, GA	403	3/28/2014	70,500	1999	1,457	95.0%	1,860
Perimeter Circle		Atlanta, GA	194	5/19/2014	29,500	1995	961	94.3%	1,558
Perimeter 5550		Atlanta, GA	165	5/19/2014	22,250	1995	906	92.1%	1,507
Aston at Cinco Ranch		Katy, TX	228	6/26/2014	32,300	2000	1,015	94.3%	1,409
Sunset Ridge		San Antonio, TX	324	9/4/2014	35,000	1949	861	95.7%	1,226
Calloway at Las Colinas		Irving, TX	536	9/29/2014	48,500	1984	850	94.0%	1,268
South Lamar Village		Austin, TX	208	2/26/2015	24,000	1981	729	93.8%	1,389
Heritage Pointe		Gilbert, AZ	458	3/19/2015	36,000	1986	697	93.0%	1,030
The Bryant at Yorba Linda		Yorba Linda, CA	400	6/1/2015	118,000	1986	995	94.5%	2,079
Point Bonita Apartment Homes		Chula Vista, CA	294	6/16/2015	49,050	1979	716	95.2%	1,729
Providence in the Park		Arlington, TX	524	12/22/2016	63,200	1997	893	93.9%	1,332
Green Trails Apartment Homes		Lisle, IL	440	5/31/2017	78,000	1988	828	92.5%	1,503
Terraces at Lake Mary		Lake Mary, FL	284	8/31/2017	44,100	1998	988	92.3%	1,415
Courtney Meadows Apartments		Jacksonville, FL	276	12/20/2017	41,400	2001	1,047	93.8%	1,234
Addison at Sandy Springs		Sandy Springs, GA	236	4/17/2018	34,000	1986	1,030	96.2%	1,221
Bristol Grapevine		Grapevine, TX	376	4/25/2018	44,700	1978	764	89.6%	1,072
			9,609

(1)	The date of acquisition reflects the date we acquired the property, the note or the initial joint venture interest, where applicable.
(2)	Purchase price excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.
(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2018 divided by the total number of residential units.
(4)

Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2018, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit includes base rents for occupied units, including affordable housing payments and subsidies. It also includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

(Back to Index)

(Back to Index)

The following chart shows the geographic breakdown of our multifamily rental properties as of December 31, 2018 (based on net book value):

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

Stockholder Information

As of March 12, 2019, we had 70,838,085 shares of common stock outstanding held by a total of 14,802 stockholders.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

Estimated Value Per Share

On March 20, 2019, our board of directors approved an estimated value per share of our common stock of $10.83 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2018. There have been no material changes between December 31, 2018 and the date of this filing that would impact the overall estimated value per share.  We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) (formerly the Investment Program Association) in April 2013 (the “IPA Valuation Guidelines”).

Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2018. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 30 multifamily properties and one debt investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2018. The valuation report that Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $9.87 to $11.89, with an approximate midpoint value of $10.83 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our board of directors that it adopt $10.83 as the estimated value per share of our common stock, which approximates the midpoint value. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.83 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The following table summarizes the material components of the December 31, 2018 net asset value (in thousands, except per share amounts):

	December 31, 2018 Net Asset Value	December 31, 2018 Net Asset Value per Share
Investments	$1,552,517	$22.04
Cash	63,763	0.91
Other Assets	17,701	0.25
Mortgage Notes Payable	(848,298)	(12.04)
Other Liabilities	(23,084)	(0.33)
Net asset value	$762,599	$10.83

(Back to Index)

(Back to Index)

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2018, as well as the calculation of our prior estimated net asset value per share as of December 31, 2017:

	December 31, 2018 Net Asset Value per Share	December 31, 2017 Net Asset Value per Share (1)	Change in Estimated Value per Share
Investments	$22.04	$20.5	$1.54
Cash	0.91	1.65	(0.74)
Other Assets	0.25	0.22	0.03
Mortgage Notes Payable	(12.04)	(11.26)	(0.78)
Other Liabilities	(0.33)	(0.31)	(0.02)
	$10.83	$10.80	$0.03

(1)

For information relating to the December 31, 2017 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Annual Report on Form 10-K filed on March 29, 2018.

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

Real Estate

Independent Valuation Firm

Duff & Phelps was recommended by the Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. Neither we, the Advisor, or any of its affiliates have engaged Duff & Phelps for any other types of services during the two years prior to the date of this filing. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

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

(Back to Index)

(Back to Index)

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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2018, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value.  The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for eight of our properties that have finished renovations and stabilized their operations.  Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value.  Discounted cash flow analyses were utilized for 20 of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. One property was valued at its sale price as it was sold shortly after December 31, 2018.  Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2018.

The following summarizes the range of overall capitalization rates used to arrive at the estimated market values of our ten stabilized properties:

	Range in Values	Weighted Average Basis

Overall Capitalization Rate	4.75% to 6.50%	5.75%

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of 19 unstabilized properties and one stabilized property that are currently undergoing renovations:

	Range in Values	Weighted Average Basis

Terminal Capitalization Rate	4.50% to 5.75%	5.11%
Discount Rate	5.75% to 7.25%	6.54%

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2018, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $1.55 billion compared to a total of purchase price and capital expenditures, through December 31, 2018, of $1.0 billion.

(Back to Index)

(Back to Index)

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	$9.87	$11.89	$10.57	$11.11
Discount Rate	$10.74	$10.89	$10.75	$10.91

Debt Investments

Duff & Phelps estimated the market value of our debt investment, which totaled approximately $912,105, or less than 1% of our assets, by making mark-to-market adjustments to the outstanding balances owed to us under these investments as of December 31, 2018.

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2019 customer account statements that will be mailed in April 2019. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

Further, the estimated value per share as of December 31, 2018 is based on the estimated value of our investments as of December 31, 2018. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2018, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio

(Back to Index)

(Back to Index)

premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on April 30, 2019, participants will acquire shares of our common stock under the plan at a price equal to 95% of our net asset value per share of $10.83.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the distribution reinvestment plan, if a participant wishes to terminate participation in the distribution reinvestment plan for the March 2019 purchase date, participants must notify the Company of such decision and we must receive the notice by the close of business on March 26, 2019, which is two business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Share Redemption Program

Pursuant to the terms of our share redemption program, unless shares are being redeemed in connection with a stockholder’s death, Qualifying Disability or confinement to a long-term care facility (collectively, “special redemptions,” and each as described in our share redemption program), the purchase price at which will redeem eligible shares is equal to 95% of the current estimated value per share.  Special redemptions will be redeemed at the current estimated value per share.

For a stockholder’s shares to be eligible for redemption in June 2019 or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by the Company by May 31, 2019.

The complete share redemption program plan document is filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 29, 2018 and is available at the SEC’s website at http://www.sec.gov.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$10.59	March 31, 2015	Current Report on Form 8-K filed June 9, 2015
$10.83	December 31, 2015	Annual Report on Form 10-K filed March 30, 2016
$10.94	December 31, 2016	Annual Report on Form 10-K filed March 31, 2017
$10.80	December 31, 2017	Annual Report on Form 10-K filed March 29, 2018

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2018 were sold in an offering registered under the Securities Act.

Redemption of Securities

During the quarter ended December 31, 2018, we redeemed shares as follows:

(Back to Index)

(Back to Index)

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	—	$—	—	(3)
November 2018	—	$—	—	(3)
December 2018	756,535	$10.29	3,360,982	(3)
	756,535

(1)	All purchases of our equity securities by us in the three months ended December 31, 2018 were made pursuant to our share redemption program.
(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011 and March 28, 2018.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

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

All redemption requests tendered were honored for the year ended December 31, 2018.

(Back to Index)

(Back to Index)

Distribution Information

During the year ended December 31, 2018, we paid aggregate distributions of $42.5 million, including $16.5 million of distributions paid in cash and $25.9 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
July 30, 2018	0.05	July 31, 2018	2,155	1,380	3,535
August 30, 2018	0.05	August 31, 2018	2,151	1,394	3,545
September 27, 2018	0.05	September 28, 2018	2,133	1,384	3,517
October 30, 2018	0.05	October 31, 2018	2,131	1,397	3,528
November 29, 2018	0.05	November 30, 2018	2,132	1,407	3,539
December 27, 2018	0.05	December 31, 2018	2,108	1,403	3,511
	$0.60		$25,931	$16,548	$42,479

Distributions paid, distributions declared and sources of distributions paid were as follows for the year ended December 31, 2018 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid Amount Paid/Percent of Total
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash (Used In) Provided By Operating Activities	Total	Per Share	Operating Activities	Debt Financing	Dispositions
First Quarter	$2,714	$4,431	$7,145	$(4,986)	$10,680	$0.15	$0 / 0%	$0 / 0%	$7,145 / 100% (1)
Second Quarter	5,469	8,690	14,159	7,540	10,624	0.15	$7,540 / 53%	$0 / 0%	$6,619 / 47% (1)
Third Quarter	4,158	6,439	10,597	6,774	10,597	0.15	$6,774 / 64%	$0 / 0%	$3,823 / 36%
Fourth Quarter	4,207	6,371	10,578	4,502	10,578	0.15	$4,502 / 43%	$0 / 0%	$6,076 / 57%
Total	$16,548	$25,931	$42,479	$13,830	$42,479	$0.60	$18,816 / 44%	$0 / 0%	$23,663 / 56%

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

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

(Back to Index)

(Back to Index)

We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing.  To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.  We will make distributions with respect to the shares of common stock in our sole discretion. No distributions will be made with respect to shares of our convertible stock.

Convertible Stock Grants by our Advisor

As of December 31, 2018, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2018.  The outstanding shares vested ratably over three years, and 18,789 of these shares have vested as of December 31, 2018.

(Back to Index)

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated statements of operations and should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, including the notes, found elsewhere herein. The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the years ended December 31,
Statement of operations data:	2018	2017	2016	2015	2014
Revenues:
Rental income	$129,877	$116,188	$109,146	$109,232	$92,471
Utility income	8,142	7,122	6,627	6,617	5,453
Ancillary tenant fees	2,238	2,140	1,972	1,838	1,986
Interest and dividend income	329	239	622	638	359
Total revenues	140,586	125,689	118,367	118,325	100,269
Total expenses	150,799	141,580	131,262	149,626	144,465
Loss before net gains on dispositions	(10,213)	(15,891)	(12,895)	(31,301)	(44,196)
Net gains on dispositions of properties and joint venture interests	15,539	22,735	45,057	36,041	10,484
Income (loss) before other income (expense)	5,326	6,844	32,162	4,740	(33,712)
Other income (expense):
Interest expense	(36,415)	(28,963)	(22,776)	(22,080)	(14,911)
Insurance proceeds in excess of cost basis	515	150	985	407	425
Total other income (expense)	(35,900)	(28,813)	(21,791)	(21,673)	(14,486)
Net (loss) income	(30,574)	(21,969)	10,371	(16,933)	(48,198)
Net (income) loss attributable to noncontrolling interests	—	—	(6,306)	38	2,021
Net (loss) income attributable to common stockholders	$(30,574)	$(21,969)	$4,065	$(16,895)	$(46,177)
Basic and diluted (loss) earnings per share attributable to common stockholders:
Net (loss) income	$(0.43)	$(0.31)	$0.06	$(0.24)	$(0.68)
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.45
Balance sheet data:
Total assets	$1,101,298	$1,135,792	$1,034,985	$1,084,695	$972,556
Borrowings	$841,345	$794,671	$622,152	$613,439	$483,901
Total stockholders' equity attributable to common stockholders	$236,306	$318,592	$390,593	$425,246	$460,133
Total equity	$236,306	$318,592	$392,019	$433,099	$468,354

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2018, we owned interests in a total of 30 multifamily properties.  We also owned one performing loan. During the year ended December 31, 2018, we acquired an interest in two multifamily properties and we disposed of our interests in two multifamily properties.  Since our inception, we have acquired interests in 54 multifamily properties.  As of December 31, 2018, we had sold our interests in 24 of these properties.

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

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations (in thousands):

	For the Years Ended
	December 31,
	2018	2017	2016
Revenues:
Rental income	$129,877	$116,188	$109,146
Utility income	8,142	7,122	6,627
Ancillary tenant fees	2,238	2,140	1,972
Interest and dividend income	329	239	622
Total revenues	140,586	125,689	118,367
Expenses:
Rental operating - expenses	30,791	27,211	27,608
Rental operating - payroll	13,947	13,652	14,790
Rental operating - real estate taxes	16,594	14,454	12,668
Subtotal - Rental operating expenses	61,332	55,317	55,066
Acquisition costs	10	4,469	1,582
Management fees	19,135	16,921	15,724
General and administrative	10,794	11,061	13,083
Loss on disposal of assets	796	1,468	1,576
Depreciation and amortization expense	58,732	52,344	44,231
Total expenses	150,799	141,580	131,262
Loss before net gains on dispositions	(10,213)	(15,891)	(12,895)
Net gains on dispositions of properties and joint venture interests	15,539	22,735	45,057
Income before other income (expense)	5,326	6,844	32,162
Other income (expense):
Interest expense	(36,415)	(28,963)	(22,776)
Insurance proceeds in excess of cost basis	515	150	985
Total other income (expense)	(35,900)	(28,813)	(21,791)
Net (loss) income	(30,574)	(21,969)	10,371
Net (income) loss attributable to noncontrolling interests	—	—	(6,306)
Net (loss) income attributable to common stockholders	$(30,574)	$(21,969)	$4,065

(Back to Index)

(Back to Index)

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table presents the results of operations separated into three categories: the results of operations of the 25 properties and one performing loan that that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the years ended December 31, 2018 and 2017 (in thousands):

	For the year ended				For the year ended
	December 31, 2018				December 31, 2017
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$107,280	$22,597	$—	$129,877	$102,564	$13,623	$—	$116,187
Utility income	6,902	1,240	—	8,142	6,442	681	—	7,123
Ancillary tenant fees	1,878	360	—	2,238	1,854	286	—	2,140
Interest and dividend income	192	1	136	329	143	1	95	239
Total revenues	116,252	24,198	136	140,586	111,003	14,591	95	125,689
Expenses:
Rental operating - expenses	25,653	5,126	12	30,791	23,858	3,346	7	27,211
Rental operating - payroll	11,419	2,528	—	13,947	11,711	1,941	—	13,652
Rental operating - real estate taxes	13,396	3,198	—	16,594	13,088	1,366	—	14,454
Subtotal - Rental operating expenses	50,468	10,852	12	61,332	48,657	6,653	7	55,317
Acquisition costs	—	10	—	10	—	4,469	—	4,469
Management fees	5,145	1,084	12,906	19,135	4,915	652	11,354	16,921
General and administrative	3,505	604	6,685	10,794	3,725	611	6,725	11,061
Loss on disposal of assets	595	201	—	796	445	1,023	—	1,468
Depreciation and amortization expense	46,344	12,388	—	58,732	46,086	6,258	—	52,344
Total expenses	106,057	25,139	19,603	150,799	103,828	19,666	18,086	141,580
Income (loss) before net gains on dispositions	10,195	(941)	(19,467)	(10,213)	7,175	(5,075)	(17,991)	(15,891)
Net gains on dispositions of properties and joint venture interests	—	15,539	—	15,539	—	22,735	—	22,735
Income (loss) before other income (expense)	10,195	14,598	(19,467)	5,326	7,175	17,660	(17,991)	6,844
Other income (expense):
Interest expense	(29,101)	(7,314)	—	(36,415)	(24,733)	(3,911)	(319)	(28,963)
Insurance proceeds in excess of cost basis	387	128	—	515	124	26	—	150
Total other income (expense)	(28,714)	(7,186)	—	(35,900)	(24,609)	(3,885)	(319)	(28,813)
Net (loss) income attributable to common stockholders	$(18,519)	$7,412	$(19,467)	$(30,574)	$(17,434)	$13,775	$(18,310)	$(21,969)

(Back to Index)

(Back to Index)

Revenues:  The $4.7 million increase in rental income for the 25 properties that we owned during both the year ended December 31, 2018 and December 31, 2017 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community Name	Rental increase (in thousands)	Increase/(decrease) in occupancy	Change in Effective Monthly Revenue per Unit (in dollars)
Providence in the Park	$592	1.39%	$84
The Bryant at Yorba Linda	563	(0.28)%	134
Heritage Pointe	475	0.93%	85
Village of Bonita Glen	398	0.49%	113
Meridian Pointe	397	0.67%	95
The Estates at Johns Creek	359	2.73%	34
Calloway at Las Colinas	333	(0.48)%	61
Verona Apartment Homes	327	1.59%	84
Skyview Apartment Homes	266	1.09%	91
South Lamar Village	237	1.43%	86
All other, net	769
	$4,716

Expenses:  Our total rental operating expense for the 25 properties owned during both the year ended December 31, 2018 and the year ended December 31, 2017 increased by $1.8 million, largely driven by operating expenses, excluding payroll and real estate taxes, of which there was an increase of $719,000 in utility expenses, resulting from extremes in weather temperatures and increased occupancy, as well as an increase in maintenance and turnover costs.  Additionally, real estate tax expense increased for properties owned in both periods by approximately $308,000 due to higher real property assessments.

Effective January 1, 2018, property acquisitions are accounted for as asset acquisitions.  This resulted in acquisition fees being capitalized and no longer expensed.  Acquisition costs paid and capitalized during the year ended December 31, 2018, for the purchase of Addison at Sandy Springs and Bristol at Grapevine were approximately $2.1 million.  Total acquisition costs decreased by $2.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  Included in acquisition costs for the years ended December 31, 2018 and 2017 are $1.7 million and $3.7 million, respectively, in fees paid to related parties.

Management fees increased by $2.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily related to a $1.6 million increase in asset management fees paid to the Advisor due to the ownership of additional properties.

General and administrative expenses decreased by $267,000 for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to a decrease in bank fees and in credit card fees resulting from a reduction in the usage of credit cards at properties.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2018, as compared to the year ended December 31, 2017, were as follows:

	Properties owned both periods	All Other Properties	Total
Depreciation	$2,059	$4,312	$6,371
Amortization of intangibles	(1,801)	1,818	17
	$258	$6,130	$6,388

The overall increase in depreciation for properties owned during both periods was due to the additional $43.1 million in capital improvements made during the years ended December 31, 2018 and 2017 in accordance with our planned

(Back to Index)

(Back to Index)

renovations. The increase in amortization of in-place leases for all other properties is due to amortization of the $1.8 million capitalized for in-place leases related to the two most recent acquisitions.

Net gains on dispositions of properties and joint venture interests decreased by $7.2 million due to the sale of two properties during the year ended December 31, 2018 as compared to the sale of four properties during the year ended December 31, 2017, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195
Retreat at Shawnee	Shawnee, KS	October 19, 2018	25,000	9,344
			$41,400	$15,539
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265
			$61,484	$22,735

Interest expense increased by $7.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017, of which $5.0 million related to $176.5 million in new mortgages on the five properties most recently acquired.

(Back to Index)

(Back to Index)

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table presents the results of operations separated into three categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the years ended December 31, 2017 and 2016 (in thousands):

	For the year ended				For the year ended
	December 31, 2017				December 31, 2016
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$100,405	$15,783	$—	$116,188	$95,944	$13,223	$—	$109,167
Utility income	6,380	742	—	7,122	6,002	625	—	6,627
Ancillary tenant fees	1,883	257	—	2,140	1,670	281	—	1,951
Interest and dividend income	134	10	95	239	145	451	26	622
Total revenues	108,802	16,792	95	125,689	103,761	14,580	26	118,367
Expenses:
Rental operating - expenses	23,448	3,756	7	27,211	23,660	3,930	18	27,608
Rental operating - payroll	11,803	1,849	—	13,652	12,825	1,965	—	14,790
Rental operating - real estate taxes	11,786	2,668	—	14,454	11,460	1,208	—	12,668
Subtotal - Rental operating expenses	47,037	8,273	7	55,317	47,945	7,103	18	55,066
Acquisition costs	—	4,469	—	4,469	81	1,501	—	1,582
Management fees	4,816	751	11,354	16,921	4,620	605	10,499	15,724
General and administrative	3,621	715	6,725	11,061	3,994	815	8,274	13,083
Loss on disposal of assets	431	1,037	—	1,468	736	840	—	1,576
Depreciation and amortization expense	43,672	8,672	—	52,344	40,626	3,605	—	44,231
Total expenses	99,577	23,917	18,086	141,580	98,002	14,469	18,791	131,262
Income (loss) before net gains on dispositions	9,225	(7,125)	(17,991)	(15,891)	5,759	111	(18,765)	(12,895)
Net gains on dispositions of properties and joint venture interests	—	22,735	—	22,735	—	45,057	—	45,057
Income (loss) before other income (expense)	9,225	15,610	(17,991)	6,844	5,759	45,168	(18,765)	32,162
Other income (expense):
Interest expense	(24,086)	(4,558)	(319)	(28,963)	(19,916)	(2,389)	(471)	(22,776)
Insurance proceeds in excess of cost basis	124	26	—	150	522	463	—	985
Total other income (expense)	(23,962)	(4,532)	(319)	(28,813)	(19,394)	(1,926)	(471)	(21,791)
Net (loss) income	(14,737)	11,078	(18,310)	(21,969)	(13,635)	43,242	(19,236)	10,371
Net income attributable to noncontrolling interests	—	—	—	—	—	(6,306)	—	(6,306)
Net (loss) income attributable to common stockholders	$(14,737)	$11,078	$(18,310)	$(21,969)	$(13,635)	$36,936	$(19,236)	$4,065

(Back to Index)

(Back to Index)

Revenues:  The $5.1 million increase in rental income, utility income and ancillary tenant fees for the 26 properties that we owned during both the years ended December 31, 2017 and 2016 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

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

Acquisition costs increased by $2.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016.  During the year ended December 31, 2017, we acquired three multifamily properties as compared to the acquisition of one property during the year ended December 31, 2016. Included in acquisition costs for the years ended December 31, 2017 and 2016 are $3.7 million and $1.4 million, respectively, in fees paid to related parties.

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

	Properties owned both periods	All Other Properties	Total
Depreciation	$3,169	$1,558	$4,727
Amortization of intangibles	(123)	3,509	3,386
	$3,046	$5,067	$8,113

(Back to Index)

(Back to Index)

The overall increase in depreciation for properties owned during both periods was due to the additional $49.6 million in capital improvements made during the years ended December 31, 2017 and 2016 in accordance with our planned renovations.  The increase in amortization of the in-place leases for all other properties is due to the amortization of the $3.6 million capitalized for in-place leases related to the four most recent acquisitions.

Net gains on dispositions of properties and joint venture interests decreased by $22.3 million due to the sale of four properties during the year ended December 31, 2017 as compared to the sale of six properties during the year ended December 31, 2016, as follows (in thousands):

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

Interest expense increased by $6.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016, of which $5.7 million related to the $272.7 million in new mortgages on Williamsburg, Retreat at Rocky Ridge, Providence in the Park, Meridian Pointe, and the three properties acquired during the year ended December 31, 2017.

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

(Back to Index)

(Back to Index)

Capital Expenditures

We deployed a total of $21.5 million during the year ended December 31, 2018 for capital expenditures.  The properties in which we deployed the most capital during the year ended December 31, 2018 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Property	Capital deployed during the year ended December 31, 2018	Remaining capital budgeted
The Bryant at Yorba Linda	$3,039	$5,428
Providence in the Park	1,999	1,998
Terraces at Lake Mary	1,865	2,353
Williamsburg	1,557	413
Green Trails	1,538	677
Heritage Pointe	1,490	1,691
Point Bonita Apartment Homes	1,453	637
Bristol at Grapevine	1,203	2,053
Calloway at Las Colinas	1,042	949
Courtney Meadows	875	3,323
All other properties	5,438	5,443
	$21,499

Initial Public Offering

The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.  A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.26 per share which is 95% of our current estimated value per share.

Common Stock

As of December 31, 2018, an aggregate of 70.4 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	14,050,058	144,435
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	79,947,012	$779,249
Shares redeemed and retired	(9,519,066)
Total shares issued and outstanding as of December 31, 2018	70,427,946
(1)	Includes 276,056 shares held by the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

During the year ended December 31, 2018, we borrowed an additional $102.4 million through additional mortgages on our rental properties and paid $55.8 million on outstanding borrowings.

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,603	$-	$(104)	$14,499	$14,896	$-	$(140)	$14,756
Cannery Lofts	13,100	-	(136)	12,964	13,100	-	(165)	12,935
Trailpoint at the Woodlands	18,046	-	(154)	17,892	18,368	-	(188)	18,180
Verona Apartment Homes	32,970	-	(419)	32,551	32,970	-	(475)	32,495
Skyview Apartment Homes	28,400	-	(364)	28,036	28,400	-	(413)	27,987
Maxwell Townhomes	13,069	-	(81)	12,988	13,342	-	(109)	13,233
Pinehurst	7,220	-	(105)	7,115	7,339	-	(128)	7,211
Pheasant Run	-	-	-	-	6,250	-	-	6,250
Retreat of Shawnee	-	-	-	-	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,146	55	(54)	26,147	26,639	77	(75)	26,641
Pines of York	14,422	(173)	(33)	14,216	14,717	(235)	(44)	14,438
Estates at Johns Creek	47,576	-	(170)	47,406	48,603	-	(286)	48,317
Perimeter Circle	26,115	-	(356)	25,759	16,923	-	(84)	16,839
Perimeter 5550	20,630	-	(327)	20,303	13,356	-	(70)	13,286
Aston at Cinco Ranch	22,497	-	(152)	22,345	22,942	-	(210)	22,732
Sunset Ridge 1	18,788	121	(96)	18,813	19,254	189	(150)	19,293
Sunset Ridge 2	2,831	16	(13)	2,834	2,890	26	(19)	2,897
Calloway at Las Colinas	33,681	-	(177)	33,504	34,396	-	(241)	34,155
South Lamar Village	11,909	-	(29)	11,880	12,177	-	(80)	12,097
Heritage Pointe	25,360	-	(242)	25,118	25,912	-	(284)	25,628
Yorba Linda	67,092	-	(301)	66,791	67,500	-	(461)	67,039
Point Bonita Apartment Homes	26,121	1,359	(233)	27,247	26,525	1,660	(285)	27,900
The Westside Apartments	36,624	-	(341)	36,283	36,820	-	(390)	36,430
Tech Center Square	11,933	-	(132)	11,801	12,141	-	(164)	11,977
Williamsburg	53,995	-	(582)	53,413	53,995	-	(706)	53,289
Retreat at Rocky Ridge	11,375	-	(183)	11,192	11,375	-	(223)	11,152
Providence in the Park	47,000	-	(434)	46,566	47,000	-	(524)	46,476
Green Trails Apartment Homes	61,500	-	(559)	60,941	61,500	-	(667)	60,833
Meridian Pointe	39,500	-	(495)	39,005	39,500	-	(588)	38,912
Terraces at Lake Mary	32,250	-	(318)	31,932	32,250	-	(377)	31,873
Courtney Meadows Apartments	27,100	-	(311)	26,789	27,100	-	(367)	26,733
Addison at Sandy Springs	22,750	-	(292)	22,458	-	-	-	-
Bristol at Grapevine	32,922	-	(365)	32,557	-	-	-	-
	$847,525	$1,378	$(7,558)	$841,345	$800,862	$1,724	$(7,915)	$794,671

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2018 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.79%	(1)(5)	$79	$17
Cannery Lofts	11/1/2023	5.04%	(1)(3)	52	26
Trailpoint at the Woodlands	11/1/2023	4.91%	(1)(4)	95	47
Verona Apartment Homes	10/1/2026	4.86%	(1)(3)	125	40
Skyview Apartment Homes	10/1/2026	4.86%	(1)(3)	107	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.92%	(1)(3)	38	15
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	1/1/2026	4.00%	(1)(3)(6)	88	45
Perimeter 5550	1/1/2026	4.00%	(1)(3)(6)	70	33
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	4.38%	(1)(4)	130	43
Yorba Linda	6/1/2020	4.25%	(1)(3)	310	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.62%	(1)(3)	195	69
Tech Center Square	6/1/2023	5.08%	(1)(5)	65	24
Williamsburg	1/1/2024	4.88%	(1)(3)	270	167
Retreat at Rocky Ridge	1/1/2024	4.96%	(1)(3)	57	23
Providence in the Park	2/1/2024	4.80%	(1)(3)	228	138
Green Trails Apartment Homes	6/1/2024	4.49%	(1)(3)	256	79
Meridian Pointe	8/1/2024	4.40%	(1)(3)	153	56
Terraces at Lake Mary	9/1/2024	4.41%	(1)(3)	121	46
Courtney Meadows Apartments	1/1/2025	4.34%	(1)(3)	91	51
Addison at Sandy Springs	5/1/2025	4.26%	(1)(3)(6)	74	38
Bristol at Grapevine	5/1/2025	4.21%	(1)(3)(6)	106	78

(1)	Variable rate based on one-month LIBOR (2.50269% as of December 31, 2018) plus applicable margin.
(2)	Fixed rate.
(3)	Monthly interest-only payment required.
(4)	Monthly fixed principal plus interest payment required.
(5)	Fixed monthly principal and interest payment required.
(6)	New debt placed during the year ended December 31, 2018.

At December 31, 2018, the weighted average interest rate of all our outstanding indebtedness was 4.47%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of December 31, 2018). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2018 did not exceed the charter imposed limitation.

Distributions

For the year ended December 31, 2018, we paid aggregate distributions of $42.5 million, including $16.5 million of distributions paid in cash and $25.9 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
July 30, 2018	0.05	July 31, 2018	2,155	1,380	3,535
August 30, 2018	0.05	August 31, 2018	2,151	1,394	3,545
September 27, 2018	0.05	September 28, 2018	2,133	1,384	3,517
October 30, 2018	0.05	October 31, 2018	2,131	1,397	3,528
November 29, 2018	0.05	November 30, 2018	2,132	1,407	3,539
December 27, 2018	0.05	December 31, 2018	2,108	1,403	3,511
	$0.60		$25,931	$16,548	$42,479

Distributions paid, distributions declared, and sources of distributions paid were as follows for the year ended December 31, 2018 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid Amount Paid/Percent of Total
2018	Cash	Distributions Reinvested (DRIP)	Total	Cash (Used In) Provided By Operating Activities	Total	Per Share	Operating Activities	Debt Financing	Dispositions
First Quarter	$2,714	$4,431	$7,145	$(4,986)	$10,680	$0.15	$0 / 0%	$0 / 0%	$7,145 / 100% (1)
Second Quarter	5,469	8,690	14,159	7,540	10,624	0.15	$7,540 / 53%	$0 / 0%	$6,619 / 47% (1)
Third Quarter	4,158	6,439	10,597	6,774	10,597	0.15	$6,774 / 64%	$0 / 0%	$3,823 / 36%
Fourth Quarter	4,207	6,371	10,578	4,502	10,578	0.15	$4,502 / 43%	$0 / 0%	$6,076 / 57%
Total	$16,548	$25,931	$42,479	$13,830	$42,479	$0.60	$18,816 / 44%	$0 / 0%	$23,663 / 56%

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
	$3.44	$144,435	$75,789	$220,224

Since our formation, we have issued a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2018.

Our net loss attributable to common shareholders for the year ended December 31, 2018 was $30.6 million and net cash provided by operating activities was $13.8 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2018 were $220.2 million and $149.0 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced.

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

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common stockholders – GAAP	$(30,574)	$(21,969)	$4,065
Net gains on dispositions of properties and joint venture interests (2)	(15,539)	(22,735)	(38,834)
Depreciation expense (3)	55,100	48,729	43,943
FFO attributable to common stockholders	8,987	4,025	9,174
Adjustments for straight-line rents	(32)	(144)	105
Amortization of intangible lease assets	3,632	3,615	228
Realized loss on change in fair value of interest rate cap related to extinguishments	—	28	105
Loss on extinguishment of debt	51	—	791
Debt premium amortization	(345)	(465)	(485)
Acquisition costs	10	4,469	1,582
MFFO attributable to common stockholders	12,303	11,528	11,500
Net gains on dispositions of properties and joint venture interests (2)	15,539	22,735	38,834
AFFO attributable to common stockholders	$27,842	$34,263	$50,334
Basic and diluted net (loss) income per common share - GAAP	$(0.43)	$(0.31)	$0.06
FFO per share	$0.13	$0.06	$0.13
MFFO per share	$0.17	$0.16	$0.16
AFFO per share	$0.39	$0.48	$0.70
Weighted average shares outstanding (1)	70,964	71,865	71,787

(Back to Index)

(Back to Index)

(1)

Excludes any dilution from the potential conversion of convertible stock as the actual number of shares that will be issuable upon conversion, if any, is indeterminable December 31, 2018, 2017, and 2016.

(2)	Net gains on dispositions of properties and joint venture interests for the year ended December 31, 2016 excludes $6.2 million attributable to noncontrolling interests.
(3)	Depreciation expense excludes amounts attributable to noncontrolling interests of $60,000 for the year ended December 31, 2016.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life of one year or more. The Manager, an affiliate of the Advisor, earns a construction management fee of 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.  These costs are capitalized along with the related asset.  Costs of repairs and maintenance are expensed as incurred.

Real Estate Purchase Price Allocation

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2017-01.  Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions.  In most cases, we believe acquisitions of real estate will no longer be considered a business combination, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building).  However, if we determine that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, we will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU.  If we determine that the acquired asset is not a business, we will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets consisting of land, buildings, fixtures and improvements, identified intangible lease assets, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, the value of tenant relationships, and liabilities, based in each case on their fair values.

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

We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if it were vacant.  Our estimates of value are determined by independent appraisers (e.g., discounted cash flow analysis).  Factors to be considered in the analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods.  We also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the our overall relationship with that respective tenant.  Characteristics we consider in allocating these values include the nature and extent of our existing relationships with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

We amortize the value of in-place leases to expense over the average remaining term of the respective leases.  The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which replaces most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of our revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at our properties.  The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, we adopted ASU No. 2016-15, and the adoption did not have a material impact on the consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018, and the adoption did not have a material effect on our consolidated financial statements and disclosures.  As a result of adopting the new guidance, $1.3 million and $434,000 of restricted cash, which were previously included as operating cash outflows and investing cash outflows within the consolidated statements of cash flows for the twelve months ended December 31, 2017, respectively, have been removed and are now included in the cash and restricted cash line items at the beginning and end of the period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  We adopted ASU No. 2017-01 as of January 1, 2018.  Acquisitions during the twelve months ended December 31, 2018 were evaluated under the new standard and accounted for as asset acquisitions.  We believe any future property acquisitions will be accounted for as asset acquisitions, not business combinations.

(Back to Index)

(Back to Index)

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") and amended by ASU No. 2018-09 "Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance; however, we expect that our operating leases where we are the lessor will be accounted for on the balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. For leases in which we are the lessee, primarily consisting of a parking space lease and office equipment leases, we expect to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.  We intend to adopt this standard when it becomes effective and we estimate the impact on our consolidated financial statements will not be material.

In July 2018, FASB issued ASU No. 2018-11, “Leases: Targeted Improvements” an additional amendment to ASU No. 2016-02.  Although we are still evaluating this guidance, we believe we will apply the practical expedient allowed in this new guidance to combine lease and associated nonlease components by class of underlying asset.  In addition, we expect to utilize the optional method for adopting the new leasing guidance and not restate comparative periods.

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

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for us on January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance and assessing the impact of this guidance on our consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU 2018-07 to have a significant impact on our consolidated financial statements.

In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We are evaluating this guidance to determine the impact it may have on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). ASU No. 2018-13 will be effective for us beginning January 1, 2020 and early adoption is permitted.  We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-13 to have a significant impact on our consolidated financial statements.

(Back to Index)

(Back to Index)

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. We intend to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective for us on January 1, 2019.  We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2018-16 to have a significant impact on our consolidated financial statements.

Contractual Obligations

The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2018 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$847,525	$21,897	$246,898	$117,890	$460,840
Interest on Long-Term Debt Obligations	167,519	35,827	61,917	46,340	23,435
Operating Lease Obligations	561	151	262	139	9
	$1,015,605	$57,875	$309,077	$164,369	$484,284

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On January 19, 2019, our Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following dates: January 30, 2019, February 27, 2019 and March 28, 2019. Such distributions were or are to be paid on January 31, February 28, and March 29, 2019.

On January 28, 2019, we entered into an agreement to sell our interest in Williamsburg, located in Cincinnati, Ohio, for $70.0 million with an expected closing in the first quarter of 2019.  We expect to recognize a gain on sale during the three months ended March 31, 2019.

We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from our financial instruments primarily from changes in market interest rates.  We do not have exposure to any other significant market risks.  We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations.  Our operating results are affected by changes in interest rates, primarily changes in LIBOR, as a result of borrowings under our outstanding mortgage loans.

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we entered into a total of 19 interest rate caps that were designated as cash flow hedges during the years 2015 through 2018. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of December 31, 2018 and December 31, 2017, we had $630.5 million and $536.4 million, respectively, in variable rate debt outstanding.  If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2018 and 2017, our annual interest expense would have increased by approximately $5.9 million and $4.6 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable.  As of December 31, 2018 and December 31, 2017, we had $217.0 million and $264.4 million, respectively, in fixed rate debt outstanding.  As of December 31, 2018 and December 31, 2017, this fixed rate debt had fair values of $211.9 million and $272.0 million, respectively.  Fair values are computed using rates available to us for debt with similar terms and remaining maturities.  If interest rates had been 100 basis points higher as of December 31, 2018 and December 31, 2017, the fair value of this fixed rate debt would have decreased by $4.9 million and $7.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2018.

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

(Back to Index)

(Back to Index)

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

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

4.3	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)
10.1	Third Amended and Restated Advisory Agreement (incorporated by reference to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed March 3, 2011)
10.2	Management Agreement (incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 15, 2009)
10.3

Amendment to Third Amended and Restated Advisory Agreement dated March 24, 2015 between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company's Annual Report on Form 10-K filed March 31, 2015)

10.4

Renewal Agreement, dated September 15, 2018, between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2018)

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 29, 2018)
99.2	Consent of Duff & Phelps, LLC
101.1	Interactive Data Files

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 22, 2019	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Lieber	Director	March 22, 2019
ROBERT C. LIEBER

/s/ Andrew Ceitlin	Director	March 22, 2019
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 22, 2019
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 22, 2019
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 22, 2019
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 22, 2019
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Resource Real Estate Opportunity REIT, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 22, 2019

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017
ASSETS
Investments:
Rental properties, net	$1,017,943	$998,889
Loan held for investment, net	793	782
Identified intangible assets, net	26	1,796
Total investments	1,018,762	1,001,467
Cash	63,763	117,660
Restricted cash	14,858	13,401
Subtotal- cash and restricted cash	78,621	131,061
Due from related parties	123	371
Tenant receivables, net	192	251
Deposits	229	227
Prepaid expenses and other assets	2,894	1,745
Goodwill	477	670
Total assets	$1,101,298	$1,135,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$841,345	$794,671
Accounts payable	951	791
Accrued expenses and other liabilities	7,776	8,074
Accrued real estate taxes	10,191	9,195
Due to related parties	919	719
Tenant prepayments	1,160	1,178
Security deposits	2,650	2,572
Total liabilities	$864,992	$817,200
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,427,946 and 71,299,467 shares issued and outstanding, respectively)	704	713
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,989 and 49,995 shares issued and outstanding, respectively)	1	1
Additional paid-in capital	626,436	635,748
Accumulated other comprehensive loss	(474)	(562)
Accumulated deficit	(390,361)	(317,308)
Total stockholders’ equity	236,306	318,592
Total liabilities and stockholders' equity	$1,101,298	$1,135,792

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2018	2017	2016
Revenues:
Rental income	$129,877	$116,188	$109,146
Utility income	8,142	7,122	6,627
Ancillary tenant fees	2,238	2,140	1,972
Interest and dividend income	329	239	622
Total revenues	140,586	125,689	118,367
Expenses:
Rental operating - expenses	30,791	27,211	27,608
Rental operating - payroll	13,947	13,652	14,790
Rental operating - real estate taxes	16,594	14,454	12,668
Subtotal - Rental operating expenses	61,332	55,317	55,066
Acquisition costs	10	4,469	1,582
Management fees	19,135	16,921	15,724
General and administrative	10,794	11,061	13,083
Loss on disposal of assets	796	1,468	1,576
Depreciation and amortization expense	58,732	52,344	44,231
Total expenses	150,799	141,580	131,262
Loss before net gains on dispositions	(10,213)	(15,891)	(12,895)
Net gains on dispositions of properties and joint venture interests	15,539	22,735	45,057
Income before other income (expense)	5,326	6,844	32,162
Other income (expense):
Interest expense	(36,415)	(28,963)	(22,776)
Insurance proceeds in excess of cost basis	515	150	985
Total other income (expense)	(35,900)	(28,813)	(21,791)
Net (loss) income	(30,574)	(21,969)	10,371
Net income attributable to noncontrolling interests	—	—	(6,306)
Net (loss) income attributable to common stockholders	$(30,574)	$(21,969)	$4,065
Other comprehensive (loss) income:
Reclassification adjustment for realized loss on designated derivatives	203	163	105
Designated derivatives, fair value adjustments	(115)	(380)	(10)
Total other comprehensive income (loss)	88	(217)	95
Comprehensive (loss) income	(30,486)	(22,186)	10,466
Comprehensive income attributable to noncontrolling interests	—	—	(6,306)
Total comprehensive (loss) income attributable to stockholders	$(30,486)	$(22,186)	$4,160
Weighted average common shares outstanding	70,964	71,865	71,787
Basic and diluted (loss) income per common share:
Net (loss) income per common share	$(0.43)	$(0.31)	$0.06

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

(in thousands)

	Common Stock		Convertible Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
Balance at January 1, 2016	71,617	$716	50	$1	$638,335	$(440)	$(213,366)	$425,246	$7,853	$433,099
Common stock issued through distribution reinvestment plan	2,642	26	—	—	28,471	—	—	28,497	—	28,497
Distributions on common stock	—	—	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	(43,005)	(43,005)	—	(43,005)
Common stock redemptions	(2,252)	(22)	—	—	(24,283)	—	—	(24,305)	—	(24,305)
Other comprehensive loss	—	—	—	—	—	95	—	95	—	95
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,120)	(9,120)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	—	—	(3,613)	(3,613)
Net income	—	—	—	—	—	—	4,065	4,065	6,306	10,371
Balance at December 31, 2016	72,007	720	50	1	642,523	(345)	(252,306)	390,593	1,426	392,019
Common stock issued through distribution reinvestment plan	2,482	25	—	—	27,089	—	—	27,114	—	27,114
Distributions declared	—	—	—	—	—	—	(43,033)	(43,033)	—	(43,033)
Common stock redemptions	(3,190)	(32)	—	—	(34,786)	—	—	(34,818)	—	(34,818)
Other comprehensive income	—	—	—	—	—	(217)	—	(217)	—	(217)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(504)	(504)
Deconsolidation of noncontrolling interests	—	—	—	—	922	—	—	922	(922)	—
Net loss	—	—	—	—	—	—	(21,969)	(21,969)	—	(21,969)
Balance at December 31, 2017	71,299	713	50	1	635,748	(562)	(317,308)	318,592	—	318,592
Common stock issued through distribution reinvestment plan	2,490	25	—	—	25,906	—	—	25,931	—	25,931
Distributions declared	—	—	—	—	—	—	(42,479)	(42,479)	—	(42,479)
Common stock redemptions	(3,361)	(34)	—	—	(35,218)	—	—	(35,252)	—	(35,252)
Other comprehensive income	—	—	—	—	—	88	—	88	—	88
Net loss	—	—	—	—	—	—	(30,574)	(30,574)	—	(30,574)
Balance at December 31, 2018	70,428	704	50	1	626,436	(474)	(390,361)	236,306	—	236,306

The accompanying notes are an integral part of these consolidated statements

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(30,574)	$(21,969)	$10,371
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	796	1,468	1,576
Casualty (gains) losses	(795)	(103)	(680)
Loss on extinguishment of debt	51	—	791
Net gains on disposition of properties and joint venture interests	(15,539)	(22,735)	(45,057)
Depreciation and amortization	58,732	52,344	44,231
Amortization of deferred financing costs	1,773	2,014	2,120
Amortization of debt premium (discount)	(345)	(465)	(485)
Realized loss on change in fair value of interest rate cap	203	163	105
Accretion of discount and direct loan fees and costs	(33)	(39)	(39)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	59	(162)	55
Deposits	(2)	35	(65)
Prepaid expenses and other assets	(1,197)	1,242	489
Due to/from related parties, net	448	(332)	869
Accounts payable and accrued expenses	132	1,506	(1,720)
Tenant prepayments	(22)	106	(102)
Security deposits	143	(110)	99
Net cash provided by operating activities from continuing operations	13,830	12,963	12,558
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	21,510	31,403	78,967
Property acquisitions	(24,560)	(42,842)	(63,126)
Insurance proceeds received for casualty losses	1,859	248	3,171
Acquisition of preferred equity interest	—	—	(408)
Resolution of preferred equity interest	—	—	4,300
Capital expenditures	(21,499)	(21,592)	(28,024)
Principal payments received on loans held for investment	22	26	21
Net cash used in investing activities of continuing operations	(22,668)	(32,757)	(5,099)
Cash flows from financing activities:
Redemptions of common stock	(35,252)	(34,818)	(24,305)
Payment of deferred financing costs	(1,250)	(2,287)	(2,129)
Borrowings on mortgages	16,998	86,051	108,060
Principal repayments on mortgages	(7,456)	(6,600)	(6,611)
Borrowings on credit facility	—	—	12,500
Repayments on credit facility	—	—	(34,394)
Purchase of interest rate caps	(94)	(187)	(262)
Distributions paid on common stock	(16,548)	(15,919)	(14,508)
Distributions to noncontrolling interests	—	(504)	(9,120)
Net cash (used in) provided by financing activities of continuing operations	(43,602)	25,736	29,231
Net (decrease) increase in cash and restricted cash	(52,440)	5,942	36,690
Cash and restricted cash at beginning of year	131,061	125,119	88,429
Cash and restricted cash at end of year	$78,621	$131,061	$125,119
Reconciliation to consolidated balance sheets
Cash	63,763	117,660	114,842
Restricted Cash	14,858	13,401	10,277
Cash and restricted cash at end of year	$78,621	$131,061	$125,119

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan.  During the years ended December 31, 2018, 2017 and 2016, the Company issued a total of 7.6 million, in aggregate, additional shares for $81.5 million pursuant to its distribution reinvestment plan.  The Company's distribution reinvestment plan offering is ongoing.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (“Williamsburg”)	Williamsburg	976	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst")	Pinehurst (b)	146	Kansas City, MO
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs, GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		9,609
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)(f)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	(c)(g)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)(f)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(c)(f)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)(f)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(d)(f)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)(f)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)(f)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(c)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)(f)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(d)(f)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(d)(f)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(d)(f)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(e)(f)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(d)(f)	N/A	N/A
PRIP 10637, LLC ("Fieldstone")	(b)(d)(f)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(d)(f)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	(g)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	(g)(f)	N/A	N/A
RRE Deerfield Holdings, LLC ("Deerfield")	(g)(f)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	(b)(g)(f)	N/A	N/A
PRIP 1102, LLC ("Pheasant Run")	(b)(h)	N/A	N/A
PRIP 11128, LLC ("Retreat at Shawnee")	(b)(h)	N/A	N/A
WPL Holdings, LLC	(a)(f)	N/A	N/A

N/A - Not Applicable

(a)  Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

(b)  Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.

(c)  Underlying investment sold prior to 2016.

(d)  Underlying investment sold in 2016.

(e)  Underlying investment resolved in 2016.

(f)  Subsidiary was dissolved prior to December 31, 2018

(g)  Underlying investment sold in 2017.

(h)  Underlying investment sold in 2018.

All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. The last VIE was sold in September 2017. Therefore, all of the Company’s subsidiaries are wholly-owned. Once it has been determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. For consolidated entities (including VIEs of which the Company is the primary beneficiary), noncontrolling interests are presented and disclosed as a separate component of stockholders' equity (not as a liability or other item outside of stockholders' equity). Consolidated net income (loss) includes the noncontrolling interests’ share of income (loss). All changes in the Company’s ownership interest in a subsidiary are accounted for as stockholders' equity transactions if the Company retains its controlling financial interest in the subsidiary.  The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale, separately in the consolidated balance sheets.  Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell.  Subsequent to classification of an asset as held for sale, no further depreciation is recorded.  The Company had no rental properties included in assets held for sale as of December 31, 2018 and 2017.

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

DECEMBER 31, 2018

to repair, rehab or reconstruct a property.  These costs are capitalized along with the related asset.  Costs of repairs and maintenance are expensed as incurred.

As of December 31, 2018, the Company's real estate investments in Texas, California, and Georgia represented approximately 30%, 16%, and 14% of the net book value of its rental property assets, respectively.  As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas, Georgia, and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2018, the Company had $80.7 million of deposits at various banks, $66.7 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Contractual Obligations

The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of December 31, 2018, the total payments due under these obligations were approximately $561,000.

The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	560,656	150,507	261,604	139,255	9,290

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

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. There were no impairment losses recorded on long lived assets during the years ended December 31, 2018, 2017 and 2016.

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

DECEMBER 31, 2018

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

Allocation of the Purchase Price of Acquired and Foreclosed Assets

On January 1, 2018, the Company adopted ASU 2017-01.  Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions.  In most cases, the Company believes acquisitions of real estate will no longer be considered a business combination, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building).  However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU.  If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

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

DECEMBER 31, 2018

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company tested goodwill as of December 31, 2018 and found no indications of impairment.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $65.7 million and $428,000 for the years ending December 31, 2019 and 2020, respectively, and none thereafter.  The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $453,000, $386,000, $315,000, $213,000, and $66,000 for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively, and $202,000 thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary tenant fees for administration of leases, late payments, amenities, and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The Company adopted ASU No. 2014-09 beginning January 1, 2018.  A performance obligation is a promise in a contract to transfer a distinct good or service to a customer.  The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2018 and 2017 is a contract liability relating to deferred revenues for contracts with cable providers for approximately $564,000 and $550,000, respectively.  The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years.  In the year ended December 31, 2018, approximately $84,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2018 and 2017, there were allowances for uncollectible receivables of $19,000 and $149,300, respectively.

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

DECEMBER 31, 2018

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2018 and 2017, the Company had no TRSs.

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

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities.  The Company is not subject to IRS examination for tax return years 2014 and prior.

The Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.  The Company is continuing to evaluate this legislation but does not expect it to have a significant impact.

Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,989 shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2018 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  Under the new standard, revenue is recognized by an entity in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. The majority of the Company’s revenue is derived from residential rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, "Leases", as discussed below. Revenue streams that are in the scope of the new standards include (but are not limited to) administrative and late fees and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The accounting for these revenue streams were not affected by the adoption of ASU 2014-09, nor was there a cumulative effect of initially applying the standard.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DECEMBER 31, 2018

In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice.  On January 1, 2018, the Company adopted ASU No. 2016-15, and the adoption did not have a material impact on its consolidated financial statements and disclosures.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted ASU No. 2016-18 as of January 1, 2018, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  As a result of adopting the new guidance, $1,286,000 and $434,000 of restricted cash, which were previously included as operating cash outflows and investing cash outflows within the consolidated statements of cash flows for the twelve months ended December 31, 2017, respectively, have been removed and are now included in the cash and restricted cash line items at the beginning and end of the period.

In January 2017, FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of Business", which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses.  The Company adopted ASU No. 2017-01 as of January 1, 2018.  Acquisitions during the twelve months ended December 31, 2018 were evaluated under the new standard and accounted for as asset acquisitions.  The Company believes any future property acquisitions will be accounted for as asset acquisitions, not business combinations.

Accounting Standards Issued But Not Yet Effective

In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") and amended by ASU No. 2018-09 "Codification Improvements" in July 2018, which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. For leases in which the Company is the lessee, primarily consisting of a parking space lease and office equipment leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease.  The Company intends to adopt this standard when it becomes effective and it estimates the impact on its consolidated financial statements will not be material.

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

DECEMBER 31, 2018

in any interim period. The Company is continuing to evaluate this guidance and assessing the impact of this guidance on its consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. ASU 2018-07 will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period. Early adoption is permitted. The Company is continuing to evaluate this guidance; however it does not expect the adoption of ASU 2018-07 to have a significant impact on its consolidated financial statements.

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

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based on the Federal Funds Effective Rate. For entities that have not already adopted ASU No. 2017-12, the amendments in ASU No. 2018-16 are required to be adopted concurrently with the amendments in ASU No. 2017-12. The Company intends to adopt ASU No. 2018-16 when ASU No. 2017-12 becomes effective on January 1, 2019.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption of ASU No. 2018-16 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	For the Years Ended
	December 31,
	2018	2017	2016
Non-cash financing and investing activities:
Stock issued from distribution reinvestment plan	$25,931	$27,114	$28,497
Deferred financing costs funded directly by mortgage notes	218	449	1,071
Repayments on borrowings through refinancing	29,586	—	87,379
Accrual for construction in progress	680	1,346	1,343
Non-cash activity related to sales:
Deconsolidation of subsidiary and removal of related mortgage notes payable and noncontrolling interest	—	—	35,152
Mortgage notes payable settled directly with proceeds from sale of rental property	18,713	26,976	55,720
Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	55,615	120,401	—
Cash paid during the period for:
Interest	$34,262	$26,458	$20,297

NOTE 4 – RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31,
	2018	2017
Real estate taxes	$10,426	$8,877
Insurance	1,669	1,994
Capital improvements	2,763	2,530
Total	$14,858	$13,401

In addition, the Company had unrestricted cash designated for capital expenditures of approximately $22.2 million and $31.3 million as of December 31, 2018 and 2017, respectively.

NOTE 5 – RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	December 31,
	2018	2017
Land	$200,848	$196,765
Building and improvements	965,629	905,739
Furniture, fixtures and equipment	44,918	37,796
Construction in progress	1,325	6,297
	1,212,720	1,146,597
Less: accumulated depreciation	(194,777)	(147,708)
	$1,017,943	$998,889

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $55.1 million, $48.7 million, and $44.0 million, respectively.

(Back to Index)

(Back to Index)

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

Loan held for investment, net:

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community.  The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs.  As of both December 31, 2018 and December 31, 2017, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note, the Company's remaining loan held for investment at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Unpaid principal balance	$912	$934
Unamortized discount and acquisition costs	(119)	(152)
Net book value	$793	$782
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of December 31, 2018, it was not impaired.  There were no allowances for credit losses as of both December 31, 2018 and 2017. There were no charge-offs for the years ended December 31, 2018 and 2017.

NOTE 7 – ACQUISITIONS

Real Estate Investments

As of December 31, 2018, the Company owned 30 properties.

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

(Back to Index)

(Back to Index)

As discussed in Note 2, on January 1, 2018, the Company adopted ASU 2017-01.  Both properties acquired during the twelve months ended December 31, 2018, were accounted for as asset acquisitions.  The following table presents the allocated contract purchase price, acquisition fee, and acquisition costs during the twelve months ended December 31, 2018 (in thousands):

Bristol at Grapevine	Contractual Purchase Price (1)	Acquisition Fee	Acquisition Costs	Total Real Estate Cost
Land	$3,279	$70	$15	$3,364
Building and Improvements	39,777	854	187	40,818
Furniture, fixtures and equipment	570	12	3	585
Intangible Assets	1,074	23	5	1,102
	$44,700	$959	$210	$45,869

Addison at Sandy Springs	Contractual Purchase Price (1)	Acquisition Fee	Acquisition Costs	Total Real Estate Cost
Land	$4,595	$100	$24	$4,719
Building and Improvements	28,241	613	145	28,999
Furniture, fixtures and equipment	424	9	2	435
Intangible Assets	740	16	4	760
	$34,000	$738	$175	$34,913

(1)	Contractual purchase price excludes closing costs, acquisition expenses, and other immaterial settlement date adjustments and pro-rations.

Properties acquired prior to January 1, 2018, were accounted for as business combinations.  The tables below present the total revenues, net loss, and acquisition costs of the Company's acquisitions during the years ended December 31, 2017 and 2016 (dollars in thousands):

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2017 Acquisitions:
Green Trails Apartment Homes	$4,128	$(1,920)	$(1,774)
Terraces at Lake Mary	1,394	(1,424)	(1,290)
Courtney Meadows Apartments	103	(879)	(1,217)
Various properties	—	—	(188)	(1)
	$5,625	$(4,223)	$(4,469)

Multifamily Community	Total Revenues	Net Loss	Acquisition Costs
2016 Acquisitions:
Providence in the Park	$193	$(781)	$(1,509)
Various properties	—	—	(73)	(1)
	$193	$(781)	$(1,582)

(1)	Acquisition fees paid related to additional investments in the Company’s properties to fund additional capital reserves.

(Back to Index)

(Back to Index)

NOTE 8 – DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The following table presents details of our disposition and deconsolidation activity during the years ended December 31, 2018, 2017, and 2016 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests	Revenues Attributable to Properties Sold	Net Income Attributable to Properties Sold
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195	$1,167	$6,200
Retreat at Shawnee	Shawnee, KS	October 19, 2018	25,000	9,344	2,522	9,340
			$41,400	$15,539	$3,689	$15,540
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922	$823	$6,657
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513	473	1,441
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035	1,653	11,037
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265	1,291	3,060
			$61,484	$22,735	$4,240	$22,195
2016 Dispositions:
Conifer Place (1)	Norcross, Georgia	January 27, 2016	$42,500	$9,897	$365	$9,942
Champion Farms	Louisville, Kentucky	January 29, 2016	7,590	1,066	220	1,125
The Ivy at Clear Creek	Houston, Texas	February 17, 2016	19,400	6,792	386	6,629
Affinity at Winter Park	Winter Park, Florida	June 9, 2016	17,500	5,605	1,010	5,757
Fieldstone	Woodland, Ohio	June 30, 2016	7,514	4,096	1,548	4,325
The Nesbit Palisades	Alpharetta, Georgia	July 8, 2016	45,500	17,601	2,615	17,739
			$140,004	$45,057	$6,144	$45,517

(1)

On January 27, 2016, the Company and its joint venture partner sold Conifer Place, which resulted in the deconsolidation of the entity as of January 27, 2016. Net income (loss) attributable to properties sold presented includes $6.3 million attributable to noncontrolling interests.

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases.  The value of the acquired in-place leases totaled $26,000 and $1.8 million as of December 31, 2018 and 2017, respectively, net of accumulated amortization of $29.3 million and $26.6 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases is zero months and five months as of December 31, 2018 and 2017, respectively.  Expected amortization for the antennae leases at the Vista Apartment Homes for the years ended December 31, 2019, 2020, and 2021 are $12,000, $9,000, and $5,000, respectively, and none thereafter.  Amortization of the apartment unit rental and antennae leases for the years ended December 31, 2018, 2017, and 2016 was $3.6 million, $3.6 million, and $228,000, respectively.

The following table presents the Company's expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter (in thousands):

2019	$12
2020	9
2021	5
2022	—
Thereafter	—
$26

(Back to Index)

(Back to Index)

NOTE 10 – GOODWILL

The following table presents a rollforward of the Company's activity in goodwill for the years ended December 31, 2018 and 2017 (in thousands):

Balance, January 1, 2017	$711
Activity - 2017: Sale of Stone Ridge	(41)
Balance, December 31, 2017	670
Activity - 2018: Sale of Retreat at Shawnee	(117)
Activity - 2018: Sale of Pheasant Run	(76)
Balance, December 31, 2018	$477

(Back to Index)

(Back to Index)

NOTE 11 – MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2018				December 31, 2017
Collateral	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,603	$-	$(104)	$14,499	$14,896	$-	$(140)	$14,756
Cannery Lofts	13,100	-	(136)	12,964	13,100	-	(165)	12,935
Trailpoint at the Woodlands	18,046	-	(154)	17,892	18,368	-	(188)	18,180
Verona Apartment Homes	32,970	-	(419)	32,551	32,970	-	(475)	32,495
Skyview Apartment Homes	28,400	-	(364)	28,036	28,400	-	(413)	27,987
Maxwell Townhomes	13,069	-	(81)	12,988	13,342	-	(109)	13,233
Pinehurst	7,220	-	(105)	7,115	7,339	-	(128)	7,211
Pheasant Run	-	-	-	-	6,250	-	-	6,250
Retreat of Shawnee	-	-	-	-	12,682	7	(2)	12,687
Evergreen at Coursey Place	26,146	55	(54)	26,147	26,639	77	(75)	26,641
Pines of York	14,422	(173)	(33)	14,216	14,717	(235)	(44)	14,438
Estates at Johns Creek	47,576	-	(170)	47,406	48,603	-	(286)	48,317
Perimeter Circle	26,115	-	(356)	25,759	16,923	-	(84)	16,839
Perimeter 5550	20,630	-	(327)	20,303	13,356	-	(70)	13,286
Aston at Cinco Ranch	22,497	-	(152)	22,345	22,942	-	(210)	22,732
Sunset Ridge 1	18,788	121	(96)	18,813	19,254	189	(150)	19,293
Sunset Ridge 2	2,831	16	(13)	2,834	2,890	26	(19)	2,897
Calloway at Las Colinas	33,681	-	(177)	33,504	34,396	-	(241)	34,155
South Lamar Village	11,909	-	(29)	11,880	12,177	-	(80)	12,097
Heritage Pointe	25,360	-	(242)	25,118	25,912	-	(284)	25,628
Yorba Linda	67,092	-	(301)	66,791	67,500	-	(461)	67,039
Point Bonita Apartment Homes	26,121	1,359	(233)	27,247	26,525	1,660	(285)	27,900
The Westside Apartments	36,624	-	(341)	36,283	36,820	-	(390)	36,430
Tech Center Square	11,933	-	(132)	11,801	12,141	-	(164)	11,977
Williamsburg	53,995	-	(582)	53,413	53,995	-	(706)	53,289
Retreat at Rocky Ridge	11,375	-	(183)	11,192	11,375	-	(223)	11,152
Providence in the Park	47,000	-	(434)	46,566	47,000	-	(524)	46,476
Green Trails Apartment Homes	61,500	-	(559)	60,941	61,500	-	(667)	60,833
Meridian Pointe	39,500	-	(495)	39,005	39,500	-	(588)	38,912
Terraces at Lake Mary	32,250	-	(318)	31,932	32,250	-	(377)	31,873
Courtney Meadows Apartments	27,100	-	(311)	26,789	27,100	-	(367)	26,733
Addison at Sandy Springs	22,750	-	(292)	22,458	-	-	-	-
Bristol at Grapevine	32,922	-	(365)	32,557	-	-	-	-
	$847,525	$1,378	$(7,558)	$841,345	$800,862	$1,724	$(7,915)	$794,671

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net, at December 31, 2018 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.79%	(1)(5)	$79	$17
Cannery Lofts	11/1/2023	5.04%	(1)(3)	52	26
Trailpoint at the Woodlands	11/1/2023	4.91%	(1)(4)	95	47
Verona Apartment Homes	10/1/2026	4.86%	(1)(3)	125	40
Skyview Apartment Homes	10/1/2026	4.86%	(1)(3)	107	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.92%	(1)(3)	38	15
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	1/1/2026	4.00%	(1)(3)(6)	88	45
Perimeter 5550	1/1/2026	4.00%	(1)(3)(6)	70	33
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	4.38%	(1)(4)	130	43
Yorba Linda	6/1/2020	4.25%	(1)(3)	310	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.62%	(1)(3)	195	69
Tech Center Square	6/1/2023	5.08%	(1)(5)	65	24
Williamsburg	1/1/2024	4.88%	(1)(3)	270	167
Retreat at Rocky Ridge	1/1/2024	4.96%	(1)(3)	57	23
Providence in the Park	2/1/2024	4.80%	(1)(3)	228	138
Green Trails Apartment Homes	6/1/2024	4.49%	(1)(3)	256	79
Meridian Pointe	8/1/2024	4.40%	(1)(3)	153	56
Terraces at Lake Mary	9/1/2024	4.41%	(1)(3)	121	46
Courtney Meadows Apartments	1/1/2025	4.34%	(1)(3)	91	51
Addison at Sandy Springs	5/1/2025	4.26%	(1)(3)(6)	74	38
Bristol at Grapevine	5/1/2025	4.21%	(1)(3)(6)	106	78

(1)	Variable rate based on one-month LIBOR of 2.50269% (as of December 31, 2018) plus applicable margin.
(2)	Fixed rate.
(3)	Monthly interest-only payment currently required.
(4)	Monthly fixed principal plus interest payment required.
(5)	Fixed monthly principal and interest payment required.
(6)	New debt placed during the year ended December 31, 2018.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at fair value.  The premium or discount is amortized over the remaining term of the loans and included in interest expense.  For the years ended December 31, 2018, 2017, and 2016, interest expense was reduced by $345,000, $465,000, and $485,000, respectively, for the amortization of the premium or discount.

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

2019	$21,897
2020	144,092
2021	102,806
2022	36,697
2023	81,193
Thereafter	460,840
$847,525

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met.  The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant.  During the twelve months ended December 31, 2018, the Company paid $50,000 to the lender in connection with an amendment to the loan agreement to modify the debt service coverage ratio covenant.  The Company was in compliance with all covenants related to this loan as of December 31, 2018.

The Company refinanced the loans on Perimeter Circle and Perimeter 5550 during the year ended December 31, 2018.  As a result, $51,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the year ended December 31, 2018.

The Company refinanced the loans on Verona Apartment Homes, Skyview Apartment Homes, Pinehurst, and Cannery Lofts during the year ended December 31, 2016.  As a result, $791,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the year ended December 31, 2016.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the years ended December 31, 2018, 2017, and 2016, $1.8 million, $1.9 million, and $1.8 million, respectively, of amortization of deferred financing costs were included in interest expense. Accumulated amortization as of December 31, 2018 and 2017 was $5.2 million and $4.0 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter (in thousands):

2019	$1,761
2020	1,521
2021	1,272
2022	1,073
2023	1,008
Thereafter	923
$7,558

(Back to Index)

(Back to Index)

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

Deferred financing costs incurred to obtain financing were fully amortized as of December 31, 2016.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

Balance, January 1, 2016	$(440)
Reclassification adjustment for realized loss on designated derivatives	105
Unrealized loss on designated derivatives	(10)
Balance, December 31, 2016	(345)
Reclassification adjustment for realized loss on designated derivatives	163
Unrealized loss on designated derivatives	(380)
Balance, December 31, 2017	(562)
Reclassification adjustment for realized loss on designated derivatives	203
Unrealized loss on designated derivatives	(115)
Balance, December 31, 2018	$(474)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI and C-III

Property loss pool. The Company's properties participate in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy.  Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III to the self-insurance pool which, if unused, will be returned to the Company.  The pool covers losses up to $2.5 million, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident depending on the location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.  During the years ended December 31, 2018 and 2017, the Company paid $0.9 million and $1.0 million into the insurance pools.

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

(Back to Index)

(Back to Index)

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $283,533 in connection with this insurance program during the year ended December 31, 2018.

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

Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained.

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

Information technology fees and Operating Expense reimbursement.  During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared information technology fees and operating expenses on behalf of the Company for which they are reimbursed by the Company.

Relationship with Other Related Parties

The Company utilizes the services of a printing company, Graphic Images, LLC (“Graphic Images”), whose principal owner is the father of RAI’s Chief Financial Officer.

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	As of December 31,
	2018	2017
Due from related parties:
RAI and affiliates	$123	$371
Due to related parties:
Advisor:
Asset management fees	$—	$15
Operating expense reimbursements	55	32
Subtotal, due to Advisor	55	47
Manager:
Property management fees	520	476
Operating expense reimbursements	344	196
Subtotal, due to Manager	864	672
Total, due to related parties	$919	$719

(Back to Index)

(Back to Index)

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	For the Years Ended
	December 31,
	2018	2017	2016
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$1,697	$3,670	$1,452
Asset management fees (2)	12,904	11,352	10,484
Disposition fees (3)	136	361	686
Debt financing fees (4)	350	1,036	532
Overhead allocation (5)	4,467	4,442	5,621
Internal audit fees (5)	102	69	44
Manager :
Property management fees (2)	$6,229	$5,567	$5,137
Construction management fees (6)	790	764	926
Construction payroll reimbursements (6)	178	191	310
Acquisition-related reimbursements (5)	53	—	418
Operating expense reimbursements (7)	443	1,015	2,273
Debt servicing fees (2)	2	2	15
Other:
Ledgewood (5)(8)	$—	$—	$121
The Planning & Zoning Resource Company (1)	2	4	—
Graphic Images (5)	6	9	91

(1)

For the years ended December 31, 2017 and December 31, 2016, Acquisition fees are included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss).  For the year ended December 31, 2018, Acquisition fees are capitalized and included in Rental Properties, net on the consolidated balance sheet.

(2)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(3)	Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive income (loss).
(4)	Included in Mortgage notes payable, net on the consolidated balance sheets.
(5)	Included in General and administrative costs on the consolidated statements of operations and comprehensive income (loss).
(6)	Capitalized and included in Rental Properties, net on the consolidated balance sheets.
(7)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).
(8)	As of September 2016, Ledgewood is no longer considered a related party.

(Back to Index)

(Back to Index)

NOTE 15 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.

Common Stock

As of December 31, 2018, the Company had an aggregate of 70,427,946 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	14,050,058	144,435
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	79,947,012	$779,249
Shares redeemed and retired	(9,519,066)
Total shares issued and outstanding as of December 31, 2018	70,427,946

(1)	Includes 276,056 shares held by the Advisor.

Convertible Stock

As of December 31, 2018 and 2017, the Company had 49,989 and 49,995 shares of $0.01 par value convertible stock outstanding.  The Advisor and affiliated persons owned 49,063 shares and outside investors own 926 shares at December 31, 2018.  In 2017, the Company repurchased and retired five shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of  (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

(B)	the value of the Company divided by the number of outstanding shares of common stock, in each case, as of the date of the event triggering the conversion.

As of December 31, 2018, no Triggering Event has occurred.

Redemption of Securities

During the year ended December 31, 2018, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share
January 2018	—	—
February 2018	—	—
March 2018	1,006	$10.94
April 2018	—	—
May 2018	—	—
June 2018	843	$10.26
July 2018	—	—
August 2018	—	—
September 2018	755	$10.29
October 2018	—	—
November 2018	—	—
December 2018	757	$10.29
3,361

(1)	All redemptions of equity securities by the Company during the year ended December 31, 2018 were made pursuant to the Company's share redemption program.

All redemption requests tendered were honored during the year ended December 31, 2018.

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

(Back to Index)

(Back to Index)

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

Distributions

For the year ended December 31, 2018, the Company paid aggregate distributions of $42.5 million, including $16.5 million of distributions paid in cash and $25.9 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2018	$0.05	January 31, 2018	$2,217	$1,352	$3,569
February 27, 2018	0.05	February 28, 2018	2,214	1,362	3,576
March 29, 2018	0.05	April 2, 2018	2,182	1,353	3,535
April 27, 2018	0.05	April 30, 2018	2,181	1,364	3,545
May 30, 2018	0.05	May 31, 2018	2,176	1,379	3,555
June 28, 2018	0.05	June 29, 2018	2,151	1,373	3,524
July 30, 2018	0.05	July 31, 2018	2,155	1,380	3,535
August 30, 2018	0.05	August 31, 2018	2,151	1,394	3,545
September 27, 2018	0.05	September 28, 2018	2,133	1,384	3,517
October 30, 2018	0.05	October 31, 2018	2,131	1,397	3,528
November 29, 2018	0.05	November 30, 2018	2,132	1,407	3,539
December 27, 2018	0.05	December 31, 2018	2,108	1,403	3,511
	$0.60		$25,931	$16,548	$42,479

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

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Interest rate caps	$—	$28	$—	$28
	$—	$28	$—	$28
December 31, 2017
Assets:
Interest rate caps	$—	$49	$—	$49
	$—	$49	$—	$49

The following table presents the carrying and fair values of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$793	$948	$782	$1,057
Mortgage notes payable- outstanding borrowings	$(847,525)	$(840,914)	$(800,862)	$(802,523)

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

(Back to Index)

(Back to Index)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 19 interest rate caps that were designated as cash flow hedges.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2018 and December 31, 2017 the Company had a loss of $203,287 and $162,636, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At December 31, 2018, the Company estimates that an additional $334,115 will be reclassified as an increase to interest expense over the next 12 months.

As of December 31, 2018, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	19	$553,716	January 1, 2019 to January 1, 2022

(Back to Index)

(Back to Index)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$28	Prepaid expenses and other assets	$49	—	$—	—	$—

NOTE 18 – OPERATING EXPENSES

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2018 were in compliance with the charter imposed limitation.

NOTE 19 – INSURANCE PROCEEDS IN EXCESS OF COST BASIS

For the year ended December 31, 2018, there were $515,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss).  The Company received $466,000 of proceeds from insurers, net of expenses, largely due to incidents that occurred in 2017 at Williamsburg, Meridian Pointe, Evergreen at Coursey, Aston at Cinco Ranch, Providence in the Park, and Terraces at Lake Mary and $49,000 from insurers, net of expenses, related to an April 2018 fire at The Westside Apartments.

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

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2018	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$32,971	$35,446	$36,580	$35,589
Net income (loss) attributable to common stockholders	(10,949)	(12,229)	(5,631)	(1,765)
Net income (loss) per common share	$(0.15)	(0.17)	(0.09)	(0.02)

Quarterly Results for 2017	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$30,205	$31,030	$32,333	$32,121
Net income (loss) attributable to common stockholders	(8,866)	(3,162)	2,191	(12,132)
Net income (loss) per common share	$(0.12)	$(0.04)	$0.03	$(0.18)

(Back to Index)

(Back to Index)

NOTE 21 – SUBSEQUENT EVENTS

On January 19, 2019, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following dates: January 30, 2019, February 27, 2019 and March 28, 2019. Such distributions were or are to be paid on January 31, February 28, and March 29, 2019.

On January 28, 2019, the Company entered into an agreement to sell its interest in Williamsburg, located in Cincinnati, Ohio, for $70.0 million with an expected closing in the first quarter of 2019.  The Company expects to recognize a gain on sale during the three months ended March 31, 2019.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2018

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company Buildings and Land Improvements	Cost capitalized subsequent to acquisition Improvements Carrying Costs	Gross Amount at which carried at close of Buildings and Land Improvements Total period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
Real estate owned:
Residential	$14,603	$11,076	$4,700	$15,776	$(5,356)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA
Residential	13,100	8,273	2,003	10,276	(3,112)	1838	5/13/2011	3 - 27.5 years
Dayton, OH
Residential	53,995	39,341	14,117	53,458	(18,904)	1966	6/20/2012	3 - 27.5 years
Cincinnati, OH
Residential	11,375	8,064	3,763	11,827	(3,469)	1986	4/18/2013	3 - 27.5 years
Hoover, AL
Residential	18,046	26,496	4,221	30,717	(8,223)	1981	6/24/2013	3 - 27.5 years
Houston, TX
Residential	36,624	31,001	5,863	36,864	(8,623)	1984	7/25/2013	3 - 27.5 years
Plano, TX
Residential	11,933	17,583	2,876	20,459	(5,121)	1985	9/9/2013	3 - 27.5 years
Newport News, VA
Residential	32,970	23,321	10,265	33,586	(7,172)	1985	9/30/2013	3 - 27.5 years
Littleton, CO
Residential	28,400	29,509	(1,496)	28,013	(6,421)	1985	9/30/2013	3 - 27.5 years
Westminster, CO
Residential	13,069	21,831	6,594	28,425	(8,246)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX
Residential (2)	39,500	32,142	5,565	37,707	(8,503)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN
Residential	47,575	69,111	9,738	78,849	(16,326)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA
Residential	26,147	42,001	1,184	43,185	(8,971)	2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA
Residential	26,115	28,911	3,475	32,386	(6,197)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	20,630	21,796	3,445	25,241	(4,916)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA
Residential	22,497	31,385	3,333	34,718	(6,580)	2000	6/26/2014	3 - 27.5 years
Katy, TX
Residential	7,220	9,691	872	10,563	(2,564)	1983	7/1/2014	3 - 27.5 years
Kansas City, MO
Residential	21,619	34,554	6,275	40,829	(7,083)	1949	9/4/2014	3 - 27.5 years
San Antonio, TX
Residential	33,681	47,075	7,550	54,625	(10,273)	1984	9/29/2014	3 - 27.5 years
Irving, TX
Residential	14,422	21,204	755	21,959	(3,985)	1974	11/25/2014	3 - 27.5 years
Yorktown, VA
Residential	11,909	23,370	5,475	28,845	(4,916)	1981	2/26/2015	3 - 27.5 years
Austin, TX
Residential	25,360	35,070	7,044	42,114	(6,527)	1986	3/19/2015	3 - 27.5 years
Gilbert, AZ
Residential	67,092	116,036	11,138	127,174	(12,815)	1986	6/1/2015	3 - 27.5 years
Orange County, CA
Residential	26,121	50,365	5,942	56,307	(5,649)	1988	6/16/2015	3 - 27.5 years
Chula Vista, CA
Residential	47,000	61,490	3,066	64,556	(5,055)	1997	12/22/2016	3 - 27.5 years
Arlington, TX
Residential	61,500	77,128	1,640	78,768	(4,230)	1988	5/31/2017	3 - 27.5 years
Lisle, IL
Residential	32,250	43,132	795	43,927	(2,063)	1998	8/31/2017	3 - 27.5 years
Lake Mary, FL
Residential	27,100	40,508	310	40,818	(1,376)	2001	12/20/2017	3 - 27.5 years
Jacksonville, FL
Residential	22,750	33,260	1,600	34,860	(886)	1986	4/17/2018	3 - 27.5 years
Sandy Springs, GA
Residential	32,922	43,626	2,262	45,888	(1,215)	1978	4/25/2018	3 - 27.5 years
Grapevine, TX
	$847,525	$1,078,350	$134,370	$1,212,720	$(194,777)

(Back to Index)

(Back to Index)

	For the Years Ended
	December 31,
	2018	2017	2016
Investments in Rental Properties:
Balance, beginning of the period	$1,146,597	$1,010,264	$1,063,211
Acquisitions	76,886	160,767	61,490
Improvements, etc.	21,499	21,592	28,024
Dispositions during the period	(32,262)	(46,026)	(142,461)
Balance, close of the period (1)	$1,212,720	$1,146,597	$1,010,264
Accumulated depreciation:
Balance, beginning of the period	$(147,708)	$(107,810)	$(77,363)
Sales	6,972	8,146	12,737
Disposals	1,059	685	819
Depreciation	(55,100)	(48,729)	(44,003)
Balance, close of the period (1)	$(194,777)	$(147,708)	$(107,810)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

SCHEDULE IV

Mortgage Loans on Real Estate

December 31, 2018

(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$973	$793	$—
					$973	$793	$—

Year Ended
December 31, 2018
Balance, beginning of the period	$782
Interest accretion	34
Principal reductions	(23)
Balance, end of the period	$793

(Back to Index)