Form 10-Q
period 2019-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2019-05-10
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54369

Resource Real Estate Opportunity REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-0331816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 3, 2019, there were 70,454,746 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc.

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

(Back to Index)

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$973,577	$1,017,943
Loan held for investment, net	798	793
Identified intangible assets, net	23	26
Total investments	974,398	1,018,762
Cash	63,382	63,763
Restricted cash	7,952	14,858
Subtotal- cash and restricted cash	71,334	78,621
Due from related parties	51	123
Tenant receivables, net	102	192
Deposits	229	229
Prepaid expenses and other assets	4,608	2,894
Goodwill	477	477
Operating lease right-of-use assets	488	—
Total assets	$1,051,687	$1,101,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$786,221	$841,345
Accounts payable	656	951
Accrued expenses and other liabilities	7,182	7,776
Accrued real estate taxes	5,404	10,191
Due to related parties	748	919
Tenant prepayments	1,252	1,160
Security deposits	2,465	2,650
Operating lease liabilities	488	—
Total liabilities	$804,416	$864,992
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,252,333 and 70,427,946 shares issued and outstanding, respectively)	702	704
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,972 and 49,989 shares issued and outstanding)	1	1
Additional paid-in capital	624,634	626,436
Accumulated other comprehensive loss	(330)	(474)
Accumulated deficit	(377,736)	(390,361)
Total stockholders’ equity	247,271	236,306
Total liabilities and stockholders' equity	$1,051,687	$1,101,298

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income	$35,136	$32,897
Interest and dividend income	94	74
Total revenues	35,230	32,971
Expenses:
Rental operating - expenses	6,869	6,850
Rental operating - payroll	3,556	3,379
Rental operating - real estate taxes	4,384	3,855
Subtotal - Rental operating expenses	14,809	14,084
Acquisition costs	—	9
Management fees	4,756	4,569
General and administrative	2,772	2,843
Loss on disposal of assets	151	108
Depreciation and amortization expense	13,597	14,337
Total expenses	36,085	35,950
Loss before net gains on dispositions	(855)	(2,979)
Net gain on disposition of property	34,575	—
Income (loss) before other income (expense)	33,720	(2,979)
Other income (expense):
Interest expense	(11,075)	(8,123)
Insurance proceeds in excess of cost basis	536	153
Total other (expense) income	(10,539)	(7,970)
Net income (loss)	$23,181	$(10,949)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	172	37
Designated derivatives, fair value adjustments	(28)	145
Total other comprehensive income (loss)	144	182
Comprehensive income (loss)	$23,325	$(10,767)

Weighted average common shares outstanding	70,557	71,439
Basic and diluted income (loss) per common share:
Net income (loss) per common share	$0.33	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	70,428	$704	50	$1	$626,436	$(474)	$(390,361)	$236,306
Common stock issued through the distribution reinvestment plan	613	6	—	—	6,292	—	—	6,298
Distributions declared	—	—	—	—	—	—	(10,556)	(10,556)
Common stock redemptions	(789)	(8)	—	—	(8,094)	—	—	(8,102)
Other comprehensive income	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	23,181	23,181
Balance at March 31, 2019	70,252	$702	50	$1	$624,634	$(330)	$(377,736)	$247,271

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through the distribution reinvestment plan	405	4	—	—	4,427	—	—	4,431
Distributions declared	—	—	—	—	—	—	(10,680)	(10,680)
Common stock redemptions	(1,006)	(10)	—	—	(10,998)	—	—	(11,008)
Other comprehensive income	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	(10,949)	(10,949)
Balance at March 31, 2018	70,698	$707	50	$1	$629,177	$(380)	$(338,937)	$290,568

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$23,181	$(10,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of assets	151	108
Casualty (gains) losses	(609)	(155)
Net gain on disposition of property	(34,575)	—
Depreciation and amortization	13,597	14,337
Amortization of deferred financing costs	995	421
Amortization of debt premium (discount)	(83)	(91)
Realized loss on change in fair value of interest rate cap	172	36
Accretion of discount and direct loan fees and costs	(13)	(6)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	90	63
Prepaid expenses and other assets	(1,762)	(2,446)
Due to/from related parties, net	(99)	(660)
Accounts payable and accrued expenses	(4,597)	(5,833)
Tenant prepayments	103	125
Security deposits	36	64
Net cash used in operating activities	(3,413)	(4,986)
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	12,897	—
Property acquisitions	—	(2,106)
Insurance proceeds received for casualty losses	609	155
Capital expenditures	(2,905)	(3,860)
Principal payments received on loans held for investment	8	4
Net cash provided by (used in) investing activities	10,609	(5,807)
Cash flows from financing activities:
Redemptions of common stock	(8,102)	(11,008)
Principal repayments on mortgages	(2,100)	(1,743)
Purchase of interest rate caps	(23)	—
Distributions paid on common stock	(4,258)	(2,714)
Net cash used in financing activities	(14,483)	(15,465)
Net decrease in cash and restricted cash	(7,287)	(26,258)
Cash and restricted cash at beginning of period	78,621	131,061
Cash and restricted cash at end of period	$71,334	$104,803
Reconciliation to consolidated balance sheets
Cash	$63,382	$97,485
Restricted cash	7,952	7,318
Cash and restricted cash at end of period	$71,334	$104,803

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2018 and 2017, the Company issued approximately 5.0 million additional shares for $53.0 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2019, the Company issued approximately 613,000 additional shares for $6.3 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

(Back to Index)

(Back to Index)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (Williamsburg) (b)	Williamsburg	—	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News,VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place") (a)	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst") (a)	Pinehurst	146	Kansas City, MO
PRIP Pines, LLC ("Pines of York") (a)	Pines of York	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs,GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,633

N/A - Not Applicable

(a)	Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.
(b)	Underlying investment sold on March 8, 2019.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02") and amended by ASU No. 2018-09 "Codification Improvements" in July 2018, which is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  The Company’s operating leases in which it is the lessor continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, primarily consisting of a parking lot lease, laundry equipment lease, and office equipment leases, the Company recognized a right-of-use (ROU) asset and a lease liability equal to the present value of the minimum lease payments in the amount of $525,778 at January 1, 2019.  The Company determines if an arrangement is a lease at inception.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods.  No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.  For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

In June 2018, FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share-based payment transactions for acquiring goods and services from nonemployees by including these payments in the scope of the guidance for share-based payments to employees. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

In July 2018, FASB issued ASU No. 2018-09, "Codification Improvements". This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders.  The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”.  ASU No. 2018-16 permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) and the OIS Rate based

(Back to Index)

(Back to Index)

on the Federal Funds Effective Rate. The Company adopted the standard on January 1, 2019, and the adoption did not have a significant impact on its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held.  ASU No. 2016-03 will be effective for the Company beginning December 15, 2019.  Early application is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. Step 2 required that, if the carrying amount of a reporting unit exceeded its fair value, the implied fair value of the goodwill must be compared to the carrying amount in order to determine impairment.  ASU No. 2017-04 will be effective for the Company beginning December 15, 2019.  Early application is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). ASU No. 2018-13 will be effective for the Company beginning January 1, 2020 and early adoption is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2019 and December 31, 2018, the Company had no rental properties included in assets held for sale.

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

(Back to Index)

(Back to Index)

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment losses recorded on long-lived assets during the three months ended March 31, 2019 and 2018.

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

Allocation of the Purchase Price of Acquired and Foreclosed Assets

On January 1, 2018, the Company adopted ASU 2017-01. Acquisitions that do not meet the definition of a business under this guidance are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered business combinations, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the set is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

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

(Back to Index)

(Back to Index)

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

The Company amortizes the value of in-place leases to expense over the average remaining term of the underlying leases.  The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building.

The determination of the fair value of assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.  The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2019.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $61.4 million and $1.3 million for the 12 month periods ending March 31, 2020 and 2021, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $507,000, $405,000, $361,000, $175,000, and $61,000 for the 12 month periods ending March 31, 2020 through March 31, 2024, respectively, and $193,000 thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements. The Company also receives other ancillary tenant fees for administration of leases, late payments, amenities, and revenue sharing arrangements of cable income from contracts with cable providers at the Company's properties.  The Company adopted ASU No. 2014-09 beginning January 1, 2018. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The Company records utility reimbursement income and ancillary charges in the period when the performance obligation is completed, either at a point in time or on a monthly basis as the service is utilized. Included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2019 and December 31, 2018, is deferred revenue related to contracts with cable providers in the amounts of $517,000 and $564,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the three months ended March 31, 2019, approximately $20,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

Tenant receivables are stated in the consolidated financial statements as amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when

(Back to Index)

(Back to Index)

they become uncollectible.  As of March 31, 2019 and December 31, 2018, there were allowances for uncollectible receivables of approximately $2,000 and $19,000, respectively.

Leases

For operating leases where the Company is the lessor, the leases are accounted for on its balance sheet with the underlying leased asset recognized as real estate. The Company, as a lessor of multifamily apartment units, has nonlease components associated with these leases (i.e. CAM, utilities, etc.). The Company combines nonlease component revenue streams and accounts for them as a combined component with leasing revenue.

For leases in which the Company is the lessee, primarily consisting of a parking space lease, a laundry equipment lease, and office equipment leases, the Company recognizes a right-of-use asset and a lease liability equal to the present value of the minimum lease payments. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets. The Company uses a market rate for equipment leases, when readily determinable, in calculating the present value of lease payments. Otherwise, the incremental borrowing rate is used. The operating lease ROU asset includes any lease payments and excludes lease incentives. Operating lease terms may include options to extend the lease when it is reasonably certain the lease will be extended. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2010. To maintain its REIT qualification for U.S. federal income tax purposes, the Comp any is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of March 31, 2019 and December 31, 2018, the Company had no TRSs.

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

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the 49,972 shares of convertible stock (see Note 13) are included in the diluted earnings per share calculations

(Back to Index)

(Back to Index)

because the necessary conditions for conversion have not been satisfied as of March 31, 2019 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation.  The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Non-cash operating, financing, and investing activities:
Stock issued from the distribution reinvestment plan	$6,298	$4,431
Cash distributions on common stock declared but not yet paid	—	3,535
Accruals for construction in progress	990	1,221
Lease liabilities arising from obtaining right-of-use assets	526	—
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	53,936	—
Cash paid during the period for:
Interest	$9,996	$7,565

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2019	December 31, 2018
Real estate taxes	$4,856	$10,426
Insurance	553	1,669
Capital improvements	2,543	2,763
Total	$7,952	$14,858

In addition, the Company had unrestricted cash designated for capital expenditures of $20.9 million and $22.2 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	March 31, 2019	December 31, 2018
Land	$197,607	$200,848
Building and improvements	923,116	965,629
Furniture, fixtures and equipment	40,751	44,918
Construction in progress	1,117	1,325
	1,162,591	1,212,720
Less: accumulated depreciation	(189,014)	(194,777)
	$973,577	$1,017,943

Depreciation expense for the three months ended March 31, 2019 and 2018 was $13.6 million and $13.3 million, respectively.

(Back to Index)

(Back to Index)

NOTE 6 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both March 31, 2019 and December 31, 2018, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Unpaid principal balance	$904	$912
Unamortized discount and acquisition costs	(106)	(119)
Net book value	$798	$793
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of March 31, 2019, it was not impaired.  There were no allowances for credit losses as of both March 31, 2019 and December 31, 2018. There were no charge-offs for both the three months ended March 31, 2019 and March 31, 2018.

NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company disposed of one property during the three months ended March 31, 2019. The following table presents details of the Company's disposition activity during the three months ended March 31, 2019 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended March 31, 2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575

The following table presents the Company's revenues and net income attributable to the property sold, which includes gain on sale, for the three months ended March 31, 2019 (in thousands):

	Revenues Attributable to Property Sold	Net Income Attributable to Property Sold
Multifamily Community	Three Months Ended March 31, 2019	Three Months Ended March 31, 2019
2019 Dispositions:
Williamsburg	$2,168	$33,120

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $23,000 and $26,000 as of March 31, 2019 and December 31, 2018, respectively, net of accumulated amortization of $27.4 million and $29.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months for both March 31, 2019 and December 31, 2018. Expected amortization for the antennae leases at the Vista Apartment Homes for the years ending March 31, 2020 through March 31, 2022 are $12,580, $7,150, $3,361, respectively, and none thereafter. Amortization of the apartment unit rental and antennae leases for the three months ended March 31, 2019 and 2018 was approximately $3,000 and $1.1 million, respectively.

(Back to Index)

(Back to Index)

The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending March 31, and thereafter (in thousands):

2020	$13
2021	7
2022	3
2023	—
2024	—
Thereafter	—
$23

As of both March 31, 2019 and December 31, 2018, the Company had $477,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)

NOTE 9 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,532	$—	$(95)	$14,437	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(129)	12,971	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,965	—	(146)	17,819	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(405)	32,565	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(352)	28,048	28,400	—	(364)	28,036
Maxwell Townhomes	12,997	—	(74)	12,923	13,069	—	(81)	12,988
Pinehurst	7,192	—	(99)	7,093	7,220	—	(105)	7,115
Evergreen at Coursey Place	26,014	50	(48)	26,016	26,146	55	(54)	26,147
Pines of York	14,344	(158)	(30)	14,156	14,422	(173)	(33)	14,216
The Estates at Johns Creek	47,314	—	(141)	47,173	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(344)	25,771	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(315)	20,315	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,379	—	(138)	22,241	22,497	—	(152)	22,345
Sunset Ridge 1	18,665	104	(81)	18,688	18,788	121	(96)	18,813
Sunset Ridge 2	2,815	14	(13)	2,816	2,831	16	(13)	2,834
Calloway at Las Colinas	33,493	—	(162)	33,331	33,681	—	(177)	33,504
South Lamar Village	11,839	—	(16)	11,823	11,909	—	(29)	11,880
Heritage Pointe	25,222	—	(232)	24,990	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,883	—	(247)	66,636	67,092	—	(301)	66,791
Point Bonita Apartment Homes	26,012	1,286	(221)	27,077	26,121	1,359	(233)	27,247
The Westside Apartments	36,427	—	(329)	36,098	36,624	—	(341)	36,283
Tech Center Square	11,883	—	(124)	11,759	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,346	—	(174)	11,172	11,375	—	(183)	11,192
Providence in the Park	46,929	—	(412)	46,517	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,500	—	(532)	60,968	61,500	—	(559)	60,941
Meridian Pointe	39,500	—	(472)	39,028	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(304)	31,946	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(298)	26,802	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(280)	22,470	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(350)	32,572	32,922	—	(365)	32,557
	$791,488	$1,296	$(6,563)	$786,221	$847,525	$1,378	$(7,558)	$841,345

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of March 31, 2019:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.78%	(1)(5)	$79	$17
Cannery Lofts	11/1/2023	5.03%	(1)(3)	52	26
Trailpoint at the Woodlands	11/1/2023	4.90%	(1)(4)	95	47
Verona Apartment Homes	10/1/2026	4.85%	(1)(3)	125	40
Skyview Apartment Homes	10/1/2026	4.85%	(1)(3)	108	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.91%	(1)(3)	38	15
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	1/1/2026	3.99%	(1)(3)	89	45
Perimeter 5550	1/1/2026	3.99%	(1)(3)	70	33
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	4.37%	(1)(4)	130	43
The Bryant at Yorba Linda	6/1/2020	4.24%	(1)(3)	310	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.61%	(1)(3)	195	69
Tech Center Square	6/1/2023	5.07%	(1)(5)	65	24
Retreat at Rocky Ridge	1/1/2024	4.95%	(1)(3)	58	23
Providence in the Park	2/1/2024	4.79%	(1)(3)	237	138
Green Trails Apartment Homes	6/1/2024	4.48%	(1)(3)	278	79
Meridian Pointe	8/1/2024	4.39%	(1)(3)	167	56
Terraces at Lake Mary	9/1/2024	4.40%	(1)(3)	133	46
Courtney Meadows Apartments	1/1/2025	4.33%	(1)(3)	97	51
Addison at Sandy Springs	5/1/2025	4.25%	(1)(3)	75	38
Bristol at Grapevine	5/1/2025	4.20%	(1)(3)	107	78

(1)	Variable rate based on one-month LIBOR of 2.49450% (as of March 31, 2019) plus a fixed margin.
(2)	Fixed rate.
(3)	Monthly interest-only payment currently required.
(4)	Monthly fixed principal plus interest payment required.
(5)	Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Retreat of Shawnee, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2019 and 2018, interest expense was reduced by $83,000 and $91,000, respectively, for the amortization of the premium or discount.

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

2020	$21,860
2021	143,195
2022	127,330
2023	10,021
2024	132,928
Thereafter	356,154
$791,488

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant.  The Company was in compliance with all covenants related to this loan as of March 31, 2019.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2019 and March 31, 2018, $1.0 million and $421,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2019 and December 31, 2018 was $5.3 million and $5.2 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter (in thousands):

2020	$1,623
2021	1,299
2022	1,100
2023	954
2024	835
Thereafter	752
$6,563

NOTE 10 - LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease, a laundry equipment lease, and office equipment leases.  These operating leases have remaining terms ranging from less than one year to 5 years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of March 31, 2019, the payments due under the contractually-obligated portion of these leases totaled $522,000.  The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of March 31, 2019, the weighted average remaining lease term was 3.8 years and the weighted average discount rate was 4.23% for the Company’s operating leases. As of March 31, 2019, the Company included approximately $488,000 in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.  For the three months ended March 31, 2019, the Company’s lease expense was approximately $41,000, which is included in rental operating expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)

The following table presents the Company’s annual payments for the operating lease liabilities for each of the next five 12–month periods ending March 31, and thereafter (in thousands):

2020	$157
2021	142
2022	107
2023	92
2024	31
Thereafter	—
$529

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the three months ended March 31, 2019 (in thousands):

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	172
Designated derivatives, fair value adjustments	(28)
Balance, March 31, 2019	$(330)

NOTE 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI and C-III

Property loss pool.  Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy. Substantially all of the receivables from related parties represent insurance deposits held in escrow by RAI and C-III related to the self-insurance pool which will be returned to the Company. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250 million, after either a $25,000 or a $100,000 deductible per incident, depending on the location and/or type of loss.

As of March 1, 2019, the Company now participates (with other properties directly or indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results.

General liability loss pool. The Company also participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

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

Relationship with the Advisor

In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement

(Back to Index)

(Back to Index)

has a one -year term and renews for an unlimited number of successive one -year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2018. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

(Back to Index)

(Back to Index)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	March 31, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$51	$123
Due to related parties:
Advisor:
Operating expense reimbursements	89	55
Manager:
Property management fees	508	520
Other operating expense reimbursements	151	344
	$748	$919

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended March 31,
	2019	2018
Fees earned / expenses paid to related parties:
Advisor:
Asset management fees (2)	$3,198	$3,093
Disposition fees (3)	330	—
Overhead allocation (4)	1,050	1,124
Internal audit (4)	27	22
Manager:
Property management fees (2)	$1,558	$1,476
Construction management fees (1)	105	194
Construction payroll reimbursements (1)	36	41
Operating expense reimbursements (5)	117	143

(1)	Included in Rental Properties, net on the consolidated balance sheets.
(2)	Included in Management fees on the consolidated statements of operations and comprehensive income (loss).
(3)	Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive (loss) income.
(4)	Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).
(5)	Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 13 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

Common Stock

As of March 31, 2019, the Company had an aggregate of 70,252,333 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	14,663,316	150,733
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	80,560,270	$785,547
Shares redeemed and retired	(10,307,937)
Total shares issued and outstanding as of March 31, 2019	70,252,333

(1)	Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Convertible Stock

As of March 31, 2019 and December 31, 2018, the Company had 49,972 shares of $0.01 par value convertible stock outstanding of which the Advisor and affiliated persons own 49,063 shares and outside investors own 909 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

Each of these two events is a “Triggering Event.”  Upon a Triggering Event, the Company's convertible stock will, unless its advisory agreement has been terminated or not renewed on account of a material breach by its Advisor, generally be converted into a number of shares of common stock equal to 1 / 50,000 of the quotient of:

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

As of March 31, 2019, no Triggering Event has occurred.

Redemption of Securities

During the three months ended March 31, 2019, the Company redeemed shares of its outstanding common stock as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2019	—	$—
February 2019	—	$—
March 2019	788,871	$10.29
788,871

(1)	All redemptions of equity securities by the Company during the three months ended March 31, 2019 were made pursuant to the Company's share redemption program.

All redemptions requests tendered were honored during the three months ended March 31, 2019.

The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12 -month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.

(Back to Index)

(Back to Index)

The Company currently redeems shares at a purchase price of $10.29 per share, which is equal to 95% of the current net asset value per share redeemed, except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

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

Distributions

For the three months ended March 31, 2019, the Company paid aggregate distributions of $10.6 million, including $4.3 million of distributions paid in cash and $6.3 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
	$0.15		$6,298	$4,258	$10,556

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

	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Interest rate caps	$—	$23	$—	$23
	$—	$23	$—	$23
December 31, 2018
Assets:
Interest rate caps	$—	$28	$—	$28
	$—	$28	$—	$28

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$798	$946	$793	$948
Mortgage notes payable- outstanding borrowings	$(791,488)	$(776,248)	$(847,525)	$(840,914)

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. During the

(Back to Index)

(Back to Index)

three months ended March 31, 2019 and 2018, the Company had losses of $172,410 and $37,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $202,660 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2019 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	19	$499,721	April 1, 2019 to April 1, 2023

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$23	Prepaid expenses and other assets	$28	—	$—	—	$—

NOTE 16 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2019 were in compliance with the charter-imposed limitation.

NOTE 17 - SUBSEQUENT EVENTS

On April 12, 2019, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: April 29, 2019, May 30, 2019, and June 27, 2019. Such distributions were paid or will be paid on April 30, 2019, May 31, 2019, and June 28, 2019, respectively.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2018. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.

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

Results of Operations

As of March 31, 2019, we owned interests in a total of 29 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of March 31, 2019, we had sold our interests in 25 of those properties.

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

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental income	$32,252	$30,416
Utility income	2,299	1,994
Other ancillary fees	585	487
Interest and dividend income	94	74
Total revenues	35,230	32,971
Expenses:
Rental operating - expenses	6,869	6,850
Rental operating - payroll	3,556	3,379
Rental operating - real estate taxes	4,384	3,855
Subtotal - Rental operating expenses	14,809	14,084
Acquisition costs	—	9
Management fees	4,756	4,569
General and administrative	2,772	2,843
Loss on disposal of assets	151	108
Depreciation and amortization expense	13,597	14,337
Total expenses	36,085	35,950
Loss before net gains on dispositions	(855)	(2,979)
Net gain on disposition of property	34,575	—
Income (loss) before other income (expense)	33,720	(2,979)
Other income (expense):
Interest expense	(11,075)	(8,123)
Insurance proceeds in excess of cost basis	536	153
Total other income (expense)	(10,539)	(7,970)
Net income (loss) attributable to common stockholders	$23,181	$(10,949)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended				For the Three Months Ended
	March 31, 2019				March 31, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$28,709	$3,543	$—	$32,252	$27,052	$3,364	$—	$30,416
Utility income	1,808	491	—	2,299	1,723	271	—	1,994
Other ancillary fees	486	99	—	585	404	83	—	487
Interest and dividend income	56	1	37	94	42	—	32	74
Total revenues	31,059	4,134	37	35,230	29,221	3,718	32	32,971
Expenses:
Rental operating - expenses	5,679	1,190	—	6,869	5,598	1,249	3	6,850
Rental operating - payroll	2,966	590	—	3,556	2,847	532	—	3,379
Rental operating- real estate taxes	3,980	404	—	4,384	3,561	294	—	3,855
Subtotal - Rental operating expenses	12,625	2,184	—	14,809	12,006	2,075	3	14,084
Acquisition costs	—	—	—	—	9	—	—	9
Management fees	1,387	171	3,198	4,756	1,298	178	3,093	4,569
General and administrative	794	173	1,805	2,772	745	189	1,909	2,843
Loss on disposal of assets	100	51	—	151	95	13	—	108
Depreciation and amortization expense	12,537	1,060	—	13,597	13,176	1,161	—	14,337
Total expenses	27,443	3,639	5,003	36,085	27,329	3,616	5,005	35,950
Loss before net gains on dispositions	3,616	495	(4,966)	(855)	1,892	102	(4,973)	(2,979)
Net gain on disposition of property	—	34,575	—	34,575	—	—	—	—
Income (loss) before other (expense) income	3,616	35,070	(4,966)	33,720	1,892	102	(4,973)	(2,979)
Other (expense) income:
Interest expense	(8,551)	(2,524)	—	(11,075)	(7,348)	(775)	—	(8,123)
Insurance proceeds in excess of cost basis	523	13	—	536	71	82	—	153
Total other (expense) income	(8,028)	(2,511)	—	(10,539)	(7,277)	(693)	—	(7,970)
Net (loss) income attributable to common stockholders	$(4,412)	$32,559	$(4,966)	$23,181	$(5,385)	$(591)	$(4,973)	$(10,949)

(Back to Index)

(Back to Index)

Revenues: The $1.7 million increase in rental revenues for the 27 properties we owned during both the three months ended March 31, 2019 and March 31, 2018 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Increase in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$281	3.1%	$187
Green Trails Apartments	173	0.8%	130
Heritage Pointe	147	1.7%	98
Village of Bonita Glen	134	1.6%	133
The Estates at Johns Creek	105	2.8%	45
Providence in the Park	105	1.0%	58
Meridian Pointe	101	1.6%	82
Skyview Apartment Homes	95	3.7%	99
South Lamar Village	88	2.7%	115
Verona Apartment Homes	76	2.6%	60
All other, net	352
	$1,657

Expenses: Our total rental operating expenses for the 27 properties we owned during both three month periods presented increased by approximately $619,000 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily driven by an increase of $419,000 in real estate tax expense, which is partially due to higher real property assessments.  Additionally, real estate tax expense for the first quarter of 2018 was driven lower by a large real estate tax refund for Sunset Ridge related to prior years that was settled in January 2018.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$441	$(101)	$340
Amortization of intangibles	(1,080)	—	(1,080)
	$(639)	$(101)	$(740)

The overall increase in depreciation was due to the three property acquisitions as well as $20.5 million in capital improvements since March 31, 2018 made in accordance with our planned renovations. The overall decrease in amortization of intangibles was due to the amortization of in-place leases during the three months ended March 31, 2018 on the three properties purchased during the twelve months ended December 31, 2017, all of which were fully amortized during the twelve months ended December 31, 2018.

Net gain on disposition of property increased by $34.6 million for the three months ended March 31, 2019, which had one disposition, as compared to the three months ended March 31, 2018, which had no dispositions, as detailed below (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended March 31,2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575

(Back to Index)

(Back to Index)

Interest expense increased by $3.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which is due to an increase of $72.3 million in additional outstanding borrowings obtained subsequent to March 31, 2018 as well as rising interest rates.  Additionally, approximately $1.1 million of the increase relates to loan-related costs due to the sale of Williamsburg in March 2019.

Liquidity and Capital Resources

We have derived the capital required to purchase real estate investments and conduct our operations from the proceeds of our private and public offerings, secured financings from banks or other lenders, proceeds from the sale of real estate, and cash flows generated from our operations.

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

Capital Expenditures

We deployed a total of $2.9 million during the three months ended March 31, 2019 for capital expenditures. The properties in which we deployed the most capital during the three months ended March 31, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the three months ended March 31, 2019	Remaining capital budgeted
The Bryant at Yorba Linda	$450	$5,004
The Westside Apt Homes	335	379
Bristol Grapevine	286	1,528
Heritage Pointe	252	1,505
Courtney Meadows	199	3,101
Providence in the Park	197	1,886
Williamsburg	194	—
Terraces at Lake Mary	176	2,216
Addison at Sandy Springs	170	1,859
The Estates At Johns Creek	108	293
All other properties	538	5,719
	$2,905

Initial Public Offering

The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at $10.29 per share ($10.26 per share prior to March 25, 2019) which is 95% of our current estimated value per share.

(Back to Index)

(Back to Index)

Gross Offering Proceeds

As of March 31, 2019, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	14,663,316	150,733
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	80,560,270	$785,547
Shares redeemed and retired	(10,307,937)
Total shares issued and outstanding as of March 31, 2019	70,252,333

(1)	Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,532	$—	$(95)	$14,437	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(129)	12,971	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,965	—	(146)	17,819	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(405)	32,565	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(352)	28,048	28,400	—	(364)	28,036
Maxwell Townhomes	12,997	—	(74)	12,923	13,069	—	(81)	12,988
Pinehurst	7,192	—	(99)	7,093	7,220	—	(105)	7,115
Evergreen at Coursey Place	26,014	50	(48)	26,016	26,146	55	(54)	26,147
Pines of York	14,344	(158)	(30)	14,156	14,422	(173)	(33)	14,216
The Estates at Johns Creek	47,314	—	(141)	47,173	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(344)	25,771	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(315)	20,315	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,379	—	(138)	22,241	22,497	—	(152)	22,345
Sunset Ridge 1	18,665	104	(81)	18,688	18,788	121	(96)	18,813
Sunset Ridge 2	2,815	14	(13)	2,816	2,831	16	(13)	2,834
Calloway at Las Colinas	33,493	—	(162)	33,331	33,681	—	(177)	33,504
South Lamar Village	11,839	—	(16)	11,823	11,909	—	(29)	11,880
Heritage Pointe	25,222	—	(232)	24,990	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,883	—	(247)	66,636	67,092	—	(301)	66,791
Point Bonita Apartment Homes	26,012	1,286	(221)	27,077	26,121	1,359	(233)	27,247
The Westside Apartments	36,427	—	(329)	36,098	36,624	—	(341)	36,283
Tech Center Square	11,883	—	(124)	11,759	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,346	—	(174)	11,172	11,375	—	(183)	11,192
Providence in the Park	46,929	—	(412)	46,517	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,500	—	(532)	60,968	61,500	—	(559)	60,941
Meridian Pointe	39,500	—	(472)	39,028	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(304)	31,946	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(298)	26,802	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(280)	22,470	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(350)	32,572	32,922	—	(365)	32,557
	$791,488	$1,296	$(6,563)	$786,221	$847,525	$1,378	$(7,558)	$841,345

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 9 of the notes to our consolidated financial statements.

As of March 31, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.43%.

(Back to Index)

(Back to Index)

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (63% as of March 31, 2019). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2019 did not exceed the charter-imposed limitation.

Distributions

For the three months ended March 31, 2019, we paid aggregate distributions of $10.6 million, including $4.3 million of distributions paid in cash and $6.3 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
	$0.15		$6,298	$4,258	$10,556

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2019 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,258	$6,298	$10,556	$(3,413)	$10,556	$0.15	$0 / 0%	$0 / 0%	$10,556 / 100%

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
2019	0.15	6,298	4,258	10,556
	$3.59	$150,733	$80,047	$230,780

Our net income attributable to common stockholders' for the three months ended March 31, 2019 was $23.2 million and net cash used in operating activities was $3.4 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2019 were $230.8 million and $125.8 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders – GAAP	$23,181	$(10,949)
Net gain on disposition of property	(34,575)	—
Depreciation expense	13,594	13,254
FFO attributable to common stockholders	2,200	2,305
Adjustments for straight-line rents	50	(79)
Amortization of intangible lease assets	3	1,083
Realized loss on change in fair value of interest rate cap related to extinguishments	109	—
Debt premium amortization	(83)	(91)
Acquisition costs	—	9
MFFO attributable to common stockholders	2,279	3,227
Net gain on disposition of property	34,575	—
AFFO attributable to common stockholders	$36,854	$3,227
Basic and diluted net (loss) income per common share - GAAP	$0.33	$(0.15)
FFO per share	$0.03	$0.03
MFFO per share	$0.03	$0.05
AFFO per share	$0.52	$0.05
Weighted average shares outstanding (1)	70,557	71,439

(1)

None of the 49,972 shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2019 or March 31, 2018.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On April 12, 2019, our Board of Directors declared a $0.05 per share cash distribution to common stockholders of record at the close of business on each of the following record dates: April 29, 2019, May 30, 2019, and June 27, 2019. Such distributions were paid or will be paid on April 30, 2019, May 31, 2019, and June 28, 2019, respectively.

We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loans.

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 19 interest rate caps that were designated as cash flow hedges during the years 2013 through 2022. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of March 31, 2019 and December 31, 2018, we had $575.6 million and $630.5 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2019 and the year ended December 31, 2018, our annual interest expense would have increased by approximately $1.5 million and $5.9 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2019 and December 31, 2018, we had $215.9 million and $217.0 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $213.3 million and $211.9 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $4.5 million and $4.9 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended March 31, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended March 31, 2019, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	—	(3)
February 2019	—	$—	—	(3)
March 2019	788,871	$10.29	788,871	(3)
	788,871

(1)

All redemptions of equity securities in the three months ended March 31, 2019 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended March 31, 2019.

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

We currently redeem shares at a purchase price equal to 95% of the current net asset value per share redeemed, except for redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 10, 2019	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)