Form 10-Q
period 2019-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2019-08-09
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(215) 231-7050

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of August 2, 2019, there were 70,512,174 shares of common stock of Resource Real Estate Opportunity REIT, Inc., $0.01 par value per share, outstanding.

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

(Back to Index)

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$965,312	$1,017,943
Loan held for investment, net	801	793
Identified intangible assets, net	20	26
Total investments	966,133	1,018,762
Cash	50,473	63,763
Restricted cash	9,955	14,858
Subtotal- cash and restricted cash	60,428	78,621
Due from related parties	83	123
Tenant receivables, net	223	192
Deposits	229	229
Prepaid expenses and other assets	3,449	2,894
Goodwill	477	477
Operating lease right-of-use assets	453	—
Total assets	$1,031,475	$1,101,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$784,443	$841,345
Accounts payable	410	951
Accrued expenses and other liabilities	7,346	7,776
Accrued real estate taxes	7,629	10,191
Due to related parties	550	919
Tenant prepayments	268	1,160
Security deposits	2,516	2,650
Operating lease liabilities	453	—
Total liabilities	$803,615	$864,992
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,343,087 and 70,427,946 shares issued and outstanding, respectively)	703	704
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,972 and 49,989 shares issued and outstanding)	1	1
Additional paid-in capital	625,547	626,436
Accumulated other comprehensive loss	(306)	(474)
Accumulated deficit	(398,085)	(390,361)
Total stockholders’ equity	227,860	236,306
Total liabilities and stockholders' equity	$1,031,475	$1,101,298

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$33,441	$35,026	$68,319	$67,601
Interest and dividend income	118	101	212	175
Total revenues	33,559	35,127	68,531	67,776
Expenses:
Rental operating - expenses	6,230	7,889	12,841	14,417
Rental operating - payroll	3,213	3,482	6,769	6,861
Rental operating - real estate taxes	4,354	4,360	8,738	8,215
Subtotal - Rental operating expenses	13,797	15,731	28,348	29,493
Acquisition costs	—	—	—	9
Management fees	4,542	4,823	9,298	9,392
General and administrative	2,289	2,693	5,061	5,536
Loss on disposal of assets	114	196	265	304
Depreciation and amortization expense	13,474	15,046	27,071	29,383
Total expenses	34,216	38,489	70,043	74,117
Loss before net gains on dispositions	(657)	(3,362)	(1,512)	(6,341)
Net gain on disposition of property	—	—	34,575	—
Income (loss) before other income (expense)	(657)	(3,362)	33,063	(6,341)
Other income (expense):
Interest expense	(9,184)	(9,060)	(20,259)	(17,183)
Insurance proceeds in excess of cost basis	34	193	570	346
Total other (expense) income	(9,150)	(8,867)	(19,689)	(16,837)
Net income (loss)	$(9,807)	$(12,229)	$13,374	$(23,178)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	40	45	212	83
Designated derivatives, fair value adjustments	(16)	(159)	(44)	(15)
Total other comprehensive income (loss)	24	(114)	168	68
Comprehensive income (loss)	$(9,783)	$(12,343)	$13,542	$(23,110)

Weighted average common shares outstanding	70,387	71,006	70,463	71,221
Basic and diluted income (loss) per common share:
Net income (loss) per common share	$(0.14)	$(0.17)	$0.19	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	70,428	$704	50	$1	$626,436	$(474)	$(390,361)	$236,306
Common stock issued through the distribution reinvestment plan	613	6	—	—	6,292	—	—	6,298
Distributions declared	—	—	—	—	—	—	(10,556)	(10,556)
Common stock redemptions	(789)	(8)	—	—	(8,094)	—	—	(8,102)
Other comprehensive income	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	23,181	23,181
Balance at March 31, 2019	70,252	$702	50	$1	$624,634	$(330)	$(377,736)	$247,271
Common stock issued through the distribution reinvestment plan	606	6	—	—	6,229	—	—	6,235
Distributions declared	—	—	—	—	—	—	(10,542)	(10,542)
Common stock redemptions	(515)	(5)	—	—	(5,316)	—	—	(5,321)
Other comprehensive income	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(9,807)	(9,807)
Balance at June 30, 2019	70,343	$703	$50	$1	$625,547	$(306)	$(398,085)	$227,860

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through the distribution reinvestment plan	405	4	—	—	4,427	—	—	4,431
Distributions declared	—	—	—	—	—	—	(10,680)	(10,680)
Common stock redemptions	(1,006)	(10)	—	—	(10,998)	—	—	(11,008)
Other comprehensive income	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	(10,949)	(10,949)
Balance at March 31, 2018	70,698	$707	50	$1	$629,177	$(380)	$(338,937)	$290,568
Common stock issued through the distribution reinvestment plan	836	8	—	—	8,682	—	—	8,690
Distributions declared	—	—	—	—	—	—	(10,624)	(10,624)
Common stock redemptions	(843)	(8)	—	—	(8,643)	—	—	(8,651)
Other comprehensive income	—	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	—	—	(12,229)	(12,229)
Balance at June 30, 2018	70,691	707	50	1	629,216	(494)	(361,790)	267,640

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,374	$(23,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	265	304
Casualty (gains) losses	(668)	(438)
Net gain on disposition of property	(34,575)	—
Depreciation and amortization	27,071	29,383
Amortization of deferred financing costs	1,410	863
Amortization of debt premium (discount)	(166)	(175)
Realized loss on change in fair value of interest rate cap	213	83
Accretion of discount and direct loan fees and costs	(22)	(15)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(31)	(12)
Prepaid expenses and other assets	(613)	(1,400)
Due to/from related parties, net	(329)	16
Accounts payable and accrued expenses	(2,488)	(3,171)
Tenant prepayments	(881)	192
Security deposits	87	102
Net cash provided by operating activities	2,647	2,554
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	12,897	—
Property acquisitions	—	(25,218)
Insurance proceeds received for casualty losses	668	1,439
Capital expenditures	(8,191)	(10,131)
Principal payments received on loans held for investment	14	10
Net cash provided by (used in) investing activities	5,388	(33,900)
Cash flows from financing activities:
Redemptions of common stock	(13,423)	(19,659)
Payment of deferred financing costs	—	(329)
Principal repayments on mortgages	(4,210)	(3,442)
Purchase of interest rate caps	(30)	—
Distributions paid on common stock	(8,565)	(8,183)
Net cash used in financing activities	(26,228)	(31,613)
Net decrease in cash and restricted cash	(18,193)	(62,959)
Cash and restricted cash at beginning of period	78,621	131,061
Cash and restricted cash at end of period	$60,428	$68,102
Reconciliation to consolidated balance sheets
Cash	$50,473	$57,060
Restricted cash	9,955	11,042
Cash and restricted cash at end of period	$60,428	$68,102

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,056 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2018 and 2017, the Company issued approximately 5.0 million additional shares for $53.0 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2019, the Company issued approximately 1.2 million additional shares for $12.5 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

(Back to Index)

(Back to Index)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (Williamsburg) (b)	Williamsburg	N/A	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News,VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place") (a)	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst") (a)	Pinehurst	146	Kansas City, MO
PRIP Pines, LLC ("Pines of York") (a)	Pines of York	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs,GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,633

N/A - Not Applicable

(a)Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.

(b)Underlying investment sold on March 8, 2019.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which was amended by ASU No. 2018-09 "Codification Improvements" in July 2018.  ASU No. 2016-02, as amended, is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  The Company’s operating leases in which it is the lessor continue to be accounted for on its balance sheet with the underlying leased asset recognized as real estate.  The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, primarily consisting of a parking lot lease, laundry equipment lease, and office equipment leases, the Company recognized an initial right-of-use (ROU) asset and a lease liability equal to the present value of the minimum lease payments of approximately $526,000 at January 1, 2019.  The Company determines if an arrangement is a lease at inception.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods.  No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.  For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

(Back to Index)

(Back to Index)

Accounting Standards Issued But Not Yet Effective

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held.  ASU No. 2016-03 will be effective for the Company beginning January 1, 2020.  Early application is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. Step 2 required that, if the carrying amount of a reporting unit exceeded its fair value, the implied fair value of the goodwill must be compared to the carrying amount in order to determine impairment.  ASU No. 2017-04 will be effective for the Company beginning January 1, 2020.  Early application is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2019 and December 31, 2018, the Company had no rental properties included in assets held for sale.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year.  Construction management fees (further discussed in Note 13) are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

(Back to Index)

(Back to Index)

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment losses recorded on long-lived assets during the three and six months ended June 30, 2019 and 2018.

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and six months ended June 30, 2019.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $59.5 million and $489,600 for the 12 month periods ending June 30, 2020 and 2021, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $506,000, $372,000 $351,000 $117,000 and $48,000 for the 12 month periods ending June 30, 2020 through June 30, 2024, respectively, and $183,000 thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined, based upon the lease being determined to be the predominant component.  The Company also has revenue sharing arrangements of cable income from contracts with cable providers at the Company’s properties.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2019 and December 31, 2018, is deferred revenue related to contracts with cable providers in the amounts of $560,000 and $564,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the six months ended June 30, 2019, approximately $39,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis.  Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30.  For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and

(Back to Index)

(Back to Index)

current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  As of June 30, 2019 and December 31, 2018, there were allowances for uncollectible receivables of approximately $2,600 and $19,000, respectively.

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

The Company may elect to treat any of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, the Company’s TRSs may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of June 30, 2019 and December 31, 2018, the Company had no TRSs.

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

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None

(Back to Index)

(Back to Index)

of the shares of convertible stock (see Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2019 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation.  The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Non-cash operating, financing, and investing activities:
Stock issued from the distribution reinvestment plan	$12,533	$13,121
Deferred financing costs funded directly by mortgage notes	—	57
Accruals for construction in progress	1,024	1,011
Lease liabilities arising from obtaining right-of-use assets	526	—
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	53,936	—
Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	—	55,615
Cash paid during the period for:
Interest	$18,939	$15,988

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2019	December 31, 2018
Real estate taxes	$6,930	$10,426
Insurance	716	1,669
Capital improvements	2,309	2,763
Total	$9,955	$14,858

In addition, the Company had unrestricted cash designated for capital expenditures of $17.1 million and $22.2 million as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2019	December 31, 2018
Land	$197,607	$200,848
Building and improvements	926,335	965,629
Furniture, fixtures and equipment	42,034	44,918
Construction in progress	1,681	1,325
	1,167,657	1,212,720
Less: accumulated depreciation	(202,345)	(194,777)
	$965,312	$1,017,943

(Back to Index)

(Back to Index)

Depreciation expense for the three and six months ended June 30, 2019 was $13.5 million and $27.1 million, respectively, and for the three and six months ended June 30, 2018 was $13.9 million and $27.1 million, respectively.

NOTE 6 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both June 30, 2019 and December 31, 2018, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Unpaid principal balance	$898	$912
Unamortized discount and acquisition costs	(97)	(119)
Net book value	$801	$793
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of June 30, 2019, it was not impaired.  There were no allowances for credit losses as of both June 30, 2019 and December 31, 2018. There were no charge-offs for both the six months ended June 30, 2019 and 2018.

NOTE 7 – ACQUISITIONS

As of June 30, 2019, the Company owned interests in 29 properties. On April 17, 2018, the Company, through its wholly-owned subsidiary, purchased Addison at Sandy Springs Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. On April 25, 2018, the Company, through its wholly-owned subsidiary, purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party.

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

(Back to Index)

(Back to Index)

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company disposed of one property during the three and six months ended June 30, 2019. The following table presents details of the Company's disposition activity during the three and six months ended June 30, 2019 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$—	$34,575

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three and six months ended June 30, 2019 (in thousands):

	Revenues Attributable to Property Sold		Net Income Attributable to Property Sold
Multifamily Community	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
2019 Dispositions:
Williamsburg	$25	$2,151	$28	$(1,427)

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $20,000 and $26,000 as of June 30, 2019 and December 31, 2018, respectively, net of accumulated amortization of $27.4 million and $29.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months for both June 30, 2019 and December 31, 2018.  Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2019 was approximately $3,000 and $6,200  respectively. Amortization of the apartment unit rental and antennae leases for the three and six months ended June 30, 2018 was approximately $1.2 million and $2.3 million, respectively.

The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending June 30, and thereafter (in thousands):

2020	$13
2021	5
2022	2
2023	—
2024	—
Thereafter	—
$20

As of both June 30, 2019 and December 31, 2018, the Company had $477,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,464	$—	$(86)	$14,378	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(122)	12,978	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,885	—	(138)	17,747	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(391)	32,579	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(339)	28,061	28,400	—	(364)	28,036
Maxwell Townhomes	12,928	—	(67)	12,861	13,069	—	(81)	12,988
Pinehurst	7,165	—	(93)	7,072	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,888	44	(43)	25,889	26,146	55	(54)	26,147
Pines of York	14,269	(143)	(27)	14,099	14,422	(173)	(33)	14,216
The Estates at Johns Creek	47,049	—	(113)	46,936	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(330)	25,785	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(303)	20,327	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,265	—	(124)	22,141	22,497	—	(152)	22,345
Sunset Ridge 1	18,545	88	(69)	18,564	18,788	121	(96)	18,813
Sunset Ridge 2	2,799	12	(9)	2,802	2,831	16	(13)	2,834
Calloway at Las Colinas	33,311	—	(146)	33,165	33,681	—	(177)	33,504
South Lamar Village	11,771	—	(4)	11,767	11,909	—	(29)	11,880
Heritage Pointe	25,084	—	(222)	24,862	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,671	—	(194)	66,477	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,910	1,212	(208)	26,914	26,121	1,359	(233)	27,247
The Westside Apartments	36,230	—	(317)	35,913	36,624	—	(341)	36,283
Tech Center Square	11,835	—	(116)	11,719	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,307	—	(164)	11,143	11,375	—	(183)	11,192
Providence in the Park	46,764	—	(389)	46,375	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,500	—	(506)	60,994	61,500	—	(559)	60,941
Meridian Pointe	39,500	—	(449)	39,051	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(289)	31,961	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(285)	26,815	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(268)	22,482	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(336)	32,586	32,922	—	(365)	32,557
	$789,377	$1,213	$(6,147)	$784,443	$847,525	$1,378	$(7,558)	$841,345

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of June 30, 2019:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.69%	(1)(5)	$79	$17
Cannery Lofts	11/1/2023	4.94%	(1)(3)	52	26
Trailpoint at the Woodlands	11/1/2023	4.81%	(1)(4)	94	47
Verona Apartment Homes	10/1/2026	4.76%	(1)(3)	125	40
Skyview Apartment Homes	10/1/2026	4.76%	(1)(3)	108	24
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	78
Pinehurst	11/1/2023	4.82%	(1)(3)	38	15
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	37
Pines of York	12/1/2021	4.46%	(2)(5)	80	25
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	79
Perimeter Circle	1/1/2026	3.90%	(1)(3)	89	45
Perimeter 5550	1/1/2026	3.90%	(1)(3)	70	33
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	70
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	89
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	115
South Lamar Village	8/1/2019	3.64%	(2)(5)	59	57
Heritage Pointe	4/1/2025	4.28%	(1)(4)	130	43
The Bryant at Yorba Linda	6/1/2020	4.15%	(1)(3)	310	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	61
The Westside Apartments	9/1/2026	4.52%	(1)(3)	194	69
Tech Center Square	6/1/2023	4.98%	(1)(5)	65	24
Retreat at Rocky Ridge	1/1/2024	4.86%	(1)(3)	58	23
Providence in the Park	2/1/2024	4.70%	(1)(3)	237	138
Green Trails Apartment Homes	6/1/2024	4.39%	(1)(3)	299	79
Meridian Pointe	8/1/2024	4.30%	(1)(3)	181	56
Terraces at Lake Mary	9/1/2024	4.31%	(1)(3)	144	46
Courtney Meadows Apartments	1/1/2025	4.24%	(1)(3)	107	51
Addison at Sandy Springs	5/1/2025	4.16%	(1)(3)	77	38
Bristol at Grapevine	5/1/2025	4.11%	(1)(3)	107	78

(1)Variable rate based on one-month LIBOR of 2.39800%  (as of June 30, 2019) plus a fixed margin.

(2)Fixed rate.

(3)Monthly interest-only payment currently required.

(4)Monthly fixed principal plus interest payment required.

(5)Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, South Lamar Village, Paladin (Pinehurst, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2019  and 2018, interest expense was reduced by $83,000 and $85,000, respectively, for the amortization of the premium or discount. For the six months ended June 30, 2019 and 2018, interest expense was reduced by $166,000 and $175,000, respectively, for the amortization of the premium or discount.

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

2020	$88,402
2021	77,290
2022	126,995
2023	20,980
2024	177,268
Thereafter	298,442
$789,377

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant.  The Company was in compliance with all covenants related to this loan as of June 30, 2019.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2019 and June 30, 2018, $415,000 and $443,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2019 and June 30, 2018, $1.4 million  and $863,000, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2019  and December 31, 2018 was $5.7 million and $5.2 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter (in thousands):

2020	$1,587
2021	1,215
2022	1,044
2023	947
2024	758
Thereafter	596
$6,147

NOTE 11 - LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease, a laundry equipment lease, and office equipment leases.  These operating leases have remaining terms ranging from less than one year to five years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of June 30, 2019, the payments due under the contractually-obligated portion of these leases totaled $489,000. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of June 30, 2019, the weighted average remaining lease term was 3.6 years and the weighted average discount rate was 4.25% for the Company’s operating leases. As of June 30, 2019, the Company included approximately $453,000 in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities. For the three months ended June 30, 2019, the Company’s lease expense was approximately $41,000  which is included in rental operating expenses in the consolidated statements of operations. For the six months ended June 30, 2019, the Company’s lease expense was approximately $82,000 which is included in rental operating expenses in the consolidated statements of operations.

(Back to Index)

(Back to Index)

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending June 30, and thereafter (in thousands):

2020	$153
2021	140
2022	96
2023	86
2024	14
Thereafter	—
$489

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the six months ended June 30, 2019 (in thousands):

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	212
Designated derivatives, fair value adjustments	(44)
Balance, June 30, 2019	$(306)

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

Beginning March 1, 2019, the Company now participates (with other properties directly or indirectly managed by RAI and C-III) only in the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results.

General liability loss policy. The Company also participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76 million in total claims, after a $25,000 deductible per incident.

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

(Back to Index)

(Back to Index)

Relationship with the Advisor

In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one -year term and renews for an unlimited number of successive one -year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company renewed the Advisory Agreement for another year on September 15, 2018. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

(Back to Index)

(Back to Index)

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	June 30, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$83	$123
Due to related parties:
Advisor:
Operating expense reimbursements	28	55
Manager:
Property management fees	447	520
Other operating expense reimbursements	75	344
	$550	$919

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$1,697	$—	$1,697
Asset management fees (2)	3,101	3,263	6,299	6,356
Disposition fees (3)	—	—	330	—
Debt financing fees (4)	—	278	—	278
Overhead allocation (4)	951	1,113	2,001	2,237
Internal audit (4)	27	26	54	48
Manager:
Property management fees (2)	$1,440	$1,559	$2,998	$3,035
Construction management fees (1)	173	242	278	436
Construction payroll reimbursements (1)	53	40	89	81
Acquisition-related reimbursements (1)	—	53	—	53
Operating expense reimbursements (5)	67	85	184	228
Debt servicing fees (2)	1	1	1	1
Other:
The Planning & Zoning Resource Company (1)	—	2	—	2

(1)Included in Rental Properties, net on the consolidated balance sheets.

(2)Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive (loss) income.

(4)Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(5)Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 14 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

Common Stock

As of June 30, 2019, the Company had an aggregate of 70,343,087 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	15,269,262	156,968
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	81,166,216	$791,782
Shares redeemed and retired	(10,823,129)
Total shares issued and outstanding as of June 30, 2019	70,343,087

(1)Includes 276,056 shares issued to the Advisor.

Convertible Stock

As of June 30, 2019 and December 31, 2018, the Company had 49,972 and 49,989 shares, respectively, of $0.01 par value convertible stock outstanding.  As of June 30, 2019, the Advisor and affiliated persons owned 49,063 shares and outside investors owned 909 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of June 30, 2019, no Triggering Event has occurred.

(Back to Index)

(Back to Index)

Redemption of Securities

During the six months ended June 30, 2019, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2019	—	$—
February 2019	—	$—
March 2019	788,871	$10.29
April 2019	—	$—
May 2019	—	$—
June 2019	515,192	$10.35
1,304,063

(1)All redemptions of equity securities by the Company during the six months ended June 30, 2019 were made pursuant to the Company's share redemption program.

All redemptions requests tendered were honored during the three and six months ended June 30, 2019.

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

Distributions

For the six months ended June 30, 2019, the Company paid aggregate distributions of $21.1 million, including $8.6 million of distributions paid in cash and $12.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
.	$0.30		$12,533	$8,565	$21,098

To address a ministerial error in connection with the issuance of securities pursuant to the Company’s distribution reinvestment plan during the period from June 8, 2017 through June 30, 2019 in the state of California, the Company is in the process of preparing a rescission offer to California stockholders who purchased shares pursuant to the plan during this period.   The Company will offer affected stockholders the right to rescind the sale of these shares (totaling approximately

(Back to Index)

(Back to Index)

711,000 common shares) at their original purchase price (ranging from $10.26 to $10.94 per share) plus statutory interest, less the amount of any income received by the stockholder on the shares.

The Company does not expect many offerees to accept the rescission offer or for the offer to have a significant impact on the financial statements.

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

	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Interest rate caps	$—	$13	$—	$13
	$—	$13	$—	$13
December 31, 2018
Assets:
Interest rate caps	$—	$28	$—	$28
	$—	$28	$—	$28

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$801	$942	$793	$948
Mortgage notes payable- outstanding borrowings	$(789,377)	$(778,710)	$(847,525)	$(840,914)

(Back to Index)

(Back to Index)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. During the three and six months ended June 30, 2019, the Company had losses of $41,000 and $213,000, respectively, due to amortization of premiums paid for interest rate caps. During the three and six months ended June 30, 2018, the Company had losses of $45,000 and $83,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $203,730 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2019 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	18	$498,077	November 1, 2019 to April 1, 2023

(Back to Index)

(Back to Index)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$13	Prepaid expenses and other assets	$28	—	$—	—	$—

NOTE 17 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2019 were in compliance with the charter-imposed limitation.

NOTE 18 - SUBSEQUENT EVENTS

On July 17, 2019, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: July 30, 2019, August 29, 2019, and September 27, 2019. Such distributions were paid or will be paid on July 31, 2019, August 30, 2019, and September 30, 2019, respectively.

On July 22, 2019, the Company refinanced the $11.8 million mortgage loan secured by South Lamar Village.

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

Results of Operations

As of June 30, 2019, we owned interests in a total of 29 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of June 30, 2019, we had sold our interests in 25 of those properties.

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

(Back to Index)

(Back to Index)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Revenues:
Rental income	$31,043	$32,469
Utility income	1,888	2,025
Other ancillary fees	510	532
Interest and dividend income	118	101
Total revenues	33,559	35,127
Expenses:
Rental operating - expenses	6,230	7,889
Rental operating - payroll	3,213	3,482
Rental operating - real estate taxes	4,354	4,360
Subtotal - Rental operating expenses	13,797	15,731
Management fees	4,542	4,823
General and administrative	2,289	2,693
Loss on disposal of assets	114	196
Depreciation and amortization expense	13,474	15,046
Total expenses	34,216	38,489
Income (loss) before other income (expense)	(657)	(3,362)
Other income (expense):
Interest expense	(9,184)	(9,060)
Insurance proceeds in excess of cost basis	34	193
Total other income (expense)	(9,150)	(8,867)
Net income (loss) attributable to common stockholders	$(9,807)	$(12,229)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$29,158	$1,885	$—	$31,043	$27,652	$4,817	$—	$32,469
Utility income	1,783	105	—	1,888	1,686	336	—	2,022
Other ancillary fees	470	40	—	510	430	105	—	535
Interest and dividend income	52	—	66	118	47	2	52	101
Total revenues	31,463	2,030	66	33,559	29,815	5,260	52	35,127
Expenses:
Rental operating - expenses	5,944	281	5	6,230	6,360	1,529	—	7,889
Rental operating - payroll	2,989	224	—	3,213	2,820	662	—	3,482
Rental operating- real estate taxes	3,997	357	—	4,354	3,773	587	—	4,360
Subtotal - Rental operating expenses	12,930	862	5	13,797	12,953	2,778	—	15,731
Management fees	1,352	89	3,101	4,542	1,332	228	3,263	4,823
General and administrative	759	56	1,474	2,289	853	197	1,643	2,693
Loss on disposal of assets	67	47	—	114	144	52	—	196
Depreciation and amortization expense	12,586	888	—	13,474	12,881	2,165	—	15,046
Total expenses	27,694	1,942	4,580	34,216	28,163	5,420	4,906	38,489
Income (loss) before other (expense) income	3,769	88	(4,514)	(657)	1,652	(160)	(4,854)	(3,362)
Other (expense) income:
Interest expense	(8,565)	(619)	—	(9,184)	(7,802)	(1,258)	—	(9,060)
Insurance proceeds in excess of cost basis	9	25	—	34	168	25	—	193
Total other (expense) income	(8,556)	(594)	—	(9,150)	(7,634)	(1,233)	—	(8,867)
Net (loss) income attributable to common stockholders	$(4,787)	$(506)	$(4,514)	$(9,807)	$(5,982)	$(1,393)	$(4,854)	$(12,229)

(Back to Index)

(Back to Index)

Revenues: The $1.5 million increase in rental income for the 27 properties we owned during both the three months ended June 30, 2019 and June 30, 2018 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$197	1.85%	$139
The Westside Apartments	178	3.74%	111
Heritage Pointe	136	3.00%	74
The Estates at Johns Creek	135	4.08%	50
Calloway at Las Colinas	93	1.89%	38
South Lamar Village	83	4.60%	77
Pointe Bonita Apartment Homes	75	(0.91%)	105
Providence in the Park	74	0.12%	49
Skyview Apartment Homes	72	0.65%	104
Green Trails Apartment Homes	70	0.78%	44
All other, net	393
	$1,506

Expenses: Our total rental operating expenses for the 27 properties we owned during both three month periods presented decreased by approximately $23,000 during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily driven by a $416,000 decrease in rental operating expenses (other than payroll and real estate taxes), offset by a $224,000 increase in real estate taxes and a $169,000 increase in payroll expense.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$305	$(698)	$(393)
Amortization of intangibles	(600)	(579)	(1,179)
	$(295)	$(1,277)	$(1,572)

The overall decrease in depreciation was due to the one property sale in March 2019. The overall decrease in amortization of intangibles was due to the amortization of in-place leases during the three months ended June 30, 2018 on the three properties purchased during the twelve months ended December 31, 2017, all of which were fully amortized during the twelve months ended December 31, 2018.

Interest expense increased by $124,000 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, which is due to an increase in financing proceeds obtained subsequent to June 30, 2018 as well as higher interest expense on variable rate debt, offset by the decrease in outstanding borrowings due to the sale of Williamsburg in March 2019.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018:

The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Revenues:
Rental income	$63,037	$62,563
Utility income	4,187	4,019
Other ancillary fees	1,095	1,019
Interest and dividend income	212	175
Total revenues	68,531	67,776
Expenses:
Rental operating - expenses	12,841	14,417
Rental operating - payroll	6,769	6,861
Rental operating - real estate taxes	8,738	8,215
Subtotal - Rental operating expenses	28,348	29,493
Acquisition costs	—	9
Management fees	9,298	9,392
General and administrative	5,061	5,536
Loss on disposal of assets	265	304
Depreciation and amortization expense	27,071	29,383
Total expenses	70,043	74,117
Loss before net gains on dispositions	(1,512)	(6,341)
Net gain on disposition of property	34,575	—
Income (loss) before other income (expense)	33,063	(6,341)
Other income (expense):
Interest expense	(20,259)	(17,183)
Insurance proceeds in excess of cost basis	570	346
Total other income (expense)	(19,689)	(16,837)
Net income (loss) attributable to common stockholders	$13,374	$(23,178)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$57,663	$5,374	$—	$63,037	$54,455	$8,108	$—	$62,563
Utility income	3,591	596	—	4,187	3,409	610	—	4,019
Other ancillary fees	956	139	—	1,095	834	185	—	1,019
Interest and dividend income	108	1	103	212	88	2	85	175
Total revenues	62,318	6,110	103	68,531	58,786	8,905	85	67,776
Expenses:
Rental operating - expenses	11,395	1,441	5	12,841	11,887	2,528	2	14,417
Rental operating - payroll	5,955	814	—	6,769	5,667	1,194	—	6,861
Rental operating- real estate taxes	7,984	754	—	8,738	7,334	881	—	8,215
Subtotal - Rental operating expenses	25,334	3,009	5	28,348	24,888	4,603	2	29,493
Acquisition costs	—	—	—	—	9	—	—	9
Management fees	2,740	258	6,300	9,298	2,630	405	6,357	9,392
General and administrative	1,590	220	3,251	5,061	1,631	341	3,564	5,536
Loss on disposal of assets	167	98	—	265	240	64	—	304
Depreciation and amortization expense	25,123	1,948	—	27,071	26,058	3,325	—	29,383
Total expenses	54,954	5,533	9,556	70,043	55,456	8,738	9,923	74,117
Loss before net gains on dispositions	7,364	577	(9,453)	(1,512)	3,330	167	(9,838)	(6,341)
Net gain on disposition of property	—	34,575	—	34,575	—	—	—	—
Income (loss) before other (expense) income	7,364	35,152	(9,453)	33,063	3,330	167	(9,838)	(6,341)
Other (expense) income:
Interest expense	(17,116)	(3,143)	—	(20,259)	(15,150)	(2,033)	—	(17,183)
Insurance proceeds in excess of cost basis	532	38	—	570	239	107	—	346
Total other (expense) income	(16,584)	(3,105)	—	(19,689)	(14,911)	(1,926)	—	(16,837)
Net (loss) income attributable to common stockholders	$(9,220)	$32,047	$(9,453)	$13,374	$(11,581)	$(1,759)	$(9,838)	$(23,178)

(Back to Index)

(Back to Index)

Revenues:  The $3.2 million increase in rental income for the 27 properties we owned during both the six months ended June 30, 2019 and 2018 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$473	3.55%	$139
Heritage Pointe	295	3.56%	79
The Estates at Johns Creek	256	3.83%	48
Green Trails Apartment Homes	248	2.88%	57
Point Bonita Apartment Homes	215	1.10%	111
Providence in the Park	184	1.27%	46
South Lamar Village	175	4.57%	87
Skyview Apartment Homes	167	3.22%	88
Calloway at Las Colinas	139	0.54%	40
Maxwell Townhomes	130	2.03%	50
All other, net	926
	$3,208

Expenses:  Our total rental operating expenses for the 27 properties we owned during both six month periods presented increased by approximately $446,000 during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the $492,000 decrease in rental operating expenses (other than payroll and real estate taxes), offset by a $650,000 increase in real estate taxes and a $288,000 increase in payroll expense.

Total management fees increased by $110,000 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to the increase in rental revenues on which the asset management fees are paid.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$746	$(799)	$(53)
Amortization of intangibles	(1,681)	(578)	(2,259)
	$(935)	$(1,377)	$(2,312)

The overall decrease in depreciation is due to the sale of properties. The overall decrease in amortization of intangibles was due to the amortization of in-place leases during the six months ended June 30, 2018 on the five properties purchased since May 2017.

Net gains on dispositions of properties included in income (loss) before other (expense) income increased by $34.6 million for the six months ended June 30, 2019, during which period there was one disposition, as compared to the six months ended June 30, 2018, which had no dispositions, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575

(Back to Index)

(Back to Index)

Interest expense increased by $3.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which is due to an increase in financing proceeds obtained subsequent to June 30, 2018 as well as higher interest expense on variable rate debt, offset by the decrease in outstanding borrowings due to the sales of Pheasant Run and Retreat at Shawnee, which were sold in the third and fourth quarters of 2018, respectively, and Williamsburg.  Additionally, approximately $1.1 million of the increase relates to loan-related costs triggered by the sale of Williamsburg in March 2019.

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

Capital Expenditures

We deployed a total of $8.2 million during the six months ended June 30, 2019 for capital expenditures. The properties in which we deployed the most capital during the six months ended June 30, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the six months ended June 30, 2019	Remaining capital budgeted
The Bryant at Yorba Linda	$1,460	$3,972
Bristol Grapevine	832	1,093
Courtney Meadows	657	2,651
Providence in the Park	528	1,594
Heritage Pointe	497	1,231
Addison at Sandy Springs	469	1,412
Terraces at Lake Mary	404	2,013
The Westside Apt Homes	386	203
Calloway at Las Colinas	381	1,009
The Estates At Johns Creek	291	165
All other properties	2,286	4,038
	$8,191	$19,381

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

(Back to Index)

(Back to Index)

Gross Offering Proceeds

As of June 30, 2019, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	15,269,262	156,968
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	81,166,216	$791,782
Shares redeemed and retired	(10,823,129)
Total shares issued and outstanding as of June 30, 2019	70,343,087

(1)Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	June 30, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,464	$—	$(86)	$14,378	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(122)	12,978	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,885	—	(138)	17,747	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(391)	32,579	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(339)	28,061	28,400	—	(364)	28,036
Maxwell Townhomes	12,928	—	(67)	12,861	13,069	—	(81)	12,988
Pinehurst	7,165	—	(93)	7,072	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,888	44	(43)	25,889	26,146	55	(54)	26,147
Pines of York	14,269	(143)	(27)	14,099	14,422	(173)	(33)	14,216
The Estates at Johns Creek	47,049	—	(113)	46,936	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(330)	25,785	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(303)	20,327	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,265	—	(124)	22,141	22,497	—	(152)	22,345
Sunset Ridge 1	18,545	88	(69)	18,564	18,788	121	(96)	18,813
Sunset Ridge 2	2,799	12	(9)	2,802	2,831	16	(13)	2,834
Calloway at Las Colinas	33,311	—	(146)	33,165	33,681	—	(177)	33,504
South Lamar Village	11,771	—	(4)	11,767	11,909	—	(29)	11,880
Heritage Pointe	25,084	—	(222)	24,862	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,671	—	(194)	66,477	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,910	1,212	(208)	26,914	26,121	1,359	(233)	27,247
The Westside Apartments	36,230	—	(317)	35,913	36,624	—	(341)	36,283
Tech Center Square	11,835	—	(116)	11,719	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,307	—	(164)	11,143	11,375	—	(183)	11,192
Providence in the Park	46,764	—	(389)	46,375	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,500	—	(506)	60,994	61,500	—	(559)	60,941
Meridian Pointe	39,500	—	(449)	39,051	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(289)	31,961	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(285)	26,815	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(268)	22,482	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(336)	32,586	32,922	—	(365)	32,557
	$789,377	$1,213	$(6,147)	$784,443	$847,525	$1,378	$(7,558)	$841,345

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.

As of June 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.36%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (63% as of June 30, 2019). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2019 did not exceed the charter-imposed limitation.

Distributions

For the six months ended June 30, 2019, we paid aggregate distributions of $21.1 million, including $8.6 million of distributions paid in cash and $12.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
.	$0.30		$12,533	$8,565	$21,098

Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2019  (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,258	$6,298	$10,556	$(3,413)	$10,556	$0.15	$0 / 0%	$0 / 0%	$10,556 / 100%
Second Quarter	4,307	6,235	10,542	6,060	10,542	$0.15	$6,060 / 57%	$0 / 0%	$4,482 / 43%
	$8,565	$12,533	$21,098	$2,647	$21,098

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
2019	0.30	12,533	8,565	21,098
	$3.74	$156,968	$84,354	$241,322

Our net income attributable to common stockholders' for the six months ended June 30, 2019 was $13.4 million and net cash provided by operating activities was $2.6 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2019 were $241.3 million and $135.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

(Back to Index)

(Back to Index)

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•

Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under current GAAP, acquisition costs related to business combinations are expensed but are capitalized for asset acquisitions.  Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed.  On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update 2017-01; we anticipate that most property acquisitions will be treated as asset acquisitions, therefore, the related costs will be capitalized.  Acquisition costs will continue to be funded from both the proceeds of debt financing and the proceeds of property dispositions, not from cash flows from operations.  We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those costs paid to our Advisor or third parties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders – GAAP	$(9,807)	$(12,229)	$13,374	$(23,178)
Net gain on disposition of property	—	—	(34,575)	—
Depreciation expense	13,471	13,863	27,065	27,117
FFO attributable to common stockholders	3,664	1,634	5,864	3,939
Adjustments for straight-line rents	78	(78)	128	(157)
Amortization of intangible lease assets	3	1,183	6	2,266
Realized loss on change in fair value of interest rate cap related to extinguishments	—	—	109	—
Debt premium amortization	(83)	(85)	(166)	(175)
Acquisition costs	—	—	—	9
MFFO attributable to common stockholders	3,662	2,654	5,941	5,882
Net gain on disposition of property	—	—	34,575	—
AFFO attributable to common stockholders	$3,662	$2,654	$40,516	$5,882
Basic and diluted net (loss) income per common share - GAAP	$(0.14)	$(0.17)	$0.19	$(0.32)
FFO per share	$0.05	$0.02	$0.08	$0.06
MFFO per share	$0.05	$0.04	$0.08	$0.08
AFFO per share	$0.05	$0.04	$0.57	$0.08
Weighted average shares outstanding (1)	70,387	71,006	70,463	71,221

(1)

None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either June 30, 2019 or June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On July 17, 2019, our Board of Directors declared a $0.05 per share cash distribution to common stockholders of record at the close of business on each of the following record dates: July 30, 2019, August 29, 2019, and September 27, 2019. Such distributions were paid or will be paid on July 31, 2019, August 30, 2019, and September 30, 2019, respectively.

On July 22, 2019, we refinanced the $11.8 million mortgage loan secured by South Lamar Village.

(Back to Index)

(Back to Index)

We have evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 18 interest rate caps that were designated as cash flow hedges during the years 2013 through 2023. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of June 30, 2019 and December 31, 2018, we had $574.6 million and $630.5 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2019 and the year ended December 31, 2018, our interest expense would have increased by approximately $3.0 million and $5.9 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2019 and December 31, 2018, we had $214.7 million and $217.0 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $214.3 million and $211.9 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $4.1 million and $4.9 million, respectively.

ITEM 4.CONTROLS AND PROCEDURES

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended June 30, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended June 30, 2019, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2019	—	$—	—	(3)
May 2019	—	$—	—	(3)
June 2019	515,192	$10.35	1,304,063	(3)
	515,192

(1)

All redemptions of equity securities in the three months ended June 30, 2019 were made pursuant to our share redemption program. All redemption requests tendered were honored during the three months ended June 30, 2019.

(2)The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011 and March 28, 2018.

(3)We currently limit the dollar value and number of shares that may be redeemed under the program as described below.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

(a)There have been no defaults with respect to any of our indebtedness.

(b)Not applicable.

(Back to Index)

(Back to Index)

ITEM 6.EXHIBITS

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 9, 2019	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 9, 2019	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)