Form 10-Q
period 2019-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2019-11-08
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, there were 69,640,924 shares of common stock of Resource Real Estate Opportunity REIT, Inc., $0.01 par value per share, outstanding.

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

(Back to Index)

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments:
Rental properties, net	$956,116	$1,017,943
Loan held for investment, net	804	793
Identified intangible assets, net	17	26
Total investments	956,937	1,018,762
Cash	41,781	63,763
Restricted cash	12,320	14,858
Subtotal- cash and restricted cash	54,101	78,621
Due from related parties	4	123
Tenant receivables, net	184	192
Deposits	219	229
Prepaid expenses and other assets	3,429	2,894
Goodwill	477	477
Operating lease right-of-use assets	417	—
Total assets	$1,015,768	$1,101,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$791,329	$841,345
Accounts payable	1,090	951
Accrued expenses and other liabilities	9,670	7,776
Accrued real estate taxes	10,693	10,191
Due to related parties	671	919
Tenant prepayments	952	1,160
Security deposits	2,507	2,650
Operating lease liabilities	417	—
Total liabilities	$817,329	$864,992
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 69,442,436 and 70,427,946 shares issued and outstanding, respectively)	694	704
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,935 and 49,989 shares issued and outstanding)	1	1
Additional paid-in capital	616,240	626,436
Accumulated other comprehensive loss	(266)	(474)
Accumulated deficit	(418,230)	(390,361)
Total stockholders’ equity	198,439	236,306
Total liabilities and stockholders' equity	$1,015,768	$1,101,298

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$33,447	$36,237	$101,766	$103,839
Interest and dividend income	93	65	305	240
Total revenues	33,540	36,302	102,071	104,079
Expenses:
Rental operating - expenses	6,225	8,141	19,066	22,559
Rental operating - payroll	3,177	3,662	9,946	10,523
Rental operating - real estate taxes	4,321	4,286	13,059	12,501
Subtotal - Rental operating expenses	13,723	16,089	42,071	45,583
Acquisition costs	—	—	—	9
Management fees	4,633	4,920	13,931	14,312
General and administrative	2,346	2,625	7,407	8,161
Loss on disposal of assets	68	286	333	590
Depreciation and amortization expense	13,412	14,851	40,483	44,234
Total expenses	34,182	38,771	104,225	112,889
Loss before net gains on dispositions	(642)	(2,469)	(2,154)	(8,810)
Net gain on disposition of property	—	6,195	34,575	6,195
(Loss) Income before other income (expense)	(642)	3,726	32,421	(2,615)
Other income (expense):
Interest expense	(8,999)	(9,526)	(29,258)	(26,709)
Insurance proceeds in excess of cost basis	—	169	570	515
Total other (expense) income	(8,999)	(9,357)	(28,688)	(26,194)
Net (loss) income	$(9,641)	$(5,631)	$3,733	$(28,809)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	56	62	268	144
Designated derivatives, fair value adjustments	(16)	(9)	(60)	(23)
Total other comprehensive (loss) income	40	53	208	121
Comprehensive (loss) income	$(9,601)	$(5,578)	$3,941	$(28,688)

Weighted average common shares outstanding	70,226	70,790	70,382	71,064
Basic and diluted loss (income) per common share:
Net (loss) income per common share	$(0.14)	$(0.09)	$0.05	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	70,428	$704	50	$1	$626,436	$(474)	$(390,361)	$236,306
Common stock issued through the distribution reinvestment plan	613	6	—	—	6,292	—	—	6,298
Distributions declared	—	—	—	—	—	—	(10,556)	(10,556)
Common stock redemptions	(789)	(8)	—	—	(8,094)	—	—	(8,102)
Other comprehensive income	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	23,181	23,181
Balance at March 31, 2019	70,252	702	50	1	624,634	(330)	(377,736)	247,271
Common stock issued through the distribution reinvestment plan	606	6	—	—	6,229	—	—	6,235
Distributions declared	—	—	—	—	—	—	(10,542)	(10,542)
Common stock redemptions	(515)	(5)	—	—	(5,316)	—	—	(5,321)
Other comprehensive income	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(9,807)	(9,807)
Balance at June 30, 2019	70,343	703	50	1	625,547	(306)	(398,085)	227,860
Common stock issued through the distribution reinvestment plan	568	6	—	—	5,843	—	—	5,849
Distributions declared	—	—	—	—	—	—	(10,504)	(10,504)
Common stock redemptions	(1,469)	(15)	—	—	(15,150)	—	—	(15,165)
Other comprehensive income	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(9,641)	(9,641)
Balance at September 30, 2019	69,442	$694	50	$1	$616,240	$(266)	$(418,230)	$198,439

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2018	71,299	$713	50	$1	$635,748	$(562)	$(317,308)	$318,592
Common stock issued through the distribution reinvestment plan	405	4	—	—	4,427	—	—	4,431
Distributions declared	—	—	—	—	—	—	(10,680)	(10,680)
Common stock redemptions	(1,006)	(10)	—	—	(10,998)	—	—	(11,008)
Other comprehensive income	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	(10,949)	(10,949)
Balance at March 31, 2018	70,698	707	50	1	629,177	(380)	(338,937)	290,568
Common stock issued through the distribution reinvestment plan	836	8	—	—	8,682	—	—	8,690
Distributions declared	—	—	—	—	—	—	(10,624)	(10,624)
Common stock redemptions	(843)	(8)	—	—	(8,643)	—	—	(8,651)
Other comprehensive income	—	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	—	—	(12,229)	(12,229)
Balance at June 30, 2018	70,691	707	50	1	629,216	(494)	(361,790)	267,640
Common stock issued through the distribution reinvestment plan	628	7	—	—	6,432	—	—	6,439
Distributions declared	—	—	—	—	—	—	(10,597)	(10,597)
Common stock redemptions	(755)	(8)	—	—	(7,794)	—	—	(7,802)
Other comprehensive income	—	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	—	(5,631)	(5,631)
Balance at September 30, 2018	70,564	$706	50	$1	$627,854	$(441)	$(378,018)	$250,102

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,733	$(28,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	333	590
Casualty (gains) losses	(684)	(788)
Net gain on disposition of property	(34,575)	(6,195)
Loss on extinguishment of debt	5	—
Depreciation and amortization	40,483	44,234
Amortization of deferred financing costs	1,823	1,319
Amortization of debt premium (discount)	(249)	(260)
Realized loss on change in fair value of interest rate cap	268	144
Accretion of discount and direct loan fees and costs	(29)	(24)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	8	56
Deposits	10	(2)
Prepaid expenses and other assets	(597)	(1,353)
Due to/from related parties, net	(129)	226
Accounts payable and accrued expenses	4,642	73
Tenant prepayments	(197)	4
Security deposits	78	113
Net cash provided by operating activities	14,923	9,328
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	12,897	9,635
Property acquisitions	—	(25,218)
Insurance proceeds received for casualty losses	684	1,783
Capital expenditures	(13,496)	(16,651)
Principal payments received on loans held for investment	18	16
Net cash provided by (used in) investing activities	103	(30,435)
Cash flows from financing activities:
Redemptions of common stock	(28,588)	(27,461)
Payment of deferred financing costs	(41)	(329)
Borrowings on mortgages	8,937	—
Principal repayments on mortgages	(6,593)	(5,149)
Purchase of interest rate caps	(41)	—
Distributions paid on common stock	(13,220)	(12,341)
Net cash used in financing activities	(39,546)	(45,280)
Net decrease in cash and restricted cash	(24,520)	(66,387)
Cash and restricted cash at beginning of period	78,621	131,061
Cash and restricted cash at end of period	$54,101	$64,674
Reconciliation to consolidated balance sheets
Cash	$41,781	$50,314
Restricted cash	12,320	14,360
Cash and restricted cash at end of period	$54,101	$64,674

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2018 and 2017, the Company issued approximately 5.0 million additional shares for $53.0 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2019, the Company issued approximately 1.8 million additional shares for $18.4 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.

The Company has acquired real estate and real estate-related debt. The Company has a particular focus on owning and operating multifamily assets; it has targeted this asset class consistent with its investment objectives.  The Company’s portfolio predominantly consists of multifamily rental properties to which the Company has added or will add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

The Company is organized and conducts its operations in a manner intended to allow it to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company also operates its business in a manner intended to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2018. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ending December 31, 2019.

(Back to Index)

(Back to Index)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Williamsburg Holdings, LLC (Williamsburg) (a)	Williamsburg	N/A	Cincinnati, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News,VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place") (b)	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP 500, LLC ("Pinehurst") (b)	Pinehurst	146	Kansas City, MO
PRIP Pines, LLC ("Pines of York") (b)	Pines of York	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs,GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,633

N/A - Not Applicable

(a)Underlying investment sold on March 8, 2019.

(b)Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which was amended by ASU No. 2018-09 "Codification Improvements" in July 2018.  ASU No. 2016-02, as amended, is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, primarily consisting of a parking lot lease, laundry equipment lease, and office equipment leases, the Company recognized an initial right-of-use (ROU) asset and a lease liability equal to the present value of the minimum lease payments of approximately $526,000 at January 1, 2019.  The Company determines if an arrangement is a lease at inception.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods.  No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.  For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.”  ASU No. 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20.  Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842 Leases.  ASU No. 2018-19 will be effective for the Company beginning January 1, 2020 and early adoption is permitted.  The Company is continuing to evaluate this guidance; however, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2019 and December 31, 2018, the Company had no rental properties included in assets held for sale.

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

(Back to Index)

(Back to Index)

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of a property to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset.  There were no impairment losses recorded on long-lived assets during the three and nine months ended September 30, 2019 and 2018.

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and nine months ended September 30, 2019.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $72.5 million and $130,500 for the 12 month periods ending September 30, 2020 and 2021, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $473,000, $372,000, $295,000, $96,000, and $41,000 for the 12 month periods ending September 30, 2020 through September 30, 2024, respectively, and $173,000 thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements, other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined, based upon the lease being determined to be the predominant component.  The Company also has revenue sharing arrangements of cable income from contracts with cable providers at the Company’s properties.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2019 and December 31, 2018, is deferred revenue related to contracts with cable providers in the amounts of $628,000 and $564,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the nine months ended September 30, 2019, approximately $58,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis.  Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30.  For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts

(Back to Index)

(Back to Index)

under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  As of September 30, 2019 and December 31, 2018, there were allowances for uncollectible receivables of approximately $18,700 and $19,000, respectively.

Leases

For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company, as a lessor of multifamily apartment units, has nonlease components associated with these leases (i.e. CAM, utilities, etc.). The Company combines nonlease component revenue streams and accounts for them as a combined component with leasing revenue.

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

Income Taxes

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 2010. To maintain its REIT qualification under the Code, the Company is generally required to distribute at least 90% of its taxable net income (excluding net capital gains) to its stockholders as well as comply with other requirements, including certain asset, income and stock ownership tests.  As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.  If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it is subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it fails its REIT qualification.  Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from GAAP net income because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of September 30, 2019 and December 31, 2018, the Company did not treat any of its subsidiaries as a TRS.

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

The Company is subject to examination by the U.S. Internal Revenue Service and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2015 and prior.

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution

(Back to Index)

(Back to Index)

that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the shares of convertible stock (see Note 14) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2019 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation.  The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Non-cash operating, financing, and investing activities:
Stock issued from the distribution reinvestment plan	$18,382	$19,560
Deferred financing costs funded directly by mortgage notes	315	57
Repayments on borrowings through refinancing	11,747	—
Accruals for construction in progress	3,125	937
Lease liabilities arising from obtaining right-of-use assets	526	—
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	53,936	6,250
Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire rental property	—	55,672
Cash paid during the period for:
Interest	$27,701	$25,055

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2019	December 31, 2018
Real estate taxes	$9,006	$10,426
Insurance	1,072	1,669
Capital improvements	2,242	2,763
Total	$12,320	$14,858

In addition, the Company had unrestricted cash designated for capital expenditures of $16.7 million and $22.2 million as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2019	December 31, 2018
Land	$197,607	$200,848
Building and improvements	926,917	965,629
Furniture, fixtures and equipment	42,738	44,918
Construction in progress	4,450	1,325
	1,171,712	1,212,720
Less: accumulated depreciation	(215,596)	(194,777)
	$956,116	$1,017,943

(Back to Index)

(Back to Index)

Depreciation expense for the three and nine months ended September 30, 2019 was $13.4 million and $40.5 million, respectively, and for the three and nine months ended September 30, 2018 was $14.0 million and $41.1 million, respectively.

NOTE 6 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both September 30, 2019 and December 31, 2018, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Unpaid principal balance	$894	$912
Unamortized discount and acquisition costs	(90)	(119)
Net book value	$804	$793
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of September 30, 2019, it was not impaired.  There were no allowances for credit losses as of both September 30, 2019 and December 31, 2018. There were no charge-offs for both the nine months ended September 30, 2019 and 2018.

NOTE 7 – ACQUISITIONS

As of September 30, 2019, the Company owned interests in 29 properties. During the nine months ended September 30, 2019, the Company did not acquire any new properties. During the year ended December 31, 2018, the Company purchased two properties. On April 17, 2018, the Company, through its wholly-owned subsidiary, purchased Addison at Sandy Springs Apartments, a 236-unit multifamily apartment complex in Sandy Springs, Georgia, for $34.0 million from an unrelated third party. On April 25, 2018, the Company, through its wholly-owned subsidiary, purchased Bristol at Grapevine, a 376-unit multifamily apartment complex in Grapevine, Texas, for $44.7 million from an unrelated third party.

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

(Back to Index)

(Back to Index)

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company disposed of one property during the nine months ended September 30, 2019. The following table presents details of the Company's disposition activity during the three and nine months ended September 30, 2019 and 2018 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$—	$34,575

2018 Dispositions:				Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195	$6,195

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Revenues Attributable to Property Sold		Net Income Attributable to Property Sold
Multifamily Community	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
2019 Dispositions:
Williamsburg	$—	$2,151	$(4)	$(1,431)

2018 Dispositions:	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pheasant Run	$342	$1,169	$35	$22

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $17,000 and $26,000 as of September 30, 2019 and December 31, 2018, respectively, net of accumulated amortization of $27.4 million and $29.3 million, respectively.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months for both September 30, 2019 and December 31, 2018.  Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2019 was approximately $3,000 and $9,400 respectively. Amortization of the apartment unit rental and antennae leases for the three and nine months ended September 30, 2018 was approximately $840,100 and $3.1 million, respectively.

The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending September 30, and thereafter (in thousands):

2020	$11
2021	5
2022	1
2023	—
2024	—
Thereafter	—
$17

As of both September 30, 2019 and December 31, 2018, the Company had $477,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,393	$—	$(77)	$14,316	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(115)	12,985	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,804	—	(129)	17,675	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(376)	32,594	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(327)	28,073	28,400	—	(364)	28,036
Maxwell Townhomes	12,857	—	(60)	12,797	13,069	—	(81)	12,988
Pinehurst	7,137	—	(88)	7,049	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,760	39	(38)	25,761	26,146	55	(54)	26,147
Pines of York	14,193	(128)	(25)	14,040	14,422	(173)	(33)	14,216
The Estates at Johns Creek	46,782	—	(84)	46,698	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(317)	25,798	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(291)	20,339	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,151	—	(110)	22,041	22,497	—	(152)	22,345
Sunset Ridge 1	18,425	71	(56)	18,440	18,788	121	(96)	18,813
Sunset Ridge 2	2,784	10	(7)	2,787	2,831	16	(13)	2,834
Calloway at Las Colinas	33,127	—	(131)	32,996	33,681	—	(177)	33,504
South Lamar Village	21,000	—	(310)	20,690	11,909	—	(29)	11,880
Heritage Pointe	24,946	—	(211)	24,735	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,456	—	(140)	66,316	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,805	1,137	(195)	26,747	26,121	1,359	(233)	27,247
The Westside Apartments	36,034	—	(305)	35,729	36,624	—	(341)	36,283
Tech Center Square	11,785	—	(109)	11,676	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,267	—	(155)	11,112	11,375	—	(183)	11,192
Providence in the Park	46,592	—	(367)	46,225	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,264	—	(478)	60,786	61,500	—	(559)	60,941
Meridian Pointe	39,449	—	(425)	39,024	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(274)	31,976	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(271)	26,829	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(256)	22,494	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(321)	32,601	32,922	—	(365)	32,557
	$796,248	$1,129	$(6,048)	$791,329	$847,525	$1,378	$(7,558)	$841,345

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of September 30, 2019:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.31%	(1)(5)	$80	$32
Cannery Lofts	11/1/2023	4.56%	(1)(3)	54	23
Trailpoint at the Woodlands	11/1/2023	4.43%	(1)(4)	96	46
Verona Apartment Homes	10/1/2026	4.38%	(1)(3)	128	43
Skyview Apartment Homes	10/1/2026	4.38%	(1)(3)	110	31
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	80
Pinehurst	11/1/2023	4.44%	(1)(3)	38	15
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	51
Pines of York	12/1/2021	4.46%	(2)(5)	80	29
The Estates at Johns Creek	7/1/2020	3.38%	(2)(5)	221	109
Perimeter Circle	1/1/2026	3.52%	(1)(3)	82	46
Perimeter 5550	1/1/2026	3.52%	(1)(3)	65	34
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026	3.32%	(1)(3)	61	—
Heritage Pointe	4/1/2025	3.90%	(1)(4)	132	56
The Bryant at Yorba Linda	6/1/2020	3.77%	(1)(3)	289	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026	4.14%	(1)(3)	197	82
Tech Center Square	6/1/2023	4.60%	(1)(5)	66	25
Retreat at Rocky Ridge	1/1/2024	4.48%	(1)(3)	59	24
Providence in the Park	2/1/2024	4.32%	(1)(3)	240	149
Green Trails Apartment Homes	6/1/2024	4.01%	(1)(3)	303	81
Meridian Pointe	8/1/2024	3.92%	(1)(3)	193	81
Terraces at Lake Mary	9/1/2024	3.93%	(1)(3)	158	63
Courtney Meadows Apartments	1/1/2025	3.86%	(1)(3)	119	71
Addison at Sandy Springs	5/1/2025	3.78%	(1)(3)	87	42
Bristol at Grapevine	5/1/2025	3.73%	(1)(3)	110	104

(1)Variable rate based on one-month LIBOR of 2.01563% (as of September 30, 2019) plus a fixed margin.

(2)Fixed rate.

(3)Monthly interest-only payment currently required.

(4)Monthly fixed principal plus interest payment required.

(5)Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Pinehurst, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2019 and 2018, interest expense was reduced by $84,000 and $85,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2019 and 2018, interest expense was reduced by $249,000 and $260,000, respectively, for the amortization of the premium or discount.

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

2020	$122,570
2021	56,400
2022	102,204
2023	21,331
2024	241,902
Thereafter	251,841
$796,248

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes a net worth and liquidity covenant.  The Company was in compliance with all covenants related to this loan as of September 30, 2019.

The Company refinanced the loan on South Lamar during the nine months ended September 30, 2019. As a result, approximately $5,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the nine months ended September 30, 2019.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2019 and September 30, 2018, $414,000 and $456,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2019 and September 30, 2018, $1.8 million and $1.3 million, respectively, of amortization of deferred financing costs was included in interest expense. Accumulated amortization as of September 30, 2019 and December 31, 2018 was $5.9 million and $5.2 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter (in thousands):

2020	$1,544
2021	1,238
2022	1,037
2023	980
2024	695
Thereafter	554
$6,048

NOTE 11 - LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease, a laundry equipment lease, and office equipment leases.  These operating leases have remaining terms ranging from less than one year to four years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of September 30, 2019, the payments due under the contractually-obligated portion of these leases totaled $448,000. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of September 30, 2019, the weighted average remaining lease term was 3.4 years and the weighted average discount rate was 4.28% for the Company’s operating leases. As of September 30, 2019, the Company included approximately $417,000 in its

(Back to Index)

(Back to Index)

consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.  The Company’s lease expense for the three and nine months ended September 30, 2019 was approximately $41,000 and $122,000, respectively, which is included in rental operating expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending September 30, and thereafter (in thousands):

2020	$148
2021	131
2022	92
2023	77
2024	—
Thereafter	—
$448

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the nine months ended September 30, 2019 (in thousands):

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	268
Designated derivatives, fair value adjustments	(60)
Balance, September 30, 2019	$(266)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI and C-III

Property loss pool.  Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy. Substantially all of the receivables from related parties at December 31, 2018 represented insurance deposits held in escrow by RAI and C-III related to the self-insurance pool, which were returned to the Company during the nine months ended September 30, 2019. The pool covered losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits were covered by the catastrophic insurance policy, which covered claims up to $250 million, after either a $25,000 or a $100,000 deductible per incident, depending on the location and/or type of loss.

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

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $269,911 during the year ended December 31, 2019 in connection with this insurance program for an annual policy through September 2020.

(Back to Index)

(Back to Index)

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Advisor

In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011 and March 2015.  The Advisory Agreement has a one year term and renews for an unlimited number of successive one year terms upon the approval of the conflicts committee of the Company's board of directors.  The Company amended and renewed the Advisory Agreement for another year on September 11, 2019. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

Property management fees. The Manager earns 4.5% of the gross receipts from the Company's properties, provided that for properties that are less than 75% occupied, the manager receives a minimum fee for the first 12 months of ownership for performing certain property management and leasing activities.  The Manager subcontracts certain services to an unaffiliated third-party and pays for those services from its property management fee.

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

(Back to Index)

(Back to Index)

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	September 30, 2019	December 31, 2018
Due from related parties:
RAI and affiliates	$4	$123
Due to related parties:
Advisor:
Operating expense reimbursements	45	55
Manager:
Property management fees	498	520
Other operating expense reimbursements	128	344
	$671	$919

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$—	$—	$1,697
Asset management fees (2)	3,101	3,307	9,400	9,663
Disposition fees (3)	—	73	330	73
Debt financing fees (4)	41	—	41	278
Overhead allocation (4)	878	1,153	2,879	3,390
Internal audit (4)	27	27	81	75
Manager:
Property management fees (2)	$1,532	$1,612	$4,530	$4,647
Construction management fees (1)	83	197	361	633
Construction payroll reimbursements (1)	2	65	91	146
Acquisition-related reimbursements (1)	—	—	—	53
Operating expense reimbursements (5)	—	114	184	342
Debt servicing fees (2)	—	1	1	2
Other:
The Planning & Zoning Resource Company (1)	1	—	1	2

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

NOTE 14 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2019 and December 31, 2018, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

Common Stock

As of September 30, 2019, the Company had an aggregate of 69,442,436 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	15,837,612	162,816
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	81,734,566	$797,630
Shares redeemed and retired	(12,292,130)
Total shares issued and outstanding as of September 30, 2019	69,442,436

(1)Includes 276,056 shares issued to the Advisor.

Convertible Stock

As of September 30, 2019 and December 31, 2018, the Company had 49,935 and 49,989 shares, respectively, of $0.01 par value convertible stock outstanding. As of September 30, 2019, the Advisor and affiliated persons owned 49,063 shares and outside investors owned 909 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of September 30, 2019, no Triggering Event has occurred.

(Back to Index)

(Back to Index)

Redemption of Securities

During the nine months ended September 30, 2019, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2019	—	$—
February 2019	—	$—
March 2019	788,871	$10.29
April 2019	—	$—
May 2019	—	$—
June 2019	515,192	$10.35
July 2019	—	$—
August 2019	—	$—
September 2019	1,469,001	$10.32
2,773,064

(1)With the exception of 4,444 shares redeemed outside of the Company’s share redemption program, all redemptions of equity securities by the Company during the nine months ended September 30, 2019 were made pursuant to the Company's share redemption program.

As of September 30, 2019, the Company has no outstanding and unfulfilled redemption requests.

Pursuant to the terms of the share redemption program, the Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12 -month period immediately prior to the effective date of redemption. The Company's board of directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.

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

(Back to Index)

(Back to Index)

Distributions

For the nine months ended September 30, 2019, the Company paid aggregate distributions of $31.6 million, including $13.2 million of distributions paid in cash and $18.4 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
July 30, 2019	0.05	July 31, 2019	1,740	1,777	3,517
August 29, 2019	0.05	August 30, 2019	2,066	1,459	3,525
September 27, 2019	0.05	September 30, 2019	2,043	1,419	3,462
.	$0.45		$18,382	$13,220	$31,602

To address a ministerial error in connection with the issuance of securities pursuant to the Company’s distribution reinvestment plan during the period from June 8, 2017 through June 28, 2019 in the state of California, the Company has filed and submitted a rescission offer to California stockholders who purchased shares pursuant to the plan during this period.   The Company has offered affected stockholders the right to rescind the sale of these shares (totaling approximately 711,000 common shares) at their original purchase price (ranging from $10.26 to $10.94 per share) plus statutory interest, less the amount of any income received by the stockholder on the shares.

The Company does not expect payments to offerees who accept the offer to have a significant impact on the financial statements.

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

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Interest rate caps	$—	$9	$—	$9
	$—	$9	$—	$9
December 31, 2018
Assets:
Interest rate caps	$—	$28	$—	$28
	$—	$28	$—	$28

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$804	$929	$793	$948
Mortgage notes payable- outstanding borrowings	$(796,248)	$(787,201)	$(847,525)	$(840,914)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2019, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.

(Back to Index)

(Back to Index)

During the three and nine months ended September 30, 2019, the Company recorded expenses of $56,000 and $268,000, respectively, due to amortization of premiums paid for interest rate caps. During the three and nine months ended September 30, 2018, the Company had losses of $62,000 and $144,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $177,058 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2019 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	19	$519,077	November 1, 2019 to April 1, 2023

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$9	Prepaid expenses and other assets	$28	—	$—	—	$—

NOTE 17 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended September 30, 2019 were in compliance with the charter-imposed limitation.

NOTE 18 - SUBSEQUENT EVENTS

On October 15, 2019, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following record dates: October 30, 2019, November 26, 2019, and December 30, 2019. Such distributions were paid or will be paid on October 31, 2019, November 27, 2019, and December 31, 2019, respectively.

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

Our charter requires that, by December 2019, our board consider listing our common stock or liquidating.  Our board has begun the process of considering various liquidity options, including, but not limited to, listing our common stock or liquidating.  Pursuant to our charter requirement, the board, including all of the independent directors, unanimously determined in September 2019 to continue to evaluate various possible alternatives with the objective of making a recommendation by the end of the first half of 2020.

Results of Operations

As of September 30, 2019, we owned interests in a total of 29 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of September 30, 2019, we had sold our interests in 25 of those properties.

Our management is not aware of any material trends or uncertainties, favorable, or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily residential housing industry and real estate generally, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of such assets.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Revenues:
Rental income	$33,447	$36,237
Interest and dividend income	93	65
Total revenues	33,540	36,302
Expenses:
Rental operating - expenses	6,225	8,141
Rental operating - payroll	3,177	3,662
Rental operating - real estate taxes	4,321	4,286
Subtotal - Rental operating expenses	13,723	16,089
Management fees	4,633	4,920
General and administrative	2,346	2,625
Loss on disposal of assets	68	286
Depreciation and amortization expense	13,412	14,851
Total expenses	34,182	38,771
Loss before net gains on dispositions	(642)	(2,469)
Net gain on disposition of property	—	6,195
Income (loss) before other income (expense)	(642)	3,726
Other income (expense):
Interest expense	(8,999)	(9,526)
Insurance proceeds in excess of cost basis	—	169
Total other income (expense)	(8,999)	(9,357)
Net loss attributable to common stockholders	$(9,641)	$(5,631)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 29 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$31,044	$58	$—	$31,102	$30,089	$3,425	$—	$33,514
Utility income	1,834	—	—	1,834	1,801	258	—	2,059
Other ancillary fees	511	—	—	511	549	115	—	664
Interest and dividend income	49	—	44	93	45	1	19	65
Total revenues	33,438	58	44	33,540	32,484	3,799	19	36,302
Expenses:
Rental operating - expenses	6,172	53	—	6,225	6,978	1,163	—	8,141
Rental operating - payroll	3,176	1	—	3,177	3,112	550	—	3,662
Rental operating- real estate taxes	4,321	—	—	4,321	3,983	303	—	4,286
Subtotal - Rental operating expenses	13,669	54	—	13,723	14,073	2,016	—	16,089
Management fees	1,526	5	3,102	4,633	1,446	167	3,307	4,920
General and administrative	957	8	1,381	2,346	907	175	1,543	2,625
Loss on disposal of assets	68	—	—	68	255	31	—	286
Depreciation and amortization expense	13,412	—	—	13,412	14,046	805	—	14,851
Total expenses	29,632	67	4,483	34,182	30,727	3,194	4,850	38,771
Income (loss) before net gains on dispositions	3,806	(9)	(4,439)	(642)	1,757	605	(4,831)	(2,469)
Net gain on disposition of property	—	—	—	—	—	6,195	—	6,195
Income (loss) before other (expense) income	3,806	(9)	(4,439)	(642)	1,757	6,800	(4,831)	3,726
Other (expense) income:
Interest expense	(8,999)	—	—	(8,999)	(8,649)	(877)	—	(9,526)
Insurance proceeds in excess of cost basis	—	—	—	—	48	121	—	169
Total other (expense) income	(8,999)	—	—	(8,999)	(8,601)	(756)	—	(9,357)
Net (loss) income attributable to common stockholders	$(5,193)	$(9)	$(4,439)	$(9,641)	$(6,844)	$6,044	$(4,831)	$(5,631)

(Back to Index)

(Back to Index)

Revenues: The $1.0 million increase in rental income for the 29 properties we owned during both the three months ended September 30, 2019 and September 30, 2018 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Bristol Grapevine	$141	4.16%	$89
Heritage Pointe	123	-1.60%	116
Pointe Bonita Apartment Homes	95	-1.26%	135
Maxwell Townhomes	87	2.66%	67
Green Trails Apartment Homes	75	0.45%	53
The Bryant at Yorba Linda	63	-1.67%	94
South Lamar Village	55	2.67%	54
Providence in the Park	49	-0.11%	35
Meridian Pointe	46	1.06%	32
The Estates at Johns Creek	46	-0.76%	52
All other, net	175
	$955

Expenses: Our total rental operating expenses for the 29 properties we owned during both three month periods presented decreased by approximately $404,000 during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily driven by a $806,000 decrease in rental operating expenses including turnover costs and insurance, offset by a $338,000 increase in real estate taxes and a $64,000 increase in payroll expense.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$203	$(805)	$(602)
Amortization of intangibles	(837)	—	(837)
	$(634)	$(805)	$(1,439)

The overall decrease in depreciation was due to the sales of Williamsburg and Retreat at Shawnee. The overall decrease in amortization of intangibles was due to the amortization of in-place leases during the three months ended September 30, 2018 on the three properties purchased during the twelve months ended December 31, 2017, all of which were fully amortized during the twelve months ended December 31, 2018.

Interest expense decreased by $527,000 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, which is driven by the decrease in outstanding borrowings due to the sale of Williamsburg in March 2019 and Retreat at Shawnee in October 2018, offset by higher interest expense on variable rate debt.

(Back to Index)

(Back to Index)

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018:

The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Revenues:
Rental income	$101,766	$103,839
Interest and dividend income	305	240
Total revenues	102,071	104,079
Expenses:
Rental operating - expenses	19,066	22,559
Rental operating - payroll	9,946	10,523
Rental operating - real estate taxes	13,059	12,501
Subtotal - Rental operating expenses	42,071	45,583
Acquisition costs	—	9
Management fees	13,931	14,312
General and administrative	7,407	8,161
Loss on disposal of assets	333	590
Depreciation and amortization expense	40,483	44,234
Total expenses	104,225	112,889
Loss before net gains on dispositions	(2,154)	(8,810)
Net gain on disposition of property	34,575	6,195
Income (loss) before other income (expense)	32,421	(2,615)
Other income (expense):
Interest expense	(29,258)	(26,709)
Insurance proceeds in excess of cost basis	570	515
Total other income (expense)	(28,688)	(26,194)
Net income (loss) attributable to common stockholders	$3,733	$(28,809)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 27 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$86,784	$7,355	$—	$94,139	$82,797	$13,280	$—	$96,077
Utility income	5,330	692	—	6,022	5,133	945	—	6,078
Other ancillary fees	1,427	178	—	1,605	1,347	337	—	1,684
Interest and dividend income	155	2	148	305	132	3	105	240
Total revenues	93,696	8,227	148	102,071	89,409	14,565	105	104,079
Expenses:
Rental operating - expenses	17,201	1,852	13	19,066	18,428	4,128	3	22,559
Rental operating - payroll	8,900	1,046	—	9,946	8,609	1,914	—	10,523
Rental operating- real estate taxes	11,866	1,193	—	13,059	11,068	1,433	—	12,501
Subtotal - Rental operating expenses	37,967	4,091	13	42,071	38,105	7,475	3	45,583
Acquisition costs	—	—	—	—	9	—	—	9
Management fees	4,172	357	9,402	13,931	3,993	655	9,664	14,312
General and administrative	2,539	289	4,579	7,407	2,487	588	5,086	8,161
Loss on disposal of assets	224	109	—	333	412	178	—	590
Depreciation and amortization expense	37,622	2,861	—	40,483	38,561	5,673	—	44,234
Total expenses	82,524	7,707	13,994	104,225	83,567	14,569	14,753	112,889
Loss before net gains on dispositions	11,172	520	(13,846)	(2,154)	5,842	(4)	(14,648)	(8,810)
Net gain on disposition of property	—	34,575	—	34,575	—	6,195	—	6,195
Income (loss) before other (expense) income	11,172	35,095	(13,846)	32,421	5,842	6,191	(14,648)	(2,615)
Other (expense) income:
Interest expense	(25,522)	(3,736)	—	(29,258)	(23,229)	(3,480)	—	(26,709)
Insurance proceeds in excess of cost basis	532	38	—	570	288	227	—	515
Total other (expense) income	(24,990)	(3,698)	—	(28,688)	(22,941)	(3,253)	—	(26,194)
Net (loss) income attributable to common stockholders	$(13,818)	$31,397	$(13,846)	$3,733	$(17,099)	$2,938	$(14,648)	$(28,809)

(Back to Index)

(Back to Index)

Revenues:  The $4.0 million increase in rental income for the 27 properties we owned during both the nine months ended September 30, 2019 and 2018 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$536	1.81%	$123
Heritage Pointe	419	1.84%	91
Green Trails Apartments	323	2.07%	56
Village of Bonita Glen	310	0.31%	119
Addison Place	302	2.30%	49
Providence in the Park	232	0.81%	42
South Lamar Village	230	3.94%	76
Maxwell Townhomes	217	2.24%	56
Skyview Apartment Homes	188	1.13%	83
Calloway at Las Colinas	172	(0.14%)	40
All other, net	1,058
	$3,987

Expenses:  Our total rental operating expenses for the 27 properties we owned during both nine month periods presented decreased by approximately $138,000 during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the $1.2 million decrease in rental operating expenses including insurance costs, offset by a $798,000 increase in real estate taxes and a $291,000 increase in payroll expense.

The decrease in rental operating expenses of $1.2 million is largely due to a $600,000 decrease in casualty losses, a $383,000 decrease in insurance expense related to the discontinuation of the loss fund pool, and a $295,000 decrease in expenses related to major repairs.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$819	$(1,473)	$(654)
Amortization of intangibles	(1,758)	(1,339)	(3,097)
	$(939)	$(2,812)	$(3,751)

The overall decrease in depreciation is due to the sale of properties. The overall decrease in amortization of intangibles was due to the amortization of in-place leases during the nine months ended September 30, 2018 on the five properties purchased since May 2017, all of which were fully amortized at December 31, 2018.

Net gains on dispositions of properties included in income (loss) before other (expense) income increased by $28.4 million for the nine months ended September 30, 2019, during which period there was one disposition, as compared to the nine months ended September 30, 2018, which also had one disposition, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195

(Back to Index)

(Back to Index)

Interest expense increased by $2.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, which is due to an increase in financing proceeds obtained subsequent to June 30, 2018 as well as higher interest expense on variable rate debt, offset by the decrease in outstanding borrowings due to the sales of Pheasant Run and Retreat at Shawnee, which were sold in the third and fourth quarters of 2018. The decrease in interest expense from the sale of Williamsburg in March 2019 is offset by approximately $1.1 million in loan-related costs triggered by the sale of the property.

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

Capital Expenditures

We deployed a total of $13.5 million during the nine months ended September 30, 2019 for capital expenditures. The properties in which we deployed the most capital during the nine months ended September 30, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the nine months ended September 30, 2019	Remaining capital budgeted
The Bryant at Yorba Linda	$1,511	$3,892
Bristol Grapevine	1,006	883
Courtney Meadows	684	2,632
Addison at Sandy Springs	675	1,381
Heritage Pointe	629	1,069
Providence in the Park	600	1,601
Calloway at Las Colinas	570	1,019
Point Bonita	450	437
Terraces at Lake Mary	435	2,012
Trailpoint at The Woodlands	427	106
All other properties	6,509	3,884
	$13,496	$18,916

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

(Back to Index)

(Back to Index)

Gross Offering Proceeds

As of September 30, 2019, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	15,837,612	162,816
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	81,734,566	$797,630
Shares redeemed and retired	(12,292,130)
Total shares issued and outstanding as of September 30, 2019	69,442,436

(1)Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	September 30, 2019				December 31, 2018
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,393	$—	$(77)	$14,316	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(115)	12,985	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,804	—	(129)	17,675	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(376)	32,594	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(327)	28,073	28,400	—	(364)	28,036
Maxwell Townhomes	12,857	—	(60)	12,797	13,069	—	(81)	12,988
Pinehurst	7,137	—	(88)	7,049	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,760	39	(38)	25,761	26,146	55	(54)	26,147
Pines of York	14,193	(128)	(25)	14,040	14,422	(173)	(33)	14,216
The Estates at Johns Creek	46,782	—	(84)	46,698	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(317)	25,798	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(291)	20,339	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,151	—	(110)	22,041	22,497	—	(152)	22,345
Sunset Ridge 1	18,425	71	(56)	18,440	18,788	121	(96)	18,813
Sunset Ridge 2	2,784	10	(7)	2,787	2,831	16	(13)	2,834
Calloway at Las Colinas	33,127	—	(131)	32,996	33,681	—	(177)	33,504
South Lamar Village	21,000	—	(310)	20,690	11,909	—	(29)	11,880
Heritage Pointe	24,946	—	(211)	24,735	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,456	—	(140)	66,316	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,805	1,137	(195)	26,747	26,121	1,359	(233)	27,247
The Westside Apartments	36,034	—	(305)	35,729	36,624	—	(341)	36,283
Tech Center Square	11,785	—	(109)	11,676	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,267	—	(155)	11,112	11,375	—	(183)	11,192
Providence in the Park	46,592	—	(367)	46,225	47,000	—	(434)	46,566
Green Trails Apartment Homes	61,264	—	(478)	60,786	61,500	—	(559)	60,941
Meridian Pointe	39,449	—	(425)	39,024	39,500	—	(495)	39,005
Terraces at Lake Mary	32,250	—	(274)	31,976	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(271)	26,829	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(256)	22,494	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(321)	32,601	32,922	—	(365)	32,557
	$796,248	$1,129	$(6,048)	$791,329	$847,525	$1,378	$(7,558)	$841,345

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.

As of September 30, 2019, the weighted average interest rate of all our outstanding indebtedness was 4.07%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (63% as of September 30, 2019). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

(Back to Index)

(Back to Index)

Central banks and regulators in a number of major jurisdictions (including both the U.S. and the U.K.) have convened working  groups to find, and implement the transition to, suitable replacements for Interbank Offered Rates (IBORs), including LIBOR. The Financial Conduct Authority of the U.K., which regulates LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021.

We have exposure to IBORs through floating rate mortgage debt with maturity dates beyond 2021 for which the interest rates are tied to LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Any changes in benchmark interest rates could increase our cost of capital, which could impact our results of operations, cash flows, and the market value of our real estate investments.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2019 did not exceed the charter-imposed limitation.

Distributions

For the nine months ended September 30, 2019, we paid aggregate distributions of $31.6 million, including $13.2 million of distributions paid in cash and $18.4 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
July 30, 2019	0.05	July 31, 2019	1,740	1,777	3,517
August 29, 2019	0.05	August 30, 2019	2,066	1,459	3,525
September 27, 2019	0.05	September 30, 2019	2,043	1,419	3,462
.	$0.45		$18,382	$13,220	$31,602

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2019  (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,258	$6,298	$10,556	$(3,413)	$10,556	$0.15	$0 / 0%	$0 / 0%	$10,556 / 100%
Second Quarter	4,307	6,235	10,542	6,060	10,542	$0.15	$6,060 / 57%	$0 / 0%	$4,482 / 43%
Third Quarter	4,655	5,849	10,504	12,276	10,504	$0.15	$10,504 / 100%	$0 / 0%	$0 / 0%
	$13,220	$18,382	$31,602	$14,923	$31,602

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
2019	0.45	18,382	13,220	31,602
	$3.89	$162,817	$89,009	$251,826

Our net income attributable to common stockholders' for the nine months ended September 30, 2019 was $3.7 million and net cash provided by operating activities was $14.9 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2019 were $251.8 million and $145.3 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of properties and joint venture interests and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or proceeds from dispositions of properties and joint venture interests, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders – GAAP	$(9,641)	$(5,631)	$3,733	$(28,809)
Net gain on disposition of property	—	(6,195)	(34,575)	(6,195)
Depreciation expense	13,409	14,011	40,473	41,128
FFO attributable to common stockholders	3,768	2,185	9,631	6,124
Adjustments for straight-line rents	—	82	128	(49)
Amortization of intangible lease assets	3	840	9	3,106
Realized loss on change in fair value of interest rate cap related to extinguishments	—	—	109	—
Debt premium amortization	(84)	(85)	(249)	(260)
Acquisition costs	—	—	—	9
MFFO attributable to common stockholders	3,687	3,022	9,628	8,930
Net gain on disposition of property	—	6,195	34,575	6,195
AFFO attributable to common stockholders	$3,687	$9,217	$44,203	$15,125
Basic and diluted net (loss) income per common share - GAAP	$(0.14)	$(0.09)	$0.05	$(0.41)
FFO per share	$0.05	$0.03	$0.14	$0.09
MFFO per share	$0.05	$0.04	$0.14	$0.13
AFFO per share	$0.05	$0.13	$0.63	$0.21
Weighted average shares outstanding (1)	70,226	70,790	70,382	71,064

(1)

None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either September 30, 2019 or September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On October 15, 2019, our Board of Directors declared a $0.05 per share cash distribution to common stockholders of record at the close of business on each of the following record dates: October 30, 2019, November 26, 2019, and December 30, 2019. Such distributions were paid or will be paid on October 31, 2019, November 27, 2019, and December 31, 2019, respectively.

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

As of September 30, 2019 and December 31, 2018, we had $594.4 million and $630.5 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2019 and the year ended December 31, 2018, our interest expense would have increased by approximately $4.5 million and $5.9 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2019 and December 31, 2018, we had $201.9 million and $217.0 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2019 and December 31, 2018, our fixed rate outstanding borrowings had an estimated aggregate fair value of $201.6 million and $211.9 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2019 and December 31, 2018, the fair value of these fixed rate outstanding borrowings would have decreased by $3.7 million and $4.9 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended September 30, 2019 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended September 30, 2019, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2019	—	$—	—	(3)
August 2019	—	$—	—	(3)
September 2019	1,469,001	$10.32	2,773,064	(3)
	1,469,001

(1)

With the exception of 4,444 shares redeemed outside of our share redemption program, all redemptions of equity securities in the three months ended September 30, 2019 were made pursuant to our share redemption program. As of September 30, 2019, we have no outstanding and unfulfilled redemption requests.

(2)The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011 and March 28, 2018.

(3)We currently limit the dollar value and number of shares that may be redeemed under our share redemption program as described below.

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

4.3	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)
10.1	Fourth Amended and Restated Advisory Agreement between Resource Real Estate Opportunity REIT, Inc. and Resource Real Estate Opportunity Advisor, LLC dated September 11, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed March 29, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 8, 2019	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)