Form 10-K
period 2019-12-31
Resource Real Estate Opportunity REIT, Inc.
filed 2020-03-20
CIK 1466225

(Back to Index)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

There is no established market for the Registrant's shares of common stock. There were approximately 70,041,219 shares of common stock held by non-affiliates at June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, for an aggregate market value of $758,546,402, assuming an estimated value per share of $10.83, which was the Registrant’s estimated value per share as determined by its Board of Directors on March 20, 2019.  For a full description of the methodologies used to calculate the Registrant’s estimated value per share as of December 31, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 13, 2020, there were 69,862,273 outstanding shares of common stock of Resource Real Estate Opportunity REIT, Inc., $.01 per value per share outstanding.

Registrant incorporates by reference portions of the Resource Real Estate Opportunity REIT, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III).

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

General

Resource Real Estate Opportunity REIT, Inc. is a Maryland corporation that was formed on June 3, 2009.  As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc. and as required by context Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and its subsidiaries. We elected to be taxed as a real estate investment trust, or REIT, and to operate as a REIT beginning with our taxable year ended December 31, 2010.  Our objectives are to preserve stockholder capital, realize growth in the value of our investments, increase cash distributions through increased cash flow from operations or asset sales, and enable stockholders to realize a return on their investments.

As of December 31, 2019, we owned 28 multifamily properties, as described further in “Item 2. Properties” below, and one performing loan.

We are externally managed by Resource Real Estate Opportunity Advisor, LLC, which we refer to as our Advisor, an indirect wholly owned subsidiary of Resource America, Inc. ("RAI"). RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC, our property manager.  C-III also controls all of the shares of common stock held by our Advisor. To provide its services, the Advisor draws upon RAI, C-III, their management teams and their collective investment experience.

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

We closed the primary portion of our initial public offering on December 13, 2013, having raised aggregate gross proceeds of $633.1 million through the issuance of 63,647,084 shares of our common stock, including 276,056 shares purchased by our Advisor and 1,161,623 shares sold pursuant to our distribution reinvestment plan.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer shares pursuant to our distribution reinvestment plan at a purchase price equal to 95% of our current estimated value per share.  During the years ended December 31, 2019, 2018, and 2017, we issued, in total, an additional 7.4 million shares through our distribution reinvestment plan for gross proceeds of $77.5 million.

Our Business Strategy

Our business strategy has a focus on multifamily assets.  Our targeted portfolio consists of commercial real estate assets, principally (i) multifamily rental properties purchased as non-performing or distressed loans or as real estate owned by financial institutions and (ii) multifamily rental properties to which we have added value with a capital infusion (referred to as “value add properties”).  However, we are not limited in the types of real estate and real estate-related assets in which we may invest or whether we may invest in equity or debt secured by real estate and, accordingly, we may invest in other real estate assets or debt secured by real estate assets.  We do not expect to make any significant additional real estate investments and we continually monitor the portfolio of optimized, renovated properties seeking sales opportunities that will maximize our return. We generally expect to distribute gains from such sales to our stockholders in the form of distributions.

Our charter requires that, by December 2019, our Board of Directors consider listing our common stock or liquidating.  Our Board has begun the process of considering various liquidity options for our stockholders, including, but not limited to, listing our common stock or liquidating.  Pursuant to our charter requirement, the Board of Directors, including all of the independent directors, unanimously determined in September 2019 to continue to evaluate various possible alternatives with the objective of making a recommendation by the end of the second quarter of 2020.

(Back to Index)

(Back to Index)

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

Our Advisor and our Property Manager

Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board of Directors.  Our Advisor has invested approximately $2.5 million in us and as of December 31, 2019, it owned 276,056 shares of our common stock and 30,274 shares of our convertible stock.  Under certain circumstances, the convertible shares may be converted into shares of our common stock.  As of December 31, 2019, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates.  Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2019.  The outstanding shares vest ratably over three years, and 18,789 of these shares have vested as of December 31, 2019.

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

Greystar Management Services, L.P., an unrelated third party, is a property management company that our Manager has subcontracted with to manage most of the real estate assets that we own.  The staff of Greystar, acting through our Manager, assist in providing property management as well as construction management services to us.

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

(Back to Index)

(Back to Index)

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

There is no current established public market for our shares and we currently have no plans to list our shares on a national securities exchange. In addition, although our Board of Directors has begun the process of considering various liquidity options for our stockholders, we are not obligated to enter into any transaction and there is no guarantee that our Board of Directors will determine to pursue any liquidity option in the near term or that any liquidity option pursued will be completed successfully.  Our charter limits your ability to transfer or sell your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our Board of Directors, which may inhibit large investors from desiring to purchase your shares.  Moreover, our share redemption program has been suspended except for redemptions sought in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility and further includes numerous restrictions that limit your ability to sell your shares to us.  In addition, our Board of Directors may amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you would likely have to sell them at a substantial discount to our estimated value per share. It is also likely that your shares would not be accepted as the primary collateral for a loan. We can provide no assurances as to the timing of a potential liquidity event, and you should expect to hold our shares as a long-term investment because of the illiquid nature of the shares.

Because of the concentration of a significant portion of our assets in three geographic areas, any adverse economic, real estate or business conditions in these areas could affect our operating results and our ability to make distributions to our stockholders.

As of December 31, 2019, our real estate investments in Texas, California and Georgia represented approximately 31%, 17% and 15% of the net book value of our rental properties, respectively.  As a result, the geographic concentration of our portfolio makes it particularly susceptible to adverse economic developments in the Texas, California and Georgia real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect our operating results and our ability to make distributions to stockholders.

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

(Back to Index)

(Back to Index)

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

We believe that our future success depends, in large part, upon our Advisor's and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals.  Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals.  If our Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.

If we make distributions from sources other than our cash flow from operations, your overall return may be reduced.

We declare distributions when our Board of Directors determines we have sufficient cash flow.  We generally expect to fund distributions from interest and rental income on investments, the maturity, payoff or settlement of investments and from strategic sales of loans, properties and other assets.  However, we may set distribution rates at levels we believe we will be able to cover with anticipated future cash flows from operating activities.  In order to make these cash distributions, we may be required to use alternative funding sources.

Our organizational documents permit us to make distributions from any source. If we fund distributions from sources other than cash flow from operations, your overall return may be reduced.  Further, to the extent distributions exceed our cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.  There is no limit on the amount that we can use to fund distributions from sources other than from cash flows from operations.

During the year ended December 31, 2019, we paid aggregate distributions of $42.0 million including $17.5 million of distributions paid in cash and $24.5 million of distributions reinvested in our shares through our distribution reinvestment plan.  Our net loss attributable to common stockholders for the year ended December 31, 2019 was $1.7 million and net cash provided by operating activities was $14.1 million. During 2019, distributions were funded as follows: 39.4% from operating activities, 60.6% from the proceeds of property dispositions and none from debt financing.  To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, the overall return to our stockholders may be reduced.

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

We may change our policies and our operations without stockholder consent.

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

On March 19, 2020, our Board of Directors approved an estimated value per share of our common stock of $11.10 based on the estimated market value of the Company’s portfolio of investments as of December 31, 2019. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock.

We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).

With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2019. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based the range in estimated value per share upon its estimates of the “as is” market values of our interests in 28 multifamily properties and one debt investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2019.

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

(Back to Index)

(Back to Index)

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

Further, the estimated value per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments.  For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.

We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems or the IT systems of our vendors. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including the IT systems of our vendors, such as Greystar, our third party manager), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our, or our vendors’, IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, could adversely impact our operations and the value of our investments.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and has resulted in restrictions on travel and quarantines imposed.  These restrictions have had a negative impact on the economy and business activity globally and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, our property managers may be limited in their ability to properly maintain our properties.  The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others.  Our business and financial results could be materially and adversely impacted.

(Back to Index)

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

Our Advisor will face conflicts of interest relating to the disposition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce your overall investment return.

We rely on our sponsor and other key real estate professionals at our Advisor to sell our assets.  The executive officers and several of the other key real estate professionals at our Advisor are also the key real estate professionals at the advisors to other sponsored programs and joint ventures.  As such, sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs.  These other sponsored programs and joint ventures may possess properties in similar locations and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our Advisor directs potential purchasers to properties owned by another sponsored program when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could limit our ability to pay distributions and reduce the overall investment return of our stockholders.

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

(Back to Index)

(Back to Index)

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

We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to our Advisor should our investors receive an agreed upon return on their investment is structured in the form of convertible stock. Our Advisor has exchanged 4,500 shares of our common stock for 45,000 shares of our convertible stock. As of December 31, 2019, our Advisor and affiliated persons owned 49,063 shares of our convertible stock, outside investors owned a total of 872 shares of our convertible stock.  A total of 50,000 shares of convertible stock were authorized, and 49,935 shares were outstanding at December 31, 2019.

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

Our Board of Directors has suspended the share redemption program, except for redemptions submitted in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility and may further amend, suspend or terminate our share redemption program upon 30 days’ notice and without stockholder approval. Our Board of Directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (ii) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations. Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter.  If the Board of Directors determines to fully resume the share redemption program, priority for redemptions will be given to redemptions upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility; next, to stockholders who demonstrate, in the discretion of our Board of Directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other redemption requests. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our Board of Directors may waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility or for other exigent circumstances and that if a stockholder is redeeming all of his or her shares the Board of Directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Our Board of Directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

We will compete with third parties in managing and selling properties and other investments, which could reduce our profitability and the return on your investment.

We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do.  We will compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. government and other entities, to manage and sell real estate and real estate-related assets.  Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable investments may increase.

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

(Back to Index)

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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

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

The success of our ability to upgrade any multifamily rental properties that we acquire and realize capital gains and current income for you on these investments materially depends upon the status of the economy where the multifamily rental property is located.  Our revenues will be lower if the rental market cannot bear the higher rental rate that accompanies the upgraded multifamily rental property due to job losses or other economic hardships.  Should the local market be unable to substantiate a higher rental rate for a multifamily rental property that we upgraded, we may not realize the premium rental we had assumed by a given upgrade and we may realize reduced rental income or a reduced gain or even loss upon the sale of the property.  These events could cause us to reduce the cash available for distributions.

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

(Back to Index)

(Back to Index)

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

Our investment in our performing loan is secured by a first priority mortgage on a multifamily rental apartment communities.  Upon the occurrence of a default on the loan, we could acquire ownership of the property.  We will not know whether the value of the property securing our loan will remain at the level existing on the date of origination of the loan.  If the value of the underlying property drops, our risk will increase because of the lower value of the security associated with the loan.  In this manner, real estate values could impact the values of our loan investment.  Therefore, our real estate-related debt investment is subject to the risks typically associated with real estate, which are described above under the heading “-Risks Related to Investments in Real Estate.”

Our loan investment will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.

Our performing loan is a fixed rate, long term loan and if interest rates rise, the loan could yield a return that is lower than then‑current market rates.  If interest rates decrease, we will be adversely affected to the extent that the loan is prepaid because we may not be able to reinvest the proceeds at as high of an interest rate.  For this reason, our returns on our performing loan and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If there are defaults under our mortgage loan investment, we may not be able to repossess and sell the underlying properties quickly.  The resulting time delay could reduce the value of our investment in the defaulted mortgage loan.  An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims.  In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

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

We depend on debtors for our revenue from real estate-related debt assets, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related debt investment materially depends on the financial stability of the debtor underlying the investment.  The inability of the debtor to meet its payment obligations could result in reduced revenue or losses.  In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors.  These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.

Prepayments can adversely affect the yields on our debt investments.

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

If there is a shortfall between the cash flow from a mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions.  In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

(Back to Index)

(Back to Index)

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

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We have utilized and expect to continue to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency (the “FHFA”). Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. In 2019, the FHFA for the first time released formal objectives calling for the return of Fannie Mae and Freddie Mac to the private sector. It was also announced during the year that Fannie Mae and Freddie Mac will be permitted to retain a combined $45 billion worth of earnings (Fannie Mae will be allowed to retain $25 billion and Freddie Mac $20 billion). This is a modification of the so-called “net worth sweep” provision that has required Fannie Mae and Freddie Mac to deliver nearly all of their profits to the Treasury; the result being that each organization will have the opportunity to build its net worth.  A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our operations. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) hinder our ability to refinance our existing loans; (ii) require us to obtain other sources of debt capital with potentially different terms; and (iii) make it more difficult for potential buyers of our properties to obtain financing.

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

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

(Back to Index)

(Back to Index)

As of December 31, 2019, we had total outstanding debt of approximately $804.9 million, including approximately $650.6 million of debt subject to variable interest rates, and we expect that we may incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.

We may be adversely affected by changes to the LIBOR settling process and potential phasing out of LIBOR after 2021.

As of December 31, 2019, we had approximately $650.6 million of debt and 21 interest rate caps with an aggregate notional value of $576.7 million that were indexed to the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements and derivatives to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations and derivatives.

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

(Back to Index)

(Back to Index)

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

If you hold our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.

If you establish an IRA or other retirement plan through which you hold your investment in in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Our share redemption program limits the amount of redemptions that can be made in a given year. Additionally, you will not be eligible to have your shares redeemed until you have held your shares for at least one year. As a result, you may not be able to have your shares redeemed at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to have your shares redeemed, such redemption may be at a price less than the price at which the shares were initially purchased, depending on how long you have held your shares. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

(Back to Index)

(Back to Index)

ITEM 2.	PROPERTIES

Real Estate Investments

As of December 31, 2019, we owned interests in 28 multifamily properties. The following is a summary of our real estate properties:

Multifamily Community Name		City and State	Number of Units	Date of Acquisition (1)	Purchase Price (2)	Year of Construction	Average Unit Size (Sq. Ft.)	Physical Occupancy Rate (3)	Effective Monthly Revenue per Unit (4)
Vista Apartment Homes	(5)(6)	Philadelphia, PA	133	6/17/2011	$12,000	1961	876	93.5%	$1,634
Cannery Lofts	(7)(8)	Dayton, OH	156	5/13/2011	7,100	1838	1,030	100.0%	1,415
Retreat at Rocky Ridge		Hoover, AL	206	4/18/2013	8,500	1986	869	92.7%	995
Trailpoint at the Woodlands		Houston, TX	271	6/24/2013	27,200	1981	859	91.5%	1,122
The Westside Apartments		Plano, TX	412	7/25/2013	32,200	1984	862	94.9%	1,219
Tech Center Square		Newport News, VA	208	9/9/2013	18,250	1985	803	96.2%	1,038
Verona Apartment Homes		Littleton, CO	276	9/30/2013	30,600	1985	744	92.4%	1,487
Skyview Apartment Homes		Westminster, CO	224	9/30/2013	24,250	1985	748	94.2%	1,390
Maxwell Townhomes		San Antonio, TX	316	12/16/2013	22,500	1982	1,015	91.8%	1,239
Meridian Pointe		Burnsville, MN	339	12/20/2013	33,149	1988	982	91.4%	1,496
Evergreen at Coursey Place	(9)	Baton Rouge, LA	352	1/28/2014	15,499	2003	999	93.2%	1,083
Pines of York	(10)	Yorktown, VA	248	1/28/2014	8,087	1974	987	97.2%	1,095
The Estates at Johns Creek		Alpharetta, GA	403	3/28/2014	70,500	1999	1,457	92.3%	1,932
Perimeter Circle		Atlanta, GA	194	5/19/2014	29,500	1995	961	93.8%	1,574
Perimeter 5550		Atlanta, GA	165	5/19/2014	22,250	1995	906	91.5%	1,461
Aston at Cinco Ranch		Katy, TX	228	6/26/2014	32,300	2000	1,015	92.1%	1,428
Sunset Ridge		San Antonio, TX	324	9/4/2014	35,000	1949	861	92.3%	1,250
Calloway at Las Colinas		Irving, TX	536	9/29/2014	48,500	1984	850	93.7%	1,248
South Lamar Village		Austin, TX	208	2/26/2015	24,000	1981	729	93.8%	1,509
Heritage Pointe		Gilbert, AZ	458	3/19/2015	36,000	1986	697	92.1%	1,127
The Bryant at Yorba Linda		Yorba Linda, CA	400	6/1/2015	118,000	1986	995	93.0%	2,158
Point Bonita Apartment Homes		Chula Vista, CA	294	6/16/2015	49,050	1979	716	96.6%	1,849
Providence in the Park		Arlington, TX	524	12/22/2016	63,200	1997	893	93.7%	1,328
Green Trails Apartment Homes		Lisle, IL	440	5/31/2017	78,000	1988	828	93.0%	1,523
Terraces at Lake Mary		Lake Mary, FL	284	8/31/2017	44,100	1998	988	91.9%	1,449
Courtney Meadows Apartments		Jacksonville, FL	276	12/20/2017	41,400	2001	1,047	92.4%	1,359
Addison at Sandy Springs		Sandy Springs, GA	236	4/17/2018	34,000	1986	1,030	92.4%	1,250
Bristol Grapevine		Grapevine, TX	376	4/25/2018	44,700	1978	764	92.6%	1,136
			8,487

(1)	The date of acquisition reflects the date we acquired the property, the note or the initial joint venture interest, where applicable.
(2)	Purchase price (in thousands) excludes closing costs and acquisition expenses. For properties acquired through foreclosure, the purchase price reflects the contract purchase price of the note.
(3)	Physical occupancy rate is defined as the units occupied as of December 31, 2019 divided by the total number of residential units.
(4)

Effective monthly rental revenue per unit has been calculated based on the leases in effect as of December 31, 2019, adjusted for any tenant concessions, such as free rent. Effective monthly rental revenue per unit includes base rents for occupied units, including affordable housing payments and subsidies. It also includes other charges for storage, parking, pets, cleaning, clubhouse or other miscellaneous amounts.

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

(7)	In addition to its apartment units, Cannery Lofts contains 12 commercial spaces, all of which are occupied, and one parking garage with parking spaces available to rent.
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

(Back to Index)

(Back to Index)

The following chart shows the geographic breakdown of our multifamily rental properties as of December 31, 2019 (based on net book value):

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

Stockholder Information

As of March 13, 2020, we had 69,862,273 shares of common stock outstanding held by a total of 14,132 stockholders.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

Estimated Value Per Share

On March 19, 2020, our Board of Directors approved an estimated value per share of our common stock of $11.10 based on the estimated market value of our portfolio of investments as of December 31, 2019. As of the date of this filing, we are not aware of a material change in the value of our investments that would impact the overall estimated value per share; however, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and our resulting estimated value per share of our common stock.  We are providing this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority (“FINRA”) Rule 2231. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (“IPA”) (formerly the Investment Program Association) in April 2013 (the “IPA Valuation Guidelines”).

Our Conflicts Committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”) to provide a calculation of the range in estimated value per share of our common stock as of December 31, 2019. Duff & Phelps held discussions with senior management of our Advisor and conducted appraisals, investigations, research, review and analysis as it deemed necessary.  Duff & Phelps based this range in estimated value per share upon its estimates of the “as is” market values of our interests in 28 multifamily properties and one debt investment. Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K before calculating a range of estimated values based on the number of outstanding shares of our common stock as of December 31, 2019. The valuation report that Duff & Phelps prepared (the “Valuation Report”) summarized the key inputs and assumptions involved in the appraisal of each of our investments. Duff & Phelps’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our investments are described further below.

Upon the conflicts committee’s receipt and review of the Valuation Report and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $10.11 to $12.20, with an approximate midpoint value of $11.10 per share, as indicated in the Valuation Report, was appropriate. Upon recommendation by the Advisor, the Conflicts Committee recommended to our Board of Directors that it adopt $11.10 as the estimated value per share of our common stock, which approximates the midpoint value. Our Board of Directors unanimously agreed to accept the recommendation of the conflicts committee and approved $11.10 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the Board of Directors.

(Back to Index)

(Back to Index)

The following table summarizes the material components of the December 31, 2019 net asset value (in thousands, except per share amounts):

	December 31, 2019 Net Asset Value	December 31, 2019 Net Asset Value per Share
Investments	$1,531,493	$22.05
Cash	49,535	0.71
Other Assets	15,282	0.22
Mortgage Notes Payable	(803,556)	(11.57)
Other Liabilities	(21,432)	(0.31)
Net asset value	$771,322	$11.10

The following table sets forth the calculation of our estimated net asset value per share as of December 31, 2019, as well as the calculation of our prior estimated net asset value per share as of December 31, 2018:

	December 31, 2019 Net Asset Value per Share	December 31, 2018 Net Asset Value per Share	Change in Estimated Value per Share
Investments	$22.05	$22.04	$0.00
Cash	0.71	0.91	(0.19)
Other Assets	0.22	0.25	(0.03)
Mortgage Notes Payable	(11.57)	(12.04)	0.48
Other Liabilities	(0.31)	(0.33)	0.02
	$11.10	$10.83	$0.28

(1)

For information relating to the December 31, 2018 net asset value per share and the assumptions and methodologies used by Duff and Phelps and our management, see our Annual Report on Form 10-K filed on March 22, 2019.

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

Real Estate

Independent Valuation Firm

Duff & Phelps was recommended by our Advisor, and approved by the conflicts committee. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. Neither we, the Advisor, nor any of its affiliates have engaged Duff & Phelps for any other types of services during the two years prior to the date of this filing. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal and valuation services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal reports.

The compensation Duff & Phelps received for its appraisal of our real estate properties was based on the scope of work and was not contingent upon the development or reporting of a predetermined value or direction in value that favors the

(Back to Index)

(Back to Index)

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

Real Estate Valuation

Duff & Phelps estimated the “as is” market value of each of our real estate properties owned as of December 31, 2019, using various methodologies, including the direct capitalization approach, discounted cash flow analyses and sales comparison approach, and relied primarily on the direct capitalization approach for our stabilized properties and discounted cash flow analyses for our unstabilized properties. The sales comparison approach was utilized as a secondary approach to value.  The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent national overall capitalization rates, and the net operating income (NOI) was estimated based on Duff & Phelps’s expertise in appraising commercial real estate. The direct capitalization approach was utilized for eight of our properties that have finished renovations and stabilized their operations.  Discounted cash flow analyses focus on the operating cash flows expected from the properties and the anticipated proceeds of hypothetical sales at the end of assumed holding periods, which are then discounted to their present value.  Discounted cash flow analyses were utilized for 20 of our properties that were recently acquired and either not yet stabilized or are currently undergoing renovations. One property was valued at its sale price as it was sold shortly after December 31, 2019.  Real estate is currently carried in our financial statements at its amortized cost basis. Duff & Phelps performed its appraisals as of December 31, 2019.

The following summarizes the range of overall capitalization rates used to arrive at the estimated market values of our 9 stabilized properties:

	Range in Values	Weighted Average Basis

Overall Capitalization Rate	4.75% to 6.25%	5.41%

The following summarizes the range of terminal capitalization rates and discount rates used to arrive at the estimated market values of 19 unstabilized properties and one stabilized property that are currently undergoing renovations:

	Range in Values	Weighted Average Basis

Terminal Capitalization Rate	4.50% to 5.75%	5.06%
Discount Rate	5.25% to 6.75%	5.84%

(Back to Index)

(Back to Index)

While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and other assets and, thus, its estimated value per share. As of December 31, 2019, the majority of our real estate assets have non-stabilized occupancies. Appraisals may provide a sense of the value of the investment, but any appraisal of the property will be based on numerous estimates, judgments and assumptions that significantly affect the appraised value of the underlying property. An appraisal of a non-stabilized property, in particular, involves a high degree of subjectivity due to higher vacancy levels and uncertainties with respect to future market rental rates and timing of lease-up and stabilization. Accordingly, different assumptions may materially change the appraised value of the property.

The total appraised value of our real estate properties using the appraisal methodologies described above was $1.53 billion compared to a total of purchase price and capital expenditures, through December 31, 2019, of approximately $938.0 million.

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

	Change in Estimated Value per Share
	Increase of 25 Basis Points	Decrease of 25 Basis Points	Increase of 5%	Decrease of 5%
Overall Capitalization Rate	$10.11	$12.20	$10.88	$11.35
Discount Rate	$11.04	$11.15	$11.04	$11.16

Debt Investments

Duff & Phelps estimated the market value of our debt investment, which totaled approximately $893,432, or less than 1% of our assets, by making mark-to-market adjustments to the outstanding balances owed to us under these investments as of December 31, 2019.

Other Assets and Liabilities

Duff & Phelps made adjustments to the aggregate estimated values of our investments to reflect balance sheet assets and liabilities provided by our management, which are disclosed in this Annual Report on Form 10-K.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of the IPA Valuation Guidelines. The estimated value per share set forth above will first appear on the March 31, 2020 customer account statements that will be mailed in April 2020. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

(Back to Index)

(Back to Index)

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 31, 2019 is based on the estimated value of our investments as of December 31, 2019. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2019, including, but not limited to, (i) the issuance of common stock under the distribution reinvestment plan, (ii) net operating income earned and distributions declared, (iii) the redemption of shares and (iv) the potential conversion of convertible stock into common stock. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting restrictions on travel and quarantines imposed, have had a negative impact on the economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our operations and investments.  Because of, among other factors, our high concentration of total assets in real estate and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Historical Estimated Values per Share

The historical reported estimated values per share of our common stock approved by the Board of Directors are set forth below:

Estimated Value per Share	Valuation Date	Filing with the Securities and Exchange Commission
$10.59	March 31, 2015	Current Report on Form 8-K filed June 9, 2015
$10.83	December 31, 2015	Annual Report on Form 10-K filed March 30, 2016
$10.94	December 31, 2016	Annual Report on Form 10-K filed March 31, 2017
$10.80	December 31, 2017	Annual Report on Form 10-K filed March 29, 2018
$10.83	December 31, 2018	Annual Report on Form 10-K filed March 22, 2019

Purchase Price for Distribution Reinvestment Plan

In accordance with our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. Commencing on the next distribution reinvestment plan purchase date, which is on April 30, 2020, participants will acquire shares of our common stock under the plan at a price of $10.55 per share.

As provided under the distribution reinvestment plan, for a participant to terminate participation effective for a particular distribution, we must have received notice of termination from the participant at least ten business days prior to the last day of the month to which the distribution relates. Notwithstanding the ten business day termination notice requirement under the distribution reinvestment plan, if a participant wishes to terminate participation in the distribution reinvestment plan for the March 2020 purchase date, participants must notify the Company of such decision and we must receive the notice by the close of business on March 26, 2020, which is four business days following our announcement of an updated estimated value per share in this Annual Report on Form 10-K.

Notice of termination should be sent by facsimile to 877-894-1124 or by mail to c/o Resource Real Estate Opportunity REIT, Inc., P.O. Box 219169, Kansas City, Missouri 64121.

Redemption Price for Share Redemption Program

On February 14, 2020, the Board suspended the share redemption program with exceptions for redemptions sought upon a stockholder’s death, qualifying disability, or confinement to a long-term care facility (collectively, “special redemptions,” and each as described in our share redemption program). Special redemptions will be redeemed at the current estimated net asset value per share. The suspension took effect on March 20, 2020.

The complete share redemption program plan document is filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 29, 2018 and is available at the SEC’s website at http://www.sec.gov.

(Back to Index)

(Back to Index)

Unregistered Sale of Equity Securities

All securities sold by us during the year ended December 31, 2019 were sold in an offering registered under the Securities Act of 1933.

Repurchases of Securities

Redemption of Securities

Pursuant to our share redemption program, during the quarter ended December 31, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	—	$—	—	(3)
November 2019	—	$—	—	(3)
December 2019	535,839	$10.33	3,308,903	(3)
	535,839

(1)

Except with respect to the additional repurchases described below, all purchases of our equity securities by us in the three months ended December 31, 2019 were made pursuant to our share redemption program.

(2)	We announced the commencement of the program on June 16, 2010, and it was subsequently amended on September 29, 2011 and March 28, 2018.
(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

There are several limitations on our ability to repurchase shares under the program:

Currently, our share redemption program is only available for redemptions submitted in connection with a stockholder’s death, qualifying disability, or confinement of a stockholder to a long-term care facility.  In addition, pursuant to the terms of the share redemption program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. Our Board of Directors will determine at least quarterly whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

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

As of December 31, 2019, the Company had no outstanding and unfulfilled redemption requests.

Additional Repurchases

(Back to Index)

(Back to Index)

To address a ministerial error in connection with the issuance of securities pursuant to our distribution reinvestment plan in certain jurisdictions during the period from June 8, 2017 through June 28, 2019 we repurchased 33,415 shares at an average price of $10.83 per share pursuant to a rescission right available to investors in such jurisdictions.

Distribution Information

During the year ended December 31, 2019, we paid aggregate distributions of $42.0 million, including $17.5 million of distributions paid in cash and $24.5 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
July 30, 2019	0.05	July 31, 2019	1,740	1,777	3,517
August 29, 2019	0.05	August 30, 2019	2,066	1,459	3,525
September 27, 2019	0.05	September 30, 2019	2,043	1,419	3,462
October 30, 2019	0.05	October 31, 2019	2,042	1,430	3,472
November 26, 2019	0.05	November 27, 2019	2,043	1,439	3,482
December 30, 2019	0.05	December 31, 2019	2,032	1,432	3,464
	$0.60		$24,499	$17,521	$42,020

Distributions paid, distributions declared and sources of distributions paid were as follows for the year ended December 31, 2019 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total (1)
First Quarter	$4,258	$6,298	$10,556	$(3,413)	$10,556	$0.15	$0 / 0%	$10,556 / 100%
Second Quarter	4,307	6,235	10,542	6,060	10,542	$0.15	$6,060 / 57%	$4,482 / 43%
Third Quarter	4,655	5,849	10,504	12,276	10,504	$0.15	$10,504 / 100%	$0 / 0%
Fourth Quarter	4,301	6,117	10,418	(859)	10,418	$0.15	$0 / 0%	$10,418 / 100%
Total	$17,521	$24,499	$42,020	$14,064	$42,020	$0.60

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board of Directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board of Directors deems relevant.

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

(Back to Index)

(Back to Index)

We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operating activities, proceeds from disposals of real estate assets and proceeds from debt financing.  To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, the overall return to our stockholders may be reduced.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our Board of Directors intends to evaluate the current distribution rate and may decrease or suspend the amount of ongoing distributions. We will make distributions with respect to our shares of common stock in the sole discretion of our Board of Directors. No distributions will be made with respect to shares of our convertible stock.

Convertible Stock Grants by our Advisor

As of December 31, 2019, our Advisor has granted 21,210 shares of its convertible stock to employees of RAI and its subsidiaries and affiliates. Of these shares, 2,421 have been forfeited and returned to the Advisor as of December 31, 2019.  The outstanding shares vested ratably over three years, and 18,789 of these shares have vested as of December 31, 2019.

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

	As of and for the years ended December 31,
Statement of operations data:	2019	2018	2017	2016	2015
Revenues:
Rental income	$125,076	$128,696	$115,230	$109,146	$109,232
Utility income	7,935	8,142	7,122	6,627	6,617
Ancillary tenant fees	2,160	2,238	2,140	1,972	1,838
Interest and dividend income	374	329	239	622	638
Total revenues	135,545	139,405	124,731	118,367	118,325
Total expenses	138,764	149,618	140,622	131,262	149,626
Loss before net gains on dispositions	(3,219)	(10,213)	(15,891)	(12,895)	(31,301)
Net gains on dispositions of properties and joint venture interests	38,810	15,539	22,735	45,057	36,041
Income before other income (expense)	35,591	5,326	6,844	32,162	4,740
Other income (expense):
Interest expense	(37,908)	(36,415)	(28,963)	(22,776)	(22,080)
Insurance proceeds in excess of cost basis	570	515	150	985	407
Total other income (expense)	(37,338)	(35,900)	(28,813)	(21,791)	(21,673)

Net (loss) income	(1,747)	(30,574)	(21,969)	10,371	(16,933)
Net (income) loss attributable to noncontrolling interests	—	—	—	(6,306)	38
Net (loss) income attributable to common stockholders	$(1,747)	$(30,574)	$(21,969)	$4,065	$(16,895)
Basic and diluted (loss) earnings per share attributable to common stockholders:
Net (loss) income	$(0.02)	$(0.43)	$(0.31)	$0.06	$(0.24)
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60
Balance sheet data:
Total assets	$1,005,088	$1,101,298	$1,135,792	$1,034,985	$1,084,695
Borrowings	$799,865	$841,345	$794,671	$622,152	$613,439
Total stockholders' equity attributable to common stockholders	$182,815	$236,306	$318,592	$390,593	$425,246
Total equity	$182,815	$236,306	$318,592	$392,019	$433,099

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of Resource Real Estate Opportunity REIT, Inc. and notes thereto appearing elsewhere in this report.  Statements contained in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements.  See also “Forward-Looking Statements” preceding Part I.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was previously included in our Annual Report on Form 10-K for fiscal 2018, filed with the SEC on March 22, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2017 compared to fiscal 2018.

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

Results of Operations

As of December 31, 2019, we owned interests in a total of 28 multifamily properties.  We also owned one performing loan. During the year ended December 31, 2019, we disposed of our interests in two multifamily properties.  Since our inception, we have acquired interests in 54 multifamily properties.  As of December 31, 2019, we had sold our interests in 26 of these properties.

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

(Back to Index)

(Back to Index)

The following table sets forth the results of our operations (in thousands):

	For the Years Ended
	December 31,
	2019	2018	2017
Revenues:
Rental income	$135,171	$139,076	$124,492
Interest and dividend income	374	329	239
Total revenues	135,545	139,405	124,731
Expenses:
Rental operating - expenses	25,954	29,610	26,253
Rental operating - payroll	13,047	13,947	13,652
Rental operating - real estate taxes	17,036	16,594	14,454
Subtotal - Rental operating expenses	56,037	60,151	54,359
Acquisition costs	—	10	4,469
Management fees	18,534	19,135	16,921
General and administrative	9,838	10,794	11,061
Loss on disposal of assets	541	796	1,468
Depreciation and amortization expense	53,814	58,732	52,344
Total expenses	138,764	149,618	140,622
Loss before net gains on dispositions	(3,219)	(10,213)	(15,891)
Net gains on dispositions of properties	38,810	15,539	22,735
Income before other income (expense)	35,591	5,326	6,844
Other income (expense):
Interest expense	(37,908)	(36,415)	(28,963)
Insurance proceeds in excess of cost basis	570	515	150
Total other income (expense)	(37,338)	(35,900)	(28,813)
Net (loss) income attributable to common stockholders	$(1,747)	$(30,574)	$(21,969)

(Back to Index)

(Back to Index)

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table presents the results of operations separated into three categories: the results of operations of the 26 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level activity for the years ended December 31, 2019 and 2018 (in thousands):

	For the year ended				For the year ended
	December 31, 2019				December 31, 2018
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$114,562	$10,513	$—	$125,075	$109,874	$18,822	$—	$128,696
Utility income	7,041	895	—	7,936	6,797	1,345	—	8,142
Ancillary tenant fees	1,907	253	—	2,160	1,761	477	—	2,238
Interest and dividend income	208	5	161	374	189	4	136	329
Total revenues	123,718	11,666	161	135,545	118,621	20,648	136	139,405
Expenses:
Rental operating - expenses	23,331	2,599	24	25,954	23,699	5,899	12	29,610
Rental operating - payroll	11,525	1,522	—	13,047	11,169	2,778	—	13,947
Rental operating - real estate taxes	15,558	1,478	—	17,036	14,547	2,047	—	16,594
Subtotal - Rental operating expenses	50,414	5,599	24	56,037	49,415	10,724	12	60,151
Acquisition costs	—	—	—	—	10	—	—	10
Management fees	5,521	512	12,501	18,534	5,299	930	12,906	19,135
General and administrative	3,337	468	6,033	9,838	3,331	778	6,685	10,794
Loss on disposal of assets	370	171	—	541	523	273	—	796
Depreciation and amortization expense	49,562	4,252	—	53,814	50,542	8,190	—	58,732
Total expenses	109,204	11,002	18,558	138,764	109,120	20,895	19,603	149,618
Income (loss) before net gains on dispositions	14,514	664	(18,397)	(3,219)	9,501	(247)	(19,467)	(10,213)
Net gains on dispositions of properties	—	38,810	—	38,810	—	15,539	—	15,539
Income (loss) before other income (expense)	14,514	39,474	(18,397)	35,591	9,501	15,292	(19,467)	5,326
Other income (expense):
Interest expense	(33,102)	(4,804)	(2)	(37,908)	(31,241)	(5,174)	—	(36,415)
Insurance proceeds in excess of cost basis	532	38	—	570	288	227	—	515
Total other income (expense)	(32,570)	(4,766)	(2)	(37,338)	(30,953)	(4,947)	—	(35,900)
Net (loss) income attributable to common stockholders	$(18,056)	$34,708	$(18,399)	$(1,747)	$(21,452)	$10,345	$(19,467)	$(30,574)

(Back to Index)

(Back to Index)

Revenues:  The $4.7 million increase in rental income for the 26 properties that we owned during both the year ended December 31, 2019 and December 31, 2018 reflects implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Change in Effective Monthly Revenue Per Unit (in dollars)
The Bryant at Yorba Linda	$597	0.65%	$121
Heritage Pointe	524	1.18%	91
Village of Bonita Glen	433	0.52%	121
The Estates at Johns Creek	350	1.40%	53
Green Trails Apartments	348	1.40%	49
South Lamar Village	300	3.94%	73
Providence in the Park	278	0.47%	41
Maxwell Townhomes	269	1.77%	56
Courtney Meadows Apartments	232	1.01%	64
The Westside Apartments	211	2.89%	11
All other, net	1,146
	$4,688

Expenses:  Our total rental operating expense for the 26 properties owned during both the year ended December 31, 2019 and the year ended December 31, 2018 increased by $1.0 million, largely driven by real estate tax expense which increased for properties owned in both periods by approximately $1.0 million due to higher real property assessments.

Management fees decreased by $600,000 for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily related to property dispositions, which drove a $405,000 decrease in asset management fees paid to the Advisor and a $418,000 decrease in property management fees.

General and administrative expenses decreased by $1.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to a decrease in allocated corporate level payroll.

Depreciation and amortization is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases which are amortized over a period of approximately six to eight months after acquisition.  The increases (decreases) in the components of depreciation and amortization during the year ended December 31, 2019, as compared to the year ended December 31, 2018, were as follows:

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$777	$(2,076)	$(1,299)
Amortization of intangibles	(1,757)	(1,862)	(3,619)
	$(980)	$(3,938)	$(4,918)

(Back to Index)

(Back to Index)

Net gains on dispositions of properties and joint venture interests increased by $23.3 million due to the sale of two properties during the year ended December 31, 2019 as compared to the sale of two properties during the year ended December 31, 2018, as follows (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575
Pinehurst	Kansas City, MO	December 20, 2019	$12,310	$4,235
			$82,310	$38,810

2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195
Retreat at Shawnee	Shawnee, KS	October 19, 2018	25,000	9,344
			$41,400	$15,539

Interest expense increased by $1.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, which is largely driven by approximately $1.1 million in loan-related costs triggered by the sale of Williamsburg.

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

Capital Expenditures

We deployed a total of $14.4 million during the year ended December 31, 2019 for capital expenditures.  The properties in which we deployed the most capital during the year ended December 31, 2019 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the year ended December 31, 2019	Remaining capital budgeted
The Bryant at Yorba Linda	$2,122	$2,696
Bristol Grapevine	1,343	479
Calloway at Las Colinas	1,202	386
Courtney Meadows	1,174	1,999
Heritage Pointe	968	738
Addison at Sandy Springs	966	812
Providence in the Park	749	1,297
Terraces at Lake Mary	749	1,581
Point Bonita	654	385
Trailpoint at The Woodlands	566	142
All other properties	3,930	3,619
	$14,423	$14,134

Initial Public Offering

The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the

(Back to Index)

(Back to Index)

distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3.  A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. We continue to offer up to $120.0 million of shares of common stock pursuant to our distribution reinvestment plan under which our stockholders may elect to have distributions reinvested in additional shares at 95% of our current estimated value per share.

Common Stock

As of December 31, 2019, an aggregate of 69.5 million shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	16,432,119	168,934
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,329,073	$803,748
Shares redeemed and retired	(12,861,384)
Total shares issued and outstanding as of December 31, 2019	69,467,689
(1)	Includes 276,056 shares held by the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

During the year ended December 31, 2019, we borrowed an additional $86.0 million through additional mortgages on our rental properties and paid off $128.6 million on outstanding borrowings.

The following table presents a summary of our mortgage notes payable, net (in thousands):

	December 31, 2019				December 31, 2018
Collateral	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,315	$—	$(68)	$14,247	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(108)	12,992	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,723	—	(121)	17,602	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(362)	32,608	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(315)	28,085	28,400	—	(364)	28,036
Maxwell Townhomes	12,785	—	(53)	12,732	13,069	—	(81)	12,988
Pinehurst	—	—	—	—	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,627	34	(32)	25,629	26,146	55	(54)	26,147
Pines of York	14,114	(112)	(21)	13,981	14,422	(173)	(33)	14,216
The Estates at Johns Creek	65,000	—	(589)	64,411	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(304)	25,811	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(279)	20,351	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,032	—	(96)	21,936	22,497	—	(152)	22,345
Sunset Ridge 1	18,300	54	(43)	18,311	18,788	121	(96)	18,813
Sunset Ridge 2	2,768	7	(6)	2,769	2,831	16	(13)	2,834
Calloway at Las Colinas	32,938	—	(115)	32,823	33,681	—	(177)	33,504
South Lamar Village	21,000	—	(298)	20,702	11,909	—	(29)	11,880
Heritage Pointe	24,808	—	(201)	24,607	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,238	—	(87)	66,151	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,696	1,063	(183)	26,576	26,121	1,359	(233)	27,247
The Westside Apartments	35,838	—	(293)	35,545	36,624	—	(341)	36,283
Tech Center Square	11,730	—	(101)	11,629	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,221	—	(145)	11,076	11,375	—	(183)	11,192
Providence in the Park	46,398	—	(345)	46,053	47,000	—	(434)	46,566
Green Trails Apartment Homes	60,998	—	(451)	60,547	61,500	—	(559)	60,941
Meridian Pointe	39,277	—	(402)	38,875	39,500	—	(495)	39,005
Terraces at Lake Mary	32,110	—	(259)	31,851	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(257)	26,843	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(244)	22,506	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(306)	32,616	32,922	—	(365)	32,557
	$804,903	$1,046	$(6,084)	$799,865	$847,525	$1,378	$(7,558)	$841,345

(Back to Index)

(Back to Index)

The following table presents additional information about our mortgage notes payable, net, as of December 31, 2019 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.05%	(1)(5)	$80	$32
Cannery Lofts	11/1/2023	4.30%	(1)(3)	55	23
Trailpoint at the Woodlands	11/1/2023	4.17%	(1)(4)	96	46
Verona Apartment Homes	10/1/2026	4.12%	(1)(3)	137	43
Skyview Apartment Homes	10/1/2026	4.12%	(1)(3)	118	31
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	80
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	51
Pines of York	12/1/2021	4.46%	(2)(5)	80	29
The Estates at Johns Creek	11/25/2026	3.01%	(1)(5)(6)	165	—
Perimeter Circle	1/1/2026	3.26%	(1)(3)	82	46
Perimeter 5550	1/1/2026	3.26%	(1)(3)	65	34
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026	3.06%	(1)(3)(6)	61	—
Heritage Pointe	4/1/2025	3.64%	(1)(4)	131	56
The Bryant at Yorba Linda	6/1/2020	3.51%	(1)(3)	289	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026	3.88%	(1)(3)	196	82
Tech Center Square	6/1/2023	4.34%	(1)(5)	66	25
Retreat at Rocky Ridge	1/1/2024	4.22%	(1)(3)	59	24
Providence in the Park	2/1/2024	4.06%	(1)(3)	240	149
Green Trails Apartment Homes	6/1/2024	3.75%	(1)(3)	303	81
Meridian Pointe	8/1/2024	3.66%	(1)(3)	193	81
Terraces at Lake Mary	9/1/2024	3.67%	(1)(3)	158	63
Courtney Meadows Apartments	1/1/2025	3.60%	(1)(3)	128	71
Addison at Sandy Springs	5/1/2025	3.52%	(1)(3)	96	42
Bristol at Grapevine	5/1/2025	3.47%	(1)(3)	110	104

(1)	Variable rate based on one-month LIBOR (1.76250% as of December 31, 2019) plus applicable margin.
(2)	Fixed rate.
(3)	Monthly interest-only payment required.
(4)	Monthly fixed principal plus interest payment required.
(5)	Fixed monthly principal and interest payment required.
(6)	New debt placed during the year ended December 31, 2019.

At December 31, 2019, the weighted average interest rate of all our outstanding indebtedness was 3.84%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of December 31, 2019). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

(Back to Index)

(Back to Index)

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee of our Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2019 did not exceed the charter imposed limitation.

Distributions

For the year ended December 31, 2019, we paid aggregate distributions of $42.0 million, including $17.5 million of distributions paid in cash and $24.5 million of distributions reinvested in shares of our common stock through our distribution reinvestment plan, as follows (dollars in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
July 30, 2019	0.05	July 31, 2019	1,740	1,777	3,517
August 29, 2019	0.05	August 30, 2019	2,066	1,459	3,525
September 27, 2019	0.05	September 30, 2019	2,043	1,419	3,462
October 30, 2019	0.05	October 31, 2019	2,042	1,430	3,472
November 26, 2019	0.05	November 27, 2019	2,043	1,439	3,482
December 30, 2019	0.05	December 31, 2019	2,032	1,432	3,464
	$0.60		$24,499	$17,521	$42,020

Distributions paid, distributions declared, and sources of distributions paid were as follows for the year ended December 31, 2019 (dollars in thousands, except per share data):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2019	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total (1)
First Quarter	$4,258	$6,298	$10,556	$(3,413)	$10,556	$0.15	$0 / 0%	$10,556 / 100%
Second Quarter	4,307	6,235	10,542	6,060	10,542	$0.15	$6,060 / 57%	$4,482 / 43%
Third Quarter	4,655	5,849	10,504	12,276	10,504	$0.15	$10,504 / 100%	$0 / 0%
Fourth Quarter	4,301	6,117	10,418	(859)	10,418	$0.15	$0 / 0%	$10,418 / 100%
Total	$17,521	$24,499	$42,020	$14,064	$42,020	$0.60

(1)	Cash for distributions paid was funded by cash on hand remaining from prior year property dispositions.

(Back to Index)

(Back to Index)

Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
2019	0.60	24,499	17,521	42,020
	$4.04	$168,934	$93,310	$262,244

Since our formation, we have issued a total of seven quarterly stock distributions of 0.015 shares each, two quarterly stock distributions of 0.0075 shares each, one quarterly stock distribution of 0.00585 shares each, and two quarterly stock distributions of 0.005 shares each of its common stock outstanding. In connection with these stock distributions, we have increased our accumulated deficit by $21.3 million as of December 31, 2019.

Our net loss attributable to common shareholders for the year ended December 31, 2019 was $1.7 million and net cash provided by operating activities was $14.1 million. Our cumulative cash distributions and net loss attributable to common stockholders from inception through December 31, 2019 were $262.2 million and $150.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from the disposal of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced.

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

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to common stockholders – GAAP	$(1,747)	$(30,574)	$(21,969)
Net gain on disposition of property	(38,810)	(15,539)	(22,735)
Depreciation expense	53,802	55,100	48,729
FFO attributable to common stockholders	13,245	8,987	4,025
Adjustments for straight-line rents	61	(32)	(144)
Amortization of intangible lease assets	12	3,632	3,615
Realized loss on change in fair value of interest rate cap related to extinguishments	117	—	28
Loss on extinguishment of debt	69	51	—
Debt premium amortization	(333)	(345)	(465)
Acquisition costs	—	10	4,469
MFFO attributable to common stockholders	13,171	12,303	11,528
Net gains on dispositions of property	38,810	15,539	22,735
AFFO attributable to common stockholders	$51,981	$27,842	$34,263

Basic and diluted net (loss) income per common share - GAAP	$(0.02)	$(0.43)	$(0.31)
FFO per share	$0.19	$0.13	$0.06
MFFO per share	$0.19	$0.17	$0.16
AFFO per share	$0.74	$0.39	$0.48
Weighted average shares outstanding (1)	70,134	70,964	71,865

(1)

None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2019, 2018, and 2017.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year.  Construction management fees (further discussed in Note 14) are capitalized along with the related asset.  Costs of repairs and maintenance are expensed as incurred.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which was amended by ASU No. 2018-10 "Codification Improvements to Topics 842, Leases" in July 2018.  ASU No. 2016-02, as amended, is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, primarily consisting of a parking lot lease, laundry equipment lease, and office equipment leases, the Company recognized an initial right-of-use (ROU) asset and a lease liability equal to the present value of the minimum lease payments of approximately $526,000 at January 1, 2019.  The Company determines if an arrangement is a lease at inception.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods.  No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.  For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

Contractual Obligations

The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2019 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$804,903	$96,459	$137,849	$258,755	$311,840
Interest on Long-Term Debt Obligations	139,710	32,576	53,336	38,945	14,853
Operating Lease Obligations	409	142	210	57	—
	$945,022	$129,177	$191,395	$297,757	$326,693

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On January 21, 2020, our Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following dates: January 30, 2020, February 27, 2020 and March 30, 2020. Such distributions were or are to be paid on January 31, February 28, and March 31, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to our investments and operating results.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we entered into a total of 21 interest rate caps that were designated as cash flow hedges during the years 2016 through 2019. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of December 31, 2019 and December 31, 2018, we had $650.6 million and $630.5 million, respectively, in variable rate debt outstanding.  If interest rates on the variable rate debt had been 100 basis points higher during the years ended December 31, 2019 and 2018, our annual interest expense would have increased by approximately $6.1 million and $5.9 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate mortgage notes payable.  As of December 31, 2019 and December 31, 2018, we had $154.3 million and $217.0 million, respectively, in fixed rate debt outstanding.  As of December 31, 2019 and December 31, 2018, this fixed rate debt had fair values of $154.4 million and $211.9 million, respectively.  Fair values are computed using rates available to us for debt with similar terms and remaining maturities.  If interest rates had been 100 basis points higher as of December 31, 2019 and December 31, 2018, the fair value of this fixed rate debt would have decreased by $2.9 million and $4.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the year ended December 31, 2019.

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

(Back to Index)

(Back to Index)

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements
1.	See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)	Financial Statement Schedules
i.	Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-33.
(c)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
3.2	Bylaws (incorporated by reference to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed February 9, 2010)
4.1	Form of Distribution Reinvestment Plan Enrollment Form (incorporated by reference to the Company’s Registration Statement on Form S-3 (No. 333-211721) filed May 31, 2016)
4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed November 12, 2009)

4.3	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)
4.4	Description of the Company’s Common Stock Registered under Section 12 of the Exchange Act
10.1	Fourth Amended and Restated Advisory Agreement dated September 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2019)
10.2	Management Agreement (incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-160463) filed September 15, 2009)
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 29, 2018)
99.2	Consent of Duff & Phelps, LLC
101.1	Interactive Data Files

ITEM 16.	FORM 10-K SUMMARY

None.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

March 20, 2020	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Lieber	Director	March 20, 2020
ROBERT C. LIEBER

/s/ Andrew Ceitlin	Director	March 20, 2020
ANDREW CEITLIN

/s/ Gary Lichtenstein	Director	March 20, 2020
GARY LICHTENSTEIN

/s/ Lee F. Shlifer	Director	March 20, 2020
LEE F. SHLIFER

/s/ Alan F. Feldman	Chief Executive Officer and Director	March 20, 2020
ALAN F. FELDMAN	(Principal Executive Officer)

/s/ Steven R. Saltzman	Chief Financial Officer, Senior Vice President	March 20, 2020
STEVEN R. SALTZMAN	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

(Back to Index)

(Back to Index)

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Resource Real Estate Opportunity REIT, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Resource Real Estate Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2020

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Investments:
Rental properties, net	$938,144	$1,017,943
Loan held for investment, net	809	793
Identified intangible assets, net	14	26
Total investments	938,967	1,018,762
Cash	49,534	63,763
Restricted cash	12,304	14,858
Subtotal- cash and restricted cash	61,838	78,621
Due from related parties	236	123
Tenant receivables, net	189	192
Deposits	220	229
Prepaid expenses and other assets	2,853	2,894
Goodwill	404	477
Operating lease right-of-use assets	381	—
Total assets	$1,005,088	$1,101,298
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$799,865	$841,345
Accounts payable	235	951
Accrued expenses and other liabilities	8,430	7,776
Accrued real estate taxes	9,086	10,191
Due to related parties	683	919
Tenant prepayments	1,087	1,160
Security deposits	2,506	2,650
Operating lease liabilities	381	—
Total liabilities	$822,273	$864,992
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 69,467,689 and 70,427,946 shares issued and outstanding, respectively)	695	704
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,935 and 49,989 shares issued and outstanding, respectively)	1	1
Additional paid-in capital	616,465	626,436
Accumulated other comprehensive loss	(218)	(474)
Accumulated deficit	(434,128)	(390,361)
Total stockholders’ equity	182,815	236,306
Total liabilities and stockholders' equity	$1,005,088	$1,101,298

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	For the Years Ended
	December 31,
	2019	2018	2017
Revenues:
Rental income	$135,171	$139,076	$124,492
Interest and dividend income	374	329	239
Total revenues	135,545	139,405	124,731
Expenses:
Rental operating - expenses	25,954	29,610	26,253
Rental operating - payroll	13,047	13,947	13,652
Rental operating - real estate taxes	17,036	16,594	14,454
Subtotal - Rental operating expenses	56,037	60,151	54,359
Acquisition costs	—	10	4,469
Management fees	18,534	19,135	16,921
General and administrative	9,838	10,794	11,061
Loss on disposal of assets	541	796	1,468
Depreciation and amortization expense	53,814	58,732	52,344
Total expenses	138,764	149,618	140,622
Loss before net gains on dispositions	(3,219)	(10,213)	(15,891)
Net gains on dispositions of properties and joint venture interests	38,810	15,539	22,735
Income before other income (expense)	35,591	5,326	6,844
Other income (expense):
Interest expense	(37,908)	(36,415)	(28,963)
Insurance proceeds in excess of cost basis	570	515	150
Total other income (expense)	(37,338)	(35,900)	(28,813)
Net loss	$(1,747)	$(30,574)	$(21,969)
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	344	203	163
Designated derivatives, fair value adjustments	(88)	(115)	(380)
Total other comprehensive income (loss)	256	88	(217)
Comprehensive loss	$(1,491)	$(30,486)	$(22,186)

Basic and diluted weighted average common shares outstanding	70,134	70,964	71,865
Basic and diluted net loss per common share	$(0.02)	$(0.43)	$(0.31)

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

(in thousands)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2017	72,007	$720	50	$1	$642,523	$(345)	$(252,306)	$390,593	$1,426	$392,019
Common stock issued through the distribution reinvestment plan	2,482	25	—	—	27,089	—	—	27,114	—	27,114
Distributions declared	—	—	—	—	—	—	(43,033)	(43,033)	—	(43,033)
Common stock redemptions	(3,190)	(32)	—	—	(34,786)	—	—	(34,818)	—	(34,818)
Other comprehensive income	—	—	—	—	—	(217)	—	(217)	—	(217)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(504)	(504)
Deconsolidation of noncontrolling interest	—	—	—	—	922	—	—	922	(922)	—
Net loss	—	—	—	—	—	—	(21,969)	(21,969)		(21,969)
Balance at December 31, 2017	71,299	713	50	1	635,748	(562)	(317,308)	318,592	—	318,592
Common stock issued through the distribution reinvestment plan	2,490	25	—	—	25,906	—	—	25,931	—	25,931
Distributions declared	—	—	—	—	—	—	(42,479)	(42,479)	—	(42,479)
Common stock redemptions	(3,361)	(34)	—	—	(35,218)	—	—	(35,252)	—	(35,252)
Other comprehensive income	—	—	—	—	—	88	—	88	—	88
Net loss	—	—	—	—	—	—	(30,574)	(30,574)	—	(30,574)
Balance at December 31, 2018	70,428	704	50	1	626,436	(474)	(390,361)	236,306	—	236,306
Common stock issued through the distribution reinvestment plan	2,382	24	—	—	24,475	—	—	24,499	—	24,499
Distributions declared	—	—	—	—	—	—	(42,020)	(42,020)	—	(42,020)
Common stock redemptions	(3,309)	(33)	—	—	(34,087)	—	—	(34,120)	—	(34,120)
Rescission redemptions	(33)	—	—	—	(359)	—	—	(359)	—	(359)
Other comprehensive income	—	—	—	—	—	256	—	256	—	256
Net loss	—	—	—	—	—	—	(1,747)	(1,747)	—	(1,747)
Balance at December 31, 2019	69,468	$695	50	$1	$616,465	$(218)	$(434,128)	$182,815	$—	$182,815

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(1,747)	$(30,574)	$(21,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	541	796	1,468
Casualty (gains) losses	(527)	(795)	(103)
Loss on extinguishment of debt	69	51	—
Net gains on disposition of properties and joint venture interests	(38,810)	(15,539)	(22,735)
Depreciation and amortization	53,814	58,732	52,344
Amortization of deferred financing costs	2,320	1,773	2,014
Amortization of debt premium (discount)	(333)	(345)	(465)
Realized loss on interest rate cap	344	203	163
Accretion of discount and direct loan fees and costs	(43)	(33)	(39)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(6)	59	(162)
Deposits	9	(2)	35
Prepaid expenses and other assets	(28)	(1,197)	1,242
Due to/from related parties, net	(349)	448	(332)
Accounts payable and accrued expenses	(1,259)	132	1,506
Tenant prepayments	(51)	(22)	106
Security deposits	120	143	(110)
Net cash provided by operating activities	14,064	13,830	12,963
Cash flows from investing activities:
Proceeds from disposal of properties and joint venture interests, net of closing costs	17,532	21,510	31,403
Property acquisitions	—	(24,560)	(42,842)
Insurance proceeds received for casualty losses	749	1,859	248
Capital expenditures	(14,423)	(21,499)	(21,592)
Principal payments received on loans held for investment	27	22	26
Net cash provided by (used in) investing activities	3,885	(22,668)	(32,757)
Cash flows from financing activities:
Redemptions of common and convertible stock	(34,120)	(35,252)	(34,818)
Rescissions of common stock	(359)	—	—
Payment of deferred financing costs	(116)	(1,250)	(2,287)
Borrowings on mortgages	26,676	16,998	86,051
Principal repayments on mortgages	(9,230)	(7,456)	(6,600)
Purchase of interest rate caps	(62)	(94)	(187)
Distributions paid on common stock	(17,521)	(16,548)	(15,919)
Distributions to noncontrolling interests	—	—	(504)
Net cash (used in) provided by financing activities	(34,732)	(43,602)	25,736
Net (decrease) increase in cash and restricted cash	(16,783)	(52,440)	5,942
Cash and restricted cash at beginning of year	78,621	131,061	125,119
Cash and restricted cash at end of year	$61,838	$78,621	$131,061
Reconciliation to consolidated balance sheets
Cash	49,534	63,763	117,660
Restricted Cash	12,304	14,858	13,401
Cash and restricted cash at end of year	$61,838	$78,621	$131,061

The accompanying notes are an integral part of these consolidated statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan.  During the years ended December 31, 2019, 2018 and 2017, the Company issued a total of 7.4 million, in aggregate, additional shares for $77.5 million pursuant to its distribution reinvestment plan.  The Company's distribution reinvestment plan offering is ongoing.

The Company has acquired real estate and real estate-related debt. The Company has a focus on owning and operating multifamily assets; it has targeted this asset class consistent with its investment objectives.  The Company’s portfolio predominantly consists of multifamily rental properties to which the Company has added or will add value with a capital infusion (referred to as “value add properties”).  However, the Company is not limited in the types of real estate assets in which it may invest and, accordingly, it may invest in other real estate-related assets either directly or together with a co-investor or joint venture partner.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

(Back to Index)

(Back to Index)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News, VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
RRE Addison Place, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
PRIP Coursey, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place (b)	352	Baton Rouge, LA
PRIP Pines, LLC ("Pines of York")	Pines of York (b)	248	Yorktown, VA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs, GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,487
Subsidiaries related to disposed investments:
RRE Crestwood Holdings, LLC (“Crestwood”)	(c)(d)	N/A	N/A
PRIP 5060/6310, LLC ("Governor Park")	(b)(d)	N/A	N/A
RRE Campus Club Holdings, LLC (“Campus Club”)	(c)(d)	N/A	N/A
PRIP 6700, LLC ("Hilltop Village")	(b)(d)	N/A	N/A
RRE Westhollow Holdings, LLC (“Westhollow”)	(c)(d)	N/A	N/A
RRE Flagstone Holdings, LLC ("Flagstone")	(c)(d)	N/A	N/A
RRE 107th Avenue Holdings, LLC (“107th Avenue”)	(c)(d)	N/A	N/A
RRE Bristol Holdings, LLC (“Bristol”)	(c)(d)	N/A	N/A
RRE Skyview Holdings, LLC ("Skyview")	(c)(d)	N/A	N/A
RRE Kenwick Canterbury Holdings, LLC ("Kenwick & Canterbury")	(d)	N/A	N/A
RRE Foxwood Holdings, LLC ("Foxwood")	(c)(d)	N/A	N/A
PRIP 3383, LLC ("Conifer Place")	(b)(c)(d)	N/A	N/A
PRIP 3700, LLC ("Champion Farms")	(b)(c)(d)	N/A	N/A
RRE Armand Place Holdings, LLC ("Armand")	(c)(d)	N/A	N/A
RRE Spring Hill Holdings, LLC ("Spring Hill")	(c)(d)	N/A	N/A
RRE Nob Hill Holdings, LLC ("Nob Hill")	(c)(d)	N/A	N/A

(Back to Index)

(Back to Index)

PRIP 10637, LLC ("Fieldstone")	(b)(c)(d)	N/A	N/A
RRE Jasmine Holdings, LLC ("Jasmine")	(c)(d)	N/A	N/A
RRE Chisholm Place Holdings LLC ("Chisholm Place")	(c)(e)	N/A	N/A
RRE Park Forest Holdings, LLC ("Park Forest")	(c)(e)	N/A	N/A
RRE Deerfield Holdings, LLC ("Deerfield")	(c)(e)	N/A	N/A
PRIP Stone Ridge, LLC ("Stone Ridge")	(b)(c)(e)	N/A	N/A
PRIP 1102, LLC ("Pheasant Run")	(b)(c)(f)	N/A	N/A
PRIP 11128, LLC ("Retreat at Shawnee")	(b)(c)(f)	N/A	N/A
RRE Williamsburg Holdings, LLC (“Williamsburg”)	(g)	N/A	N/A
WPL Holdings, LLC	(a)(g)	N/A	N/A
PRIP 500, LLC ("Pinehurst")	(b)(g)	N/A	N/A

N/A - Not Applicable

(a)  Subsidiary transferred its interest in a portion of the Williamsburg parking lot to RRE Williamsburg Holdings, LLC in 2016.

(b)  Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.

(c)  Subsidiary was dissolved prior to December 31, 2019.

(d)  Underlying investment sold prior to 2017.

(e)  Underlying investment sold in 2017.

(f) Underlying investment sold in 2018.

(g) Underlying investment sold in 2019.

All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. All of the Company’s subsidiaries are wholly-owned.

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

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale, separately in the consolidated balance sheets.  Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell.  Subsequent to classification of an asset as held for sale, no further depreciation is recorded.  The Company had no rental properties included in assets held for sale as of December 31, 2019 and 2018.

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

(Back to Index)

(Back to Index)

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year. Construction management fees (further discussed in Note 14) are capitalized along with the related asset.  Costs of repairs and maintenance are expensed as incurred.

As of December 31, 2019, the Company's real estate investments in Texas, California, and Georgia represented approximately 31%, 17%, and 15% of the net book value of its rental property assets, respectively.  As a result, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Texas, Georgia, and California real estate markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2019, the Company had $63.1 million of deposits at various banks, $50.2 million of which were over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Contractual Obligations

The Company leases parking space and equipment under leases with varying expiration dates through 2023.  As of December 31, 2019, the total payments due under these obligations were approximately $409,000.

The following table presents our scheduled contractual obligations required for the next five years and thereafter as of December 31, 2019:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	409,000	142,000	210,000	57,000	—

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

An impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss would be the adjustment to fair value less the estimated cost to dispose of the asset. There were no impairment losses recorded on long lived assets during the years ended December 31, 2019, 2018 and 2017.

(Back to Index)

(Back to Index)

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company tested goodwill as of December 31, 2019 and found no indications of impairment.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $59.1 million and $65,000 for the 12 month periods ending December 31, 2020 and 2021, respectively, and none thereafter.  The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $499,000, $463,000, $337,000, $181,000, and $149,000 for the 12 month periods ending December 31, 2020 through 2024, respectively, and $1.5 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents pursuant to underlying tenant lease agreements.  The Company also receives utility reimbursements,

(Back to Index)

(Back to Index)

other ancillary tenant fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company elected the practical expedient to not separate lease and non-lease components and has presented property revenues combined, based upon the lease being determined to be the predominant component.  The Company also has revenue sharing arrangements of cable income from contracts with cable providers at the Company’s properties. Included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2019 and 2018 is deferred revenue for contracts with cable providers for approximately $596,000 and $564,000, respectively.  The Company recognizes income on a straight line basis over the contract period of 5 years to 12 years.  In the year ended December 31, 2019, approximately $77,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

Tenant receivables are stated in the financial statements at amounts due from tenants net of an allowance for uncollectible receivables.  Payment terms vary and receivables outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, the condition of the general economy and the industry as a whole.  The Company writes off receivables when they become uncollectible.  At December 31, 2019 and 2018, there were allowances for uncollectible receivables of $49,000 and $19,000, respectively.

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local

(Back to Index)

(Back to Index)

corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. As of December 31, 2019 and 2018, the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year.  Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the shares of convertible stock (discussed in Note 15) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of December 31, 2019 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

Adoption of New Accounting Standards

 In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which was amended by ASU No. 2018-10 "Codification Improvements to Topic 842, Leases" in July 2018.  ASU No. 2016-02, as amended, is intended to improve financial reporting related to leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02.  The Company adopted these standards as of January 1, 2019, and the adoption did not have a material effect on the Company's consolidated financial statements and disclosures.  For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company has chosen to apply the practical expedient (discussed in ASU No. 2018-11, “Leases: Targeted Improvements”) to nonlease component revenue streams and account for them as a combined component with leasing revenue.  For leases in which the Company is the lessee, primarily consisting of a parking lot lease, laundry equipment lease, and office equipment leases, the Company recognized an initial right-of-use (ROU) asset and a lease liability equal to the present value of the minimum lease payments of approximately $526,000 at January 1, 2019.  The Company determines if an arrangement is a lease at inception.  The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Also allowable under the new standard (ASU No. 2018-11) is the option, which the Company has elected, to present the operating lease ROU asset and operating lease liabilities as of January 1, 2019 and not restate prior periods.  No cumulative impact adjustment was necessary to opening retained earnings as of January 1, 2019.  For certain equipment leases, such as copiers, the Company applied a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	For the Years Ended
	December 31,
	2019	2018	2017
Non-cash financing and investing activities:
Stock issued from distribution reinvestment plan	$24,499	$25,931	$27,114
Deferred financing costs, interest, and fees funded directly by mortgage notes	973	218	449
Repayments on borrowings through refinancing	58,350	29,586	—
Accrual for construction in progress	2,470	680	1,346
Lease liabilities arising from obtaining right-of-use assets	526	—	—
Non-cash activity related to sales:
Mortgage notes payable settled directly with proceeds from sale of rental property	61,041	18,713	26,976
Non-cash activity related to acquisitions:
Mortgage notes payable used to acquire real property	—	55,615	120,401
Cash paid during the period for:
Interest	$35,936	$34,262	$26,458

NOTE 4 – RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	December 31,
	2019	2018
Real estate taxes	$8,824	$10,426
Insurance	1,438	1,669
Capital improvements	2,042	2,763
Total	$12,304	$14,858

In addition, the Company had unrestricted cash designated for capital expenditures of approximately $12.1 million and $22.2 million as of December 31, 2019 and 2018, respectively.

NOTE 5 – RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	December 31,
	2019	2018
Land	$196,358	$200,848
Building and improvements	920,781	965,629
Furniture, fixtures and equipment	43,757	44,918
Construction in progress	2,831	1,325
	1,163,727	1,212,720
Less: accumulated depreciation	(225,583)	(194,777)
	$938,144	$1,017,943

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $53.8 million, $55.1 million, and $48.7 million, respectively.

(Back to Index)

(Back to Index)

NOTE 6 − OTHER INVESTMENTS

Loan held for investment, net:

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community.  The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both December 31, 2019 and December 31, 2018, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note, the Company's remaining loan held for investment at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Unpaid principal balance	$885	$912
Unamortized discount and acquisition costs	(76)	(119)
Net book value	$809	$793
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of December 31, 2019, it was not impaired.  There were no allowances for credit losses as of both December 31, 2019 and 2018. There were no charge-offs for the years ended December 31, 2019 and 2018.

NOTE 7 – ACQUISITIONS

Real Estate Investments

As of December 31, 2019, the Company owned 28 properties.

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

Properties acquired prior to January 1, 2018, were accounted for as business combinations.  The tables below present the total revenues, net loss, and acquisition costs of the Company's acquisitions during the year ended December 31, 2017 (dollars in thousands):

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

(Back to Index)

(Back to Index)

NOTE 8 – DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The following table presents details of our disposition and deconsolidation activity during the years ended December 31, 2019, 2018, and 2017 (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales price	Net Gains on Dispositions of Properties and Joint Venture Interests	Revenues Attributable to Properties Sold	Net Income (loss) Attributable to Properties Sold
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575	$2,151	$(1,431)
Pinehurst	Kansas City, MO	December 20, 2019	$12,310	$4,235	$1,427	$(460)
			$82,310	$38,810	$3,578	$(1,891)
2018 Dispositions:
Pheasant Run	Lee's Summit, MO	September 14, 2018	$16,400	$6,195	$1,167	$7
Retreat at Shawnee	Shawnee, KS	October 19, 2018	25,000	9,344	2,522	(68)
			$41,400	$15,539	$3,689	$(61)
2017 Dispositions:
Chisholm Place	Plano, Texas	May 10, 2017	$21,250	$6,922	$823	$(266)
Mosaic	Oklahoma City, Oklahoma	May 12, 2017	6,100	1,513	473	(72)
Deerfield	Hermantown, Minnesota	August 16, 2017	23,600	11,035	1,653	3
Stone Ridge	Columbia, South Carolina	September 27, 2017	10,534	3,265	1,291	(232)
			$61,484	$22,735	$4,240	$(567)

NOTE 9 – IDENTIFIED INTANGIBLE ASSETS, NET

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases.  The value of the acquired in-place leases totaled $14,000 and $26,000 as of December 31, 2019 and 2018, respectively, net of accumulated amortization of $27.1 million and $29.3 million, respectively.  Intangible lease assets were fully amortized as of December 31, 2019 and 2018.  Expected amortization for the antennae leases at the Vista Apartment Homes for the years ended December 31, 2020 and 2021 are $9,000 and $5,000, respectively, and none thereafter.  Amortization of the apartment unit rental and antennae leases for the years ended December 31, 2019, 2018, and 2017 was $12,500, $3.6 million, and $3.6 million respectively.

The following table presents the Company's expected amortization for the rental and antennae leases for the next five years ending December 31, and thereafter (in thousands):

2020	$9
2021	5
2022	—
2023	—
Thereafter	—
$14

(Back to Index)

(Back to Index)

NOTE 10 – GOODWILL

The following table presents a rollforward of the Company's activity in goodwill for the years ended December 31, 2019 and 2018 (in thousands):

Balance, January 1, 2018	$670
Activity - 2018: Sale of Retreat at Shawnee	(117)
Activity - 2018: Sale of Pheasant Run	(76)
Balance, December 31, 2018	$477
Activity - 2019: Sale of Pinehurst	(73)
Balance, December 31, 2019	$404

NOTE 11 – MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	December 31, 2019				December 31, 2018
Collateral	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,315	$—	$(68)	$14,247	$14,603	$—	$(104)	$14,499
Cannery Lofts	13,100	—	(108)	12,992	13,100	—	(136)	12,964
Trailpoint at the Woodlands	17,723	—	(121)	17,602	18,046	—	(154)	17,892
Verona Apartment Homes	32,970	—	(362)	32,608	32,970	—	(419)	32,551
Skyview Apartment Homes	28,400	—	(315)	28,085	28,400	—	(364)	28,036
Maxwell Townhomes	12,785	—	(53)	12,732	13,069	—	(81)	12,988
Pinehurst	—	—	—	—	7,220	—	(105)	7,115
Evergreen at Coursey Place	25,627	34	(32)	25,629	26,146	55	(54)	26,147
Pines of York	14,114	(112)	(21)	13,981	14,422	(173)	(33)	14,216
The Estates at Johns Creek	65,000	—	(589)	64,411	47,576	—	(170)	47,406
Perimeter Circle	26,115	—	(304)	25,811	26,115	—	(356)	25,759
Perimeter 5550	20,630	—	(279)	20,351	20,630	—	(327)	20,303
Aston at Cinco Ranch	22,032	—	(96)	21,936	22,497	—	(152)	22,345
Sunset Ridge 1	18,300	54	(43)	18,311	18,788	121	(96)	18,813
Sunset Ridge 2	2,768	7	(6)	2,769	2,831	16	(13)	2,834
Calloway at Las Colinas	32,938	—	(115)	32,823	33,681	—	(177)	33,504
South Lamar Village	21,000	—	(298)	20,702	11,909	—	(29)	11,880
Heritage Pointe	24,808	—	(201)	24,607	25,360	—	(242)	25,118
The Bryant at Yorba Linda	66,238	—	(87)	66,151	67,092	—	(301)	66,791
Point Bonita Apartment Homes	25,696	1,063	(183)	26,576	26,121	1,359	(233)	27,247
The Westside Apartments	35,838	—	(293)	35,545	36,624	—	(341)	36,283
Tech Center Square	11,730	—	(101)	11,629	11,933	—	(132)	11,801
Williamsburg	—	—	—	—	53,995	—	(582)	53,413
Retreat at Rocky Ridge	11,221	—	(145)	11,076	11,375	—	(183)	11,192
Providence in the Park	46,398	—	(345)	46,053	47,000	—	(434)	46,566
Green Trails Apartment Homes	60,998	—	(451)	60,547	61,500	—	(559)	60,941
Meridian Pointe	39,277	—	(402)	38,875	39,500	—	(495)	39,005
Terraces at Lake Mary	32,110	—	(259)	31,851	32,250	—	(318)	31,932
Courtney Meadows Apartments	27,100	—	(257)	26,843	27,100	—	(311)	26,789
Addison at Sandy Springs	22,750	—	(244)	22,506	22,750	—	(292)	22,458
Bristol at Grapevine	32,922	—	(306)	32,616	32,922	—	(365)	32,557
	$804,903	$1,046	$(6,084)	$799,865	$847,525	$1,378	$(7,558)	$841,345

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net, at December 31, 2019 (in thousands, except percentages):

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	4.05%	(1)(5)	$80	$32
Cannery Lofts	11/1/2023	4.30%	(1)(3)	55	23
Trailpoint at the Woodlands	11/1/2023	4.17%	(1)(4)	96	46
Verona Apartment Homes	10/1/2026	4.12%	(1)(3)	137	43
Skyview Apartment Homes	10/1/2026	4.12%	(1)(3)	118	31
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	80
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	51
Pines of York	12/1/2021	4.46%	(2)(5)	80	29
The Estates at Johns Creek	11/25/2026	3.01%	(1)(5)(6)	165	—
Perimeter Circle	1/1/2026	3.26%	(1)(3)	82	46
Perimeter 5550	1/1/2026	3.26%	(1)(3)	65	34
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026	3.06%	(1)(3)(6)	61	—
Heritage Pointe	4/1/2025	3.64%	(1)(4)	131	56
The Bryant at Yorba Linda	6/1/2020	3.51%	(1)(3)	289	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026	3.88%	(1)(3)	196	82
Tech Center Square	6/1/2023	4.34%	(1)(5)	66	25
Retreat at Rocky Ridge	1/1/2024	4.22%	(1)(3)	59	24
Providence in the Park	2/1/2024	4.06%	(1)(3)	240	149
Green Trails Apartment Homes	6/1/2024	3.75%	(1)(3)	303	81
Meridian Pointe	8/1/2024	3.66%	(1)(3)	193	81
Terraces at Lake Mary	9/1/2024	3.67%	(1)(3)	158	63
Courtney Meadows Apartments	1/1/2025	3.60%	(1)(3)	128	71
Addison at Sandy Springs	5/1/2025	3.52%	(1)(3)	96	42
Bristol at Grapevine	5/1/2025	3.47%	(1)(3)	110	104

(1)	Variable rate based on one-month LIBOR of 1.76250% (as of December 31, 2019) plus applicable margin.
(2)	Fixed rate.
(3)	Monthly interest-only payment currently required.
(4)	Monthly fixed principal plus interest payment required.
(5)	Fixed monthly principal and interest payment required.
(6)	New debt placed during the year ended December 31, 2019.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Pinehurst, Evergreen at Coursey Place, Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at fair value. The premium or discount is amortized over the remaining term of the loans and included in interest expense.  For the years ended December 31, 2019, 2018, and 2017, interest expense was reduced by $333,000, $345,000, and $465,000, respectively, for the amortization of the premium or discount.

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

2020	$96,459
2021	101,796
2022	36,053
2023	75,451
2024	183,304
Thereafter	311,840
$804,903

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met.  The Bryant at Yorba Linda mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants.  During the twelve months ended December 31, 2018, the Company paid $50,000 to the lender in connection with an amendment to the loan agreement to modify the debt service coverage ratio covenant.  The Company was in compliance with all covenants related to this loan as of December 31, 2019.

The Company refinanced the loans on Perimeter Circle and Perimeter 5550 during the year ended December 31, 2018.  As a result, $51,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the year ended December 31, 2018.

The Company refinanced the loans on South Lamar and Estates at Johns Creek during the year ended December 31, 2019. As a result, approximately $69,000 of loss on extinguishment of debt was included in interest expense on the consolidated statement of operations for the year ended December 31, 2019.  Both refinanced mortgage loans include net worth, liquidity, and debt service coverage ratio covenants; the Company was in compliance with all covenants related to these loans as of December 31, 2019.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the years ended December 31, 2019, 2018, and 2017, $2.3 million, $1.8 million, and $1.9 million, respectively, of amortization of deferred financing costs were included in interest expense. Accumulated amortization as of December 31, 2019 and 2018 was $5.6 million and $5.2 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter (in thousands):

2020	$1,458
2021	1,268
2022	1,072
2023	1,012
2024	682
Thereafter	592
$6,084

(Back to Index)

(Back to Index)

NOTE 12 – LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease, a laundry equipment lease, and office equipment leases.  These operating leases have remaining terms ranging from less than one year to four years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability. As of December 31, 2019, the payments due under the contractually-obligated portion of these leases totaled $409,000. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of December 31, 2019, the weighted average remaining lease term was 3.2 years and the weighted average discount rate was 4.31% for the Company’s operating leases. As of December 31, 2019, the Company included approximately $381,000 in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities. The Company’s lease expense for the year ended December 31, 2019 was approximately $162,300, which is included in rental operating expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending December 31, and thereafter (in thousands):

2020	$144
2021	118
2022	92
2023	55
2024	—
Thereafter	—
$409

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

Balance, January 1, 2017	$(345)
Reclassification adjustment for realized loss on designated derivatives	163
Unrealized loss on designated derivatives	(380)
Balance, December 31, 2017	(562)
Reclassification adjustment for realized loss on designated derivatives	203
Unrealized loss on designated derivatives	(115)
Balance, December 31, 2018	(474)
Reclassification adjustment for realized loss on designated derivatives	344
Unrealized loss on designated derivatives	(88)
Balance, December 31, 2019	$(218)

(Back to Index)

(Back to Index)

NOTE 14 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI and C-III

Property loss pool.  Until February 28, 2019, the Company's properties participated in a property loss self-insurance pool with other properties directly and indirectly managed by RAI and C-III, which was backed by a catastrophic insurance policy. The pool covered losses up to $2.5 million, after a $25,000 deductible per incident. Claims beyond the insurance pool limits would be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident depending on the location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.

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

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million.  The Company paid premiums of $269,911 in connection with this insurance program during the year ended December 31, 2019 for an annual policy through September 2020.

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Advisor

In September 2009, the Company entered into an advisory agreement (the “Advisory Agreement”) pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement was amended in January 2010 and further amended in January 2011, March 2015, and September 2019.  The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors.  The Company further amended and renewed the Advisory Agreement for another year on September 11, 2019.  Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

(Back to Index)

(Back to Index)

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

The following table presents the Company's amounts payable to and amounts receivable from such related parties (in thousands):

	As of December 31,
	2019	2018
Due from related parties:
RAI and affiliates	$236	$123
Due to related parties:
Advisor:
Operating expense reimbursements	35	55
Manager:
Property management fees	521	520
Construction management fees	119	—
Operating expense reimbursements	8	344
	$683	$919

(Back to Index)

(Back to Index)

The following table presents the Company's fees earned by and expenses paid to such related parties (in thousands):

	For the Years Ended
	December 31,
	2019	2018	2017
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$1,697	$3,670
Asset management fees (2)	12,498	12,904	11,352
Disposition fees (3)	453	136	361
Debt financing fees (4)	116	350	1,036
Overhead allocation (5)	3,663	4,467	4,442
Internal audit fees (5)	108	102	69
Manager :
Property management fees (2)	$6,034	$6,229	$5,567
Construction management fees (6)	500	790	764
Construction payroll reimbursements (6)	97	178	191
Acquisition-related reimbursements (1)	—	53	—
Operating expense reimbursements (7)	184	443	1,015
Debt servicing fees (2)	2	2	2
Other:
The Planning & Zoning Resource Company (4)	$2	$2	$4
Graphic Images (5)	—	6	9

(1)

For the year ended December 31, 2017, Acquisition fees are included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss).  For the year ended December 31, 2018, Acquisition fees are capitalized and included in Rental Properties, net on the consolidated balance sheet.

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

(Back to Index)

(Back to Index)

NOTE 15 – EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding.

Common Stock

As of December 31, 2019, the Company had an aggregate of 69,467,689 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	16,432,119	168,934
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,329,073	$803,748
Shares redeemed and retired	(12,861,384)
Total shares issued and outstanding as of December 31, 2019	69,467,689

(1)	Includes 276,056 shares held by the Advisor.

Convertible Stock

As of December 31, 2019 and 2018, the Company had 49,935 and 49,989 shares of $0.01 par value convertible stock outstanding.  The Advisor and affiliated persons owned 49,063 shares and outside investors own 872 shares at December 31, 2019.  In 2017, the Company repurchased and retired five shares.  The convertible stock will convert into shares of the Company’s common stock upon the occurrence of  (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of December 31, 2019, no Triggering Event has occurred or was probable to occur.

Redemption of Securities

During the year ended December 31, 2019, the Company redeemed shares of its outstanding common stock pursuant to its share redemption program as follows (in thousands, except per share data):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share
January 2019	—	—
February 2019	—	—
March 2019	789	$10.29
April 2019	—	—
May 2019	—	—
June 2019	515	$10.35
July 2019	—	—
August 2019	—	—
September 2019	1,469	$10.32
October 2019	—	—
November 2019	—	—
December 2019	536	$10.33
3,309

(1)With the exception of 4,444 shares redeemed outside of the Company’s share redemption program in September 2019, and shares repurchased pursuant to a rescission right as described below, all purchases of equity securities by the Company during the twelve months ended December 31, 2019 were made pursuant to the Company's share redemption program.

As of December 31, 2019, the Company has no outstanding and unfulfilled redemption requests.

Effective March 20, 2020, the share redemption program is only available for redemptions submitted in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility.  In addition, pursuant to the terms of the share redemption program, the Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption.  The Company's Board of Directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.

The Company currently redeems shares submitted in connection with a stockholder’s death, qualifying disability, or confinement to a long-term care facility at a purchase price of $11.10 per share, which is equal to the current net asset value per share redeemed.

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

(Back to Index)

(Back to Index)

Additional Repurchases of Securities

To address a ministerial error in connection with the issuance of securities pursuant to the Company’s distribution reinvestment plan during the period from June 8, 2017 through June 28, 2019 in certain jurisdictions, the Company repurchased 33,415 shares at an average price of $10.83 per share pursuant to a rescission right available to investors in such jurisdictions.

Distributions

For the year ended December 31, 2019, the Company paid aggregate distributions of $42.0 million, including $17.5 million of distributions paid in cash and $24.5 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
January 30, 2019	$0.05	January 31, 2019	$2,108	$1,414	$3,522
February 27, 2019	0.05	February 28, 2019	2,100	1,431	3,531
March 28, 2019	0.05	March 29, 2019	2,090	1,413	3,503
April 29, 2019	0.05	April 30, 2019	2,082	1,430	3,512
May 30, 2019	0.05	May 31, 2019	2,084	1,439	3,523
June 27, 2019	0.05	June 28, 2019	2,069	1,438	3,507
July 30, 2019	0.05	July 31, 2019	1,740	1,777	3,517
August 29, 2019	0.05	August 30, 2019	2,066	1,459	3,525
September 27, 2019	0.05	September 30, 2019	2,043	1,419	3,462
October 30, 2019	0.05	October 31, 2019	2,042	1,430	3,472
November 26, 2019	0.05	November 27, 2019	2,043	1,439	3,482
December 30, 2019	0.05	December 31, 2019	2,032	1,432	3,464
	$0.60		$24,499	$17,521	$42,020

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

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Interest rate caps	$—	$20	$—	$20
	$—	$20	$—	$20
December 31, 2018
Assets:
Interest rate caps	$—	$28	$—	$28
	$—	$28	$—	$28

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$809	$938	$793	$948
Mortgage notes payable- outstanding borrowings	$(804,903)	$(790,413)	$(847,525)	$(840,914)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 21 interest rate caps that were designated as cash flow hedges.  Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2019 and December 31, 2018 the Company had a loss of $344,000 and $203,000, respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At December 31, 2019, the Company estimates that an additional $123,172 will be reclassified as an increase to interest expense over the next 12 months.

The following table presents the Company’s outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2019 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional	Maturity Dates
Interest Rate Caps	21	$576,727	January 1, 2020 to April 1, 2023

(Back to Index)

(Back to Index)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

Asset Derivatives				Liability Derivatives
December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$20	Prepaid expenses and other assets	$28	—	$—	—	$—

NOTE 18 – OPERATING EXPENSES

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended December 31, 2019 were in compliance with the charter imposed limitation.

NOTE 19 – INSURANCE PROCEEDS IN EXCESS OF COST BASIS

For the year ended December 31, 2019, there were $570,000 of insurance proceeds in excess of cost basis included on the consolidated statements of operations and comprehensive income (loss).  The Company received approximately $611,000 of proceeds from insurers, net of expenses, largely due to incidents that occurred in 2018 at The Westside Apartments and Calloway at Las Colinas.

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

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2019	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$34,972	$33,559	$33,540	$33,474
Net income (loss) attributable to common stockholders	23,181	(9,807)	(9,641)	(5,480)
Basic and diluted net income (loss) per common share	$0.33	$(0.14)	$(0.14)	$(0.07)

Quarterly Results for 2018	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$32,649	$35,127	$36,302	$35,327
Net loss attributable to common stockholders	(10,949)	(12,229)	(5,631)	(1,765)
Basic and diluted net loss per common share	$(0.15)	$(0.17)	$(0.09)	$(0.02)

(Back to Index)

(Back to Index)

NOTE 21 – SUBSEQUENT EVENTS

On January 21, 2020, the Company's Board of Directors declared a $0.05 per share cash distribution to its common stockholders of record at the close of business on each of the following dates: January 30, 2020, February 27, 2020 and March 30, 2020. Such distributions were or are to be paid on January 31, February 28, and March 31, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. The resulting restrictions on travel and quarantines imposed have had a negative impact on the U.S. economy and business activity globally, the full impact of which is not yet known and may result in an adverse impact to the Company’s investments and operating results.

The Company has evaluated subsequent events and determined that no events have occurred, other than those disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2019

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company Buildings and Land Improvements	Cost capitalized subsequent to acquisition Improvements Carrying Costs	Gross Amount at which carried at close of Buildings and Land Improvements Total period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
Real estate owned:
Residential	$14,315	$11,076	$4,949	$16,025	$(5,897)	1961	6/17/2011	3 - 27.5 years
Philadelphia, PA			-	0
Residential	13,100	8,273	2,174	10,447	(3,601)	1838	5/13/2011	3 - 27.5 years
Dayton, OH			-	-
Residential	11,221	8,064	3,781	11,845	(4,002)	1986	4/18/2013	3 - 27.5 years
Hoover, AL			-	-
Residential	17,723	26,496	4,755	31,251	(9,550)	1981	6/24/2013	3 - 27.5 years
Houston, TX			-	-
Residential	35,838	31,001	6,308	37,309	(10,365)	1984	7/25/2013	3 - 27.5 years
Plano, TX			-	-
Residential	11,730	17,583	2,957	20,540	(6,123)	1985	9/9/2013	3 - 27.5 years
Newport News, VA			-	-
Residential	32,970	23,321	10,175	33,496	(8,643)	1985	9/30/2013	3 - 27.5 years
Littleton, CO			-	-
Residential	28,400	29,509	(1,260)	28,249	(7,858)	1985	9/30/2013	3 - 27.5 years
Westminster, CO			-	-
Residential	12,785	21,831	6,816	28,647	(10,064)	1982	12/16/2013	3 - 27.5 years
San Antonio, TX			-	-
Residential	39,277	32,142	5,667	37,809	(10,426)	1988	12/20/2013	3 - 27.5 years
Burnsville, MN			-	-
Residential	65,000	69,111	10,240	79,351	(20,321)	1999	3/28/2014	3 - 27.5 years
Alpharetta, GA			-	-
Residential	25,627	42,001	1,289	43,290	(10,797)	2003	5/5/2014	3 - 27.5 years
Baton Rouge, LA			-	-
Residential	26,115	28,911	3,635	32,546	(7,779)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA			-	-
Residential	20,630	21,796	3,550	25,346	(6,208)	1995	5/19/2014	3 - 27.5 years
Atlanta, GA			-	-
Residential	22,032	31,385	3,448	34,833	(8,151)	2000	6/26/2014	3 - 27.5 years
Katy, TX			-	-
Residential	21,068	34,554	6,491	41,045	(9,152)	1949	9/4/2014	3 - 27.5 years
San Antonio, TX			-	-
Residential	32,938	47,075	8,892	55,967	(13,260)	1984	9/29/2014	3 - 27.5 years
Irving, TX			-	-
Residential	14,114	21,204	923	22,127	(4,763)	1974	11/25/2014	3 - 27.5 years
Yorktown, VA			-	-
Residential	21,000	23,370	5,535	28,905	(6,522)	1981	2/26/2015	3 - 27.5 years
Austin, TX			-	-
Residential	24,808	35,070	8,053	43,123	(8,945)	1986	3/19/2015	3 - 27.5 years
Gilbert, AZ			-	-
Residential	66,238	116,036	13,815	129,851	(17,684)	1986	6/1/2015	3 - 27.5 years
Orange County, CA			-	-
Residential	25,696	50,365	6,578	56,943	(7,869)	1988	6/16/2015	3 - 27.5 years
Chula Vista, CA			-	-
Residential	46,397	61,490	3,918	65,408	(8,057)	1997	12/22/2016	3 - 27.5 years
Arlington, TX			-	-
Residential	60,999	77,128	2,102	79,230	(7,100)	1988	5/31/2017	3 - 27.5 years
Lisle, IL			-	-

(Back to Index)

(Back to Index)

Residential	32,110	43,132	1,765	44,897	(3,827)	1998	8/31/2017	3 - 27.5 years
Lake Mary, FL			-	-
Residential	27,100	40,508	1,640	42,148	(2,964)	2001	12/20/2017	3 - 27.5 years
Jacksonville, FL			-	-
Residential	22,750	33,260	2,612	35,872	(2,385)	1986	4/17/2018	3 - 27.5 years
Sandy Springs, GA			-	—
Residential	32,922	43,626	3,601	47,227	(3,270)	1978	4/25/2018	3 - 27.5 years
Grapevine, TX			-	-
	$804,903	$1,029,318	$134,409	$1,163,727	$(225,583)

	For the Years Ended
	December 31,
	2019	2018	2017
Investments in Rental Properties:
Balance, beginning of the period	$1,212,720	$1,146,597	$1,010,264
Acquisitions	—	76,886	160,767
Improvements, etc.	14,423	21,499	21,592
Dispositions during the period	(63,416)	(32,262)	(46,026)
Balance, close of the period	$1,163,727	$1,212,720	$1,146,597
Accumulated depreciation:
Balance, beginning of the period	$(194,777)	$(147,708)	$(107,810)
Sales	22,075	6,972	8,146
Disposals	921	1,059	685
Depreciation	(53,802)	(55,100)	(48,729)
Balance, close of the period	$(225,583)	$(194,777)	$(147,708)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

SCHEDULE IV

Mortgage Loans on Real Estate

December 31, 2019

(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Residential Columbia City, IN	Fixed interest rate of 7.5%	10/28/2021	N/A	N/A	$891	$809	$—
					$891	$809	$—

Year Ended
December 31, 2019
Balance, beginning of the period	$793
Interest accretion	44
Principal reductions	(28)
Balance, end of the period	$809

(Back to Index)