Form 10-Q
period 2020-03-31
Resource Real Estate Opportunity REIT, Inc.
filed 2020-05-11
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, there were 70,026,413 shares of common stock of Resource Real Estate Opportunity REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$927,762	$938,144
Loan held for investment, net	811	809
Identified intangible assets, net	11	14
Total investments	928,584	938,967
Cash	43,854	49,534
Restricted cash	6,887	12,304
Subtotal- cash and restricted cash	50,741	61,838
Due from related parties	16	236
Tenant receivables, net	212	189
Deposits	219	220
Prepaid expenses and other assets	6,662	2,853
Goodwill	404	404
Operating lease right-of-use assets	169	381
Total assets	$987,007	$1,005,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$797,601	$799,865
Accounts payable	859	235
Accrued expenses and other liabilities	8,791	8,430
Accrued real estate taxes	5,658	9,086
Due to related parties	1,014	683
Tenant prepayments	946	1,087
Security deposits	2,542	2,506
Operating lease liabilities	169	381
Total liabilities	$817,580	$822,273
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 70,026,413 and 69,467,689 shares issued and outstanding, respectively)	700	695
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,935 shares issued and outstanding)	1	1
Additional paid-in capital	622,244	616,465
Accumulated other comprehensive loss	(120)	(218)
Accumulated deficit	(453,398)	(434,128)
Total stockholders’ equity	169,427	182,815
Total liabilities and stockholders' equity	$987,007	$1,005,088

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income	$33,376	$34,878
Interest and dividend income	58	94
Total revenues	33,434	34,972
Expenses:
Rental operating - expenses	6,360	6,611
Rental operating - payroll	2,975	3,556
Rental operating - real estate taxes	4,388	4,384
Subtotal - Rental operating expenses	13,723	14,551
Acquisition fees	113	—
Management fees	4,583	4,756
General and administrative	2,686	2,772
Loss on disposal of assets	109	151
Depreciation and amortization expense	13,161	13,597
Total expenses	34,375	35,827
Loss before net gains on dispositions	(941)	(855)
Net gain on disposition of property	—	34,575
(Loss) Income before other income (expense)	(941)	33,720
Other income (expense):
Interest expense	(7,880)	(11,075)
Insurance proceeds in excess of cost basis	—	536
Total other (expense) income	(7,880)	(10,539)
Net (loss) income	$(8,821)	$23,181
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	44	172
Designated derivatives, fair value adjustments	54	(28)
Total other comprehensive (loss) income	98	144
Comprehensive (loss) income	$(8,723)	$23,325

Weighted average common shares outstanding	69,670	70,557
Basic and diluted loss (income) per common share:
Net (loss) income per common share	$(0.13)	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	69,468	$695	50	$1	$616,465	$(218)	$(434,128)	$182,815
Common stock issued through the distribution reinvestment plan	586	6	—	—	6,079	—	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)
Common stock redemptions	(28)	(1)	—	—	(300)	—	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)
Balance at March 31, 2020	70,026	$700	50	$1	$622,244	$(120)	$(453,398)	$169,427

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	70,428	$704	50	$1	$626,436	$(474)	$(390,361)	$236,306
Common stock issued through the distribution reinvestment plan	613	6	—	—	6,292	—	—	6,298
Distributions declared	—	—	—	—	—	—	(10,556)	(10,556)
Common stock redemptions	(789)	(8)	—	—	(8,094)	—	—	(8,102)
Other comprehensive income	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	23,181	23,181
Balance at March 31, 2019	70,252	$702	50	$1	$624,634	$(330)	$(377,736)	$247,271

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8,821)	$23,181
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on disposal of assets	109	151
Casualty losses (gains)	12	(609)
Net gain on disposition of property	—	(34,575)
Depreciation and amortization	13,161	13,597
Amortization of deferred financing costs	396	995
Amortization of debt premium (discount)	(82)	(83)
Realized loss on change in fair value of interest rate cap	44	172
Accretion of discount and direct loan fees and costs	(6)	(13)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(23)	90
Deposits	1	—
Prepaid expenses and other assets	(3,740)	(1,762)
Due to/from related parties, net	551	(99)
Accounts payable and accrued expenses	(3,679)	(4,597)
Tenant prepayments	(141)	103
Security deposits	36	36
Net cash used in operating activities	(2,182)	(3,413)
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	—	12,897
Insurance proceeds received for casualty losses	131	609
Capital expenditures	(1,792)	(2,905)
Principal payments received on loans held for investment	4	8
Net cash (used in) provided by investing activities	(1,657)	10,609
Cash flows from financing activities:
Redemptions of common stock	(301)	(8,102)
Principal repayments on mortgages	(2,578)	(2,100)
Purchase of interest rate caps	(15)	(23)
Distributions paid on common stock	(4,364)	(4,258)
Net cash used in financing activities	(7,258)	(14,483)
Net decrease in cash and restricted cash	(11,097)	(7,287)
Cash and restricted cash at beginning of period	61,838	78,621
Cash and restricted cash at end of period	$50,741	$71,334
Reconciliation to consolidated balance sheets
Cash	$43,854	$63,382
Restricted cash	6,887	7,952
Cash and restricted cash at end of period	$50,741	$71,334

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2019 and 2018, the Company issued approximately 4.9 million additional shares for $50.4 million pursuant to its distribution reinvestment plan. During the three months ended March 31, 2020, the Company issued approximately 586,500 additional shares for $6.1 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 17, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

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
		8,487

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

Concentration of Risk

At March 31, 2020, the Company's real estate investments in Texas, California, and Georgia represented 31%, 17%, and 15%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments

(Back to Index)

(Back to Index)

in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Adoption of New Accounting Standards

 In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held.  The Company adopted the standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment", which alters the current goodwill impairment testing procedures to eliminate Step 2. Step 2 required that, if the carrying amount of a reporting unit exceeded its fair value, the implied fair value of the goodwill must be compared to the carrying amount in order to determine impairment.  The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB ASC 820, “Fair Value Measurement” (“ASC 820”). The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU No. 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842 Leases.  The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022.  During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of March 31, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

Improvements and replacements in excess of $1,000 are capitalized when they have a useful life greater than or equal to one year.  Construction management fees (further discussed in Note 12) are capitalized along with the related asset. Costs of repairs and maintenance are expensed as incurred.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of March 31, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator.  The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not recoverable as of March 31, 2020.  There were no impairment losses recorded on long-lived assets during the three months ended March 31, 2020 and 2019.

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

(Back to Index)

(Back to Index)

Company accounts for the real estate receivable on the cost recovery method.  Under the cost recovery method of accounting, no income is recognized until the basis of the loan held for investment has been fully recovered.

Allocation of the Purchase Price of Acquired and Foreclosed Assets

Acquisitions that do not meet the definition of a business under FASB Update No. 2017-01 are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered business combinations, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three months ended March 31, 2020.

(Back to Index)

(Back to Index)

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $56.2 million and $679,000 for the 12 month periods ending March 31, 2021 and 2022, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $484,500, $457,600, $275,800, $166,800, and $150,400 for the 12 month periods ending March 31, 2021 through March 31, 2025, respectively, and $1.4 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company also has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2020 and December 31, 2019, is deferred revenue for contracts with cable providers in the amounts of $833,000 and $596,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the three months ended March 31, 2020, approximately $34,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis.  Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30.  For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  As of March 31, 2020 and December 31, 2019, there were allowances for uncollectible receivables of approximately $23,400 and $49,000, respectively.

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of March 31, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the shares of convertible stock (see Note 13) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of March 31, 2020 (were such date to represent the end of the contingency period).

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to the current-year presentation.  The impact of the reclassifications made to prior year amounts are not material and did not affect net income (loss).

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$6,085	$6,298
Accruals for construction in progress	1,236	990
Lease liabilities arising from obtaining right-of-use assets	—	526
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	—	53,936
Cash paid during the period for:
Interest	$7,741	$9,996

(Back to Index)

(Back to Index)

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	March 31, 2020	December 31, 2019
Real estate taxes	$4,050	$8,824
Insurance	904	1,438
Capital improvements	1,933	2,042
Total	$6,887	$12,304

In addition, the Company had unrestricted cash designated for capital expenditures of $17.9 million and $12.1 million as of March 31, 2020 and, December 31, 2019 respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	March 31, 2020	December 31, 2019
Land	$196,358	$196,358
Building and improvements	923,209	920,781
Furniture, fixtures and equipment	44,654	43,757
Construction in progress	2,062	2,831
	1,166,283	1,163,727
Less: accumulated depreciation	(238,521)	(225,583)
	$927,762	$938,144

Depreciation expense for the three months ended March 31, 2020 and 2019 was $13.2 million and $13.6 million, respectively.

NOTE 6 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both March 31, 2020 and December 31, 2019, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Unpaid principal balance	$881	$885
Unamortized discount and acquisition costs	(70)	(76)
Net book value	$811	$809
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of March 31, 2020, it was not impaired.  There were no allowances for credit losses as of both March 31, 2020 and December 31, 2019. There were no charge-offs for both the three months ended March 31, 2020 and 2019.

(Back to Index)

(Back to Index)

NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company had no property dispositions during the three months ended March 31, 2020 and one property disposition during the three months ended March 31, 2019. The following table presents details of the Company's disposition activity during the three months ended March 31, 2019 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended March 31, 2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	3/8/2019	$70,000	$34,575

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three months ended March 31, 2019 (in thousands):

	Revenues Attributable to Property Sold	Net Loss Attributable to Property Sold
Multifamily Community	Three Months Ended March 31, 2019	Three Months Ended March 31, 2019
2019 Dispositions:
Williamsburg	$2,168	$(1,455)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment unit rental and antennae leases. The net carrying value of the acquired in-place leases totaled $11,000 and $14,000 as of March 31, 2020 and December 31, 2019, respectively, net of accumulated amortization of $27.1 million for both periods.  The weighted-average remaining life of the acquired apartment unit rental leases was zero months for both March 31, 2020 and December 31, 2019.  Amortization of the apartment unit rental and antennae leases for the three months ended March 31, 2020 and 2019 was approximately $3,100 and $3,000, respectively. Expected amortization for the antennae leases at the Vista Apartment Homes for the years ended March 31, 2021 and 2022 are $7,000 and $4,000, respectively, and none thereafter.

The following table presents the Company's expected amortization for the rental and antennae leases for the next five 12-month periods ending March 31, and thereafter (in thousands):

2021	$7
2022	4
2023	—
2024	—
2025	—
Thereafter	—
$11

As of both March 31, 2020 and December 31, 2019, the Company had $404,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)

NOTE 9 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	March 31, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,234	$—	$(59)	$14,175	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(100)	13,000	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,643	—	(113)	17,530	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(348)	32,622	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(302)	28,098	28,400	—	(315)	28,085
Maxwell Townhomes	12,711	—	(46)	12,665	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,492	28	(27)	25,493	25,627	34	(32)	25,629
Pines of York	14,034	(98)	(18)	13,918	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(567)	64,433	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(291)	25,824	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(267)	20,363	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,912	—	(82)	21,830	22,032	—	(96)	21,936
Sunset Ridge 1	18,174	38	(30)	18,182	18,300	54	(43)	18,311
Sunset Ridge 2	2,751	5	(4)	2,752	2,768	7	(6)	2,769
Calloway at Las Colinas	32,747	—	(100)	32,647	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(287)	20,713	21,000	—	(298)	20,702
Heritage Pointe	24,671	—	(191)	24,480	24,808	—	(201)	24,607
The Bryant at Yorba Linda	66,016	—	(36)	65,980	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,585	991	(170)	26,406	25,696	1,063	(183)	26,576
The Westside Apartments	35,641	—	(282)	35,359	35,838	—	(293)	35,545
Tech Center Square	11,672	—	(93)	11,579	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,172	—	(136)	11,036	11,221	—	(145)	11,076
Providence in the Park	46,192	—	(323)	45,869	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,718	—	(425)	60,293	60,998	—	(451)	60,547
Meridian Pointe	39,095	—	(379)	38,716	39,277	—	(402)	38,875
Terraces at Lake Mary	31,963	—	(245)	31,718	32,110	—	(259)	31,851
Courtney Meadows Apartments	27,015	—	(244)	26,771	27,100	—	(257)	26,843
Addison at Sandy Springs	22,750	—	(232)	22,518	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(291)	32,631	32,922	—	(306)	32,616
	$802,325	$964	$(5,688)	$797,601	$804,903	$1,046	$(6,084)	$799,865

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of March 31, 2020:

Collateral	Maturity Date		Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022		3.28%	(1)(5)	$80	$32
Cannery Lofts	11/1/2023		3.53%	(1)(3)	60	23
Trailpoint at the Woodlands	11/1/2023		3.40%	(1)(4)	95	46
Verona Apartment Homes	10/1/2026		3.35%	(1)(3)	150	43
Skyview Apartment Homes	10/1/2026		3.35%	(1)(3)	129	31
Maxwell Townhomes	1/1/2022		4.32%	(2)(5)	71	80
Evergreen at Coursey Place	8/1/2021		5.07%	(2)(5)	154	51
Pines of York	12/1/2021		4.46%	(2)(5)	80	29
The Estates at Johns Creek	11/25/2026		2.24%	(1)(5)	162	—
Perimeter Circle	1/1/2026		2.49%	(1)(3)	82	46
Perimeter 5550	1/1/2026		2.49%	(1)(3)	65	34
Aston at Cinco Ranch	10/1/2021		4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020		4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020		4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021		3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026		2.29%	(1)(3)	61	—
Heritage Pointe	4/1/2025		2.87%	(1)(4)	131	56
The Bryant at Yorba Linda	6/1/2020	(6)	2.74%	(1)(3)	289	—
Point Bonita Apartment Homes	10/1/2023		5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026		3.11%	(1)(3)	195	82
Tech Center Square	6/1/2023		3.57%	(1)(5)	66	25
Retreat at Rocky Ridge	1/1/2024		3.45%	(1)(3)	59	24
Providence in the Park	2/1/2024		3.29%	(1)(3)	240	149
Green Trails Apartment Homes	6/1/2024		2.98%	(1)(3)	303	81
Meridian Pointe	8/1/2024		2.89%	(1)(3)	193	81
Terraces at Lake Mary	9/1/2024		2.90%	(1)(3)	158	63
Courtney Meadows Apartments	1/1/2025		2.83%	(1)(3)	131	71
Addison at Sandy Springs	5/1/2025		2.75%	(1)(3)	104	42
Bristol at Grapevine	5/1/2025		2.70%	(1)(3)	109	104

(1)Variable rate based on one-month LIBOR of 0.99288% (as of March 31, 2020) plus a fixed margin.

(2)Fixed rate.

(3)Monthly interest-only payment currently required.

(4)Monthly fixed principal plus interest payment required.

(5)Fixed monthly principal and interest payment required.

(6)The Bryant at Yorba Linda mortgage was refinanced for $76.0 million on April 15, 2020 with a new maturity date of April 15, 2027.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Evergreen at Coursey Place and Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended March 31, 2020 and 2019, interest expense was reduced by $82,000 and $83,000, respectively, for the amortization of the premium or discount.

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

2021	$96,720
2022	127,367
2023	10,774
2024	128,350
2025	153,566
Thereafter	285,548
$802,325

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

The Company may borrow an additional $7.5 million on the mortgage secured by The Bryant at Yorba Linda when certain debt service coverage and loan to value criteria are met. The Bryant at Yorba Linda mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants.  The Company was in compliance with all covenants related to this loan as of March 31, 2020. The Bryant at Yorba Linda mortgage was refinanced on April 15, 2020.  See Note 17, “Subsequent Events” for further details.

The Company refinanced the loans on South Lamar and Estates at Johns Creek during the year ended December 31, 2019. Both refinanced mortgage loans include net worth, liquidity, and debt service coverage ratio covenants; the Company was in compliance with all covenants related to these loans as of March 31, 2020.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2020 and March 31, 2019, $396,000 and $1.0 million, respectively, of amortization of deferred financing costs was included in interest expense.  Accumulated amortization as of March 31, 2020 and December 31, 2019 was $6.0 million and $5.6 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending March 31, and thereafter (in thousands):

2021	$1,383
2022	1,213
2023	1,067
2024	954
2025	601
Thereafter	470
$5,688

NOTE 10 - LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease, a laundry equipment lease, and office equipment leases.  These operating leases have remaining terms ranging from less than one year to four years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of March 31, 2020, the payments due under the contractually-obligated portion of these leases totaled $177,000. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of March 31, 2020, the weighted average remaining lease term was 2.4 years and the weighted average discount rate was 4.20% for the Company’s operating leases. As of March 31, 2020, the Company included approximately $169,000 in its

(Back to Index)

(Back to Index)

consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.  The Company’s lease expense for the three months ended March 31, 2020 and 2019 was approximately $36,200 and $41,000, respectively, which is included in rental operating expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending March 31, and thereafter (in thousands):

2021	$87
2022	51
2023	36
2024	3
2025	—
Thereafter	—
$177

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	44
Designated derivatives, fair value adjustments	54
Balance, March 31, 2020	$(120)

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	172
Designated derivatives, fair value adjustments	(28)
Balance, March 31, 2019	$(330)

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

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	March 31, 2020	December 31, 2019
Due from related parties:
RAI and affiliates	$16	$236
Due to related parties:
Advisor:
Operating expense reimbursements	386	35
Manager:
Property management fees	502	521
Construction management fees	126	119
Other operating expense reimbursements	—	8
	$1,014	$683

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended March 31,
	2020	2019
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$113	$—
Asset management fees (2)	3,091	3,198
Disposition fees (3)	—	330
Overhead allocation (4)	1,172	1,050
Internal audit (4)	28	27
Manager:
Property management fees (2)	$1,491	$1,558
Construction management fees (5)	126	105
Construction payroll reimbursements (5)	—	36
Operating expense reimbursements (6)	—	117
Debt servicing fees (2)	1	—

(1)

Included in Acquisition Fees on the consolidated statements of operations and comprehensive income (loss). This amount represents the net acquisition fee paid to the Advisor during the three months ended March 31, 2020 for additional capital funding contributed to the properties.

(2)Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive (loss) income.

(4)Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(5)Capitalized and included in Rental Properties, net on the consolidated balance sheets.

(6)Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

NOTE 13 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of March 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

Common Stock

As of March 31, 2020, the Company had an aggregate of 70,026,413 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,915,566	$809,832
Shares redeemed and retired	(12,889,153)
Total shares issued and outstanding as of March 31, 2020	70,026,413

(1)Includes 276,056 shares issued to the Advisor.

Convertible Stock

As of March 31, 2020 and December 31, 2019, the Company had 49,935 shares for both periods, of $0.01 par value convertible stock outstanding. As of March 31, 2020, the Advisor and affiliated persons owned 49,063 shares and outside investors owned 872 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of March 31, 2020, no Triggering Event has occurred or was probable to occur.

(Back to Index)

(Back to Index)

Redemption of Securities

During the three months ended March 31, 2020, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2020	—	$—
February 2020	—	$—
March 2020	27,769	$10.83
27,769

(1)All redemptions of equity securities by the Company during the three months ended March 31, 2020 were made pursuant to the Company's share redemption program.

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

 Distributions

For the three months ended March 31, 2020, the Company paid aggregate distributions of $10.4 million, including $4.3 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2020	$0.05	January 31, 2020	$2,033	$1,440	$3,473
February 27, 2020	0.05	February 28, 2020	2,027	1,456	3,483
March 30, 2020	0.05	March 31, 2020	2,025	1,468	3,493
.	$0.15		$6,085	$4,364	$10,449

The Company announced on March 30, 2020 that it was suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to the Company’s liquidity that may occur as a result of the COVID-19 pandemic on its operations.

(Back to Index)

(Back to Index)

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

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Interest rate caps	$—	$89	$—	$89
	$—	$89	$—	$89
December 31, 2019
Assets:
Interest rate caps	$—	$20	$—	$20
	$—	$20	$—	$20

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$811	$930	$809	$938
Mortgage notes payable- outstanding borrowings	$(802,325)	$(827,507)	$(804,903)	$(790,413)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. During the three months ended March 31, 2020 and 2019, the Company recorded expenses of $44,000 and $172,410 respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $95,736 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of March 31, 2020 (dollars in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest Rate Caps	19	$575,313	May 1, 2020 to April 1, 2023

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$89	Prepaid expenses and other assets	$20	—	$—	—	$—

(Back to Index)

(Back to Index)

NOTE 16 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended March 31, 2020 were in compliance with the charter-imposed limitation.

NOTE 17 - SUBSEQUENT EVENTS

Loan Refinancing

On April 15, 2020 the Company refinanced the $66 million mortgage loan secured by The Bryant at Yorba Linda. The new loan for $76 million matures on April 15, 2027.

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, during April 2020, a small percentage of tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The Company has evaluated subsequent events and determined that no events have occurred, other than as disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2019. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership, and to their subsidiaries.

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

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

In the near term many of our tenants may suffer difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent.  As of April 30, 2020, we had received April rent payments equal to approximately 97.5% of the monthly rent for April, which is a reduction in the rate of collections of 1.3% from March 2020.  In addition, we have received and approved short-term rent relief requests from approximately 1.2% of our tenants, equal to approximately 1.1% of our monthly rent for April. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  The impact of the COVID-19

(Back to Index)

(Back to Index)

pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present.  In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. We are temporarily waiving late fees, halting evictions, and offering a payment deferral plan to residents who have been adversely financially impacted by COVID-19. To help mitigate the impact on our operating results of the COVID-19 pandemic, we have initiated various operational cost saving initiatives across our portfolio.  In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects will be deferred temporarily.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVID-19 pandemic.  Further, we have no debt maturing until November 2020 and are conservatively leveraged with an aggregate portfolio leverage of 64%.  Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

As of March 31, 2020, we owned interests in a total of 28 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of March 31, 2020, we had sold our interests in 26 of these properties.

Although the COVID-19 pandemic did not significantly impact our operating results for the quarter ending March 31, 2020, we expect that the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

(Back to Index)

(Back to Index)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Rental income	$33,376	$34,878
Interest and dividend income	58	94
Total revenues	33,434	34,972
Expenses:
Rental operating - expenses	6,360	6,611
Rental operating - payroll	2,975	3,556
Rental operating - real estate taxes	4,388	4,384
Subtotal - Rental operating expenses	13,723	14,551
Acquisition fees	113	—
Management fees	4,583	4,756
General and administrative	2,686	2,772
Loss on disposal of assets	109	151
Depreciation and amortization expense	13,161	13,597
Total expenses	34,375	35,827
Loss before net gains on dispositions	(941)	(855)
Net gain on disposition of property	—	34,575
Income (loss) before other income (expense)	(941)	33,720
Other income (expense):
Interest expense	(7,880)	(11,075)
Insurance proceeds in excess of cost basis	—	536
Total other income (expense)	(7,880)	(10,539)
Net income (loss) attributable to common stockholders	$(8,821)	$23,181

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Rental income	$31,004	$10	$—	$31,014	$29,992	$2,002	$—	$31,994
Utility income	1,898	—	—	1,898	1,878	421	—	2,299
Other ancillary fees	464	—	—	464	520	65	—	585
Interest and dividend income	43	—	15	58	56	1	37	94
Total revenues	33,409	10	15	33,434	32,446	2,489	37	34,972
Expenses:
Rental operating - expenses	6,358	2	—	6,360	5,767	844	—	6,611
Rental operating - payroll	2,973	2	—	2,975	3,154	402	—	3,556
Rental operating- real estate taxes	4,388	—	—	4,388	4,198	186	—	4,384
Subtotal - Rental operating expenses	13,719	4	—	13,723	13,119	1,432	—	14,551
Acquisition fees	113	—	—	113	—	—	—	—
Management fees	1,491	—	3,092	4,583	1,459	99	3,198	4,756
General and administrative	858	—	1,828	2,686	844	123	1,805	2,772
Loss on disposal of assets	109	—	—	109	142	9	—	151
Depreciation and amortization expense	13,161	—	—	13,161	13,257	340	—	13,597
Total expenses	29,451	4	4,920	34,375	28,821	2,003	5,003	35,827
Income (loss) before net gains on dispositions	3,958	6	(4,905)	(941)	3,625	486	(4,966)	(855)
Net gain on disposition of property	—	—	—	—	—	34,575	—	34,575
Income (loss) before other (expense) income	3,958	6	(4,905)	(941)	3,625	35,061	(4,966)	33,720
Other (expense) income:
Interest expense	(7,880)	—	—	(7,880)	(9,071)	(2,004)	—	(11,075)
Insurance proceeds in excess of cost basis	—	—	—	—	523	13	—	536
Total other (expense) income	(7,880)	—	—	(7,880)	(8,548)	(1,991)	—	(10,539)
Net (loss) income attributable to common stockholders	$(3,922)	$6	$(4,905)	$(8,821)	$(4,923)	$33,070	$(4,966)	$23,181

(Back to Index)

(Back to Index)

Revenues: The $1.0 million increase in rental income for the 28 properties we owned during both the three months ended March 31, 2020 and March 31, 2019 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$149	(0.49%)	$121
The Westside Apartments	115	4.01%	53
Terraces at Lake Mary	85	0.71%	99
The Bryant at Yorba Linda	77	(1.20%)	95
Courtney Meadows Apartments	67	1.41%	70
Calloway at Las Colinas	63	1.54%	23
Bristol at Grapevine	61	0.11%	58
Cannery Lofts	55	2.31%	89
Village of Bonita Glen	52	(3.20%)	120
Aston at Cinco Ranch	36	2.64%	19
All other, net	252
	$1,012

Expenses: Our total rental operating expenses for the 28 properties we owned during both three month periods presented increased by approximately $600,000 during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily driven by higher insurance premiums and an increase in repair costs.  Additionally, there was a $190,000 increase in real estate taxes, offset by a $181,000 decrease in payroll expense.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place leases, which are amortized over a period of approximately six to eight months after acquisition. The increases (decreases) in the components of depreciation and amortization during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$(96)	$(340)	$(436)
Amortization of intangibles	—	—	—
	$(96)	$(340)	$(436)

The overall decrease in depreciation was driven by the sales of Williamsburg in March 2019 and Pinehurst in December 2019.

Interest expense decreased by $3.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  Approximately $1.9 million of this decrease is driven by the loan-related costs and decrease in outstanding borrowings resulting from the sale of Williamsburg in the first quarter of 2019.  The overall decrease is also due to a lesser extent to lower interest rates on variable rate debt.

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

(Back to Index)

(Back to Index)

investment in one or more properties, debt investments or other assets we may hold.  We cannot assure you that we will be able to access additional funds upon acceptable terms when we need them.

Capital Expenditures

We deployed a total of $1.8 million during the three months ended March 31, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  The properties in which we deployed the most capital during the three months ended March 31, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the three months ended March 31, 2020	Remaining capital budgeted
The Bryant at Yorba Linda	$262	$2,650
Terraces at Lake Mary	242	1,391
Vista Apartment Homes	218	1,192
Heritage Pointe	197	743
Providence in the Park	158	1,431
Courtney Meadows Apartments	154	1,927
Bristol Grapevine	143	1,239
Verona Apartment Homes	138	322
The Westside Apartments	129	636
Point Bonita Apartment Homes	120	1,050
All other properties	31	7,272
	$1,792	$19,853

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

Gross Offering Proceeds

As of March 31, 2020, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,915,566	$809,832
Shares redeemed and retired	(12,889,153)
Total shares issued and outstanding as of March 31, 2020	70,026,413

(1)Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	March 31, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,234	$—	$(59)	$14,175	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(100)	13,000	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,643	—	(113)	17,530	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(348)	32,622	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(302)	28,098	28,400	—	(315)	28,085
Maxwell Townhomes	12,711	—	(46)	12,665	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,492	28	(27)	25,493	25,627	34	(32)	25,629
Pines of York	14,034	(98)	(18)	13,918	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(567)	64,433	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(291)	25,824	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(267)	20,363	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,912	—	(82)	21,830	22,032	—	(96)	21,936
Sunset Ridge 1	18,174	38	(30)	18,182	18,300	54	(43)	18,311
Sunset Ridge 2	2,751	5	(4)	2,752	2,768	7	(6)	2,769
Calloway at Las Colinas	32,747	—	(100)	32,647	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(287)	20,713	21,000	—	(298)	20,702
Heritage Pointe	24,671	—	(191)	24,480	24,808	—	(201)	24,607
The Bryant at Yorba Linda	66,016	—	(36)	65,980	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,585	991	(170)	26,406	25,696	1,063	(183)	26,576
The Westside Apartments	35,641	—	(282)	35,359	35,838	—	(293)	35,545
Tech Center Square	11,672	—	(93)	11,579	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,172	—	(136)	11,036	11,221	—	(145)	11,076
Providence in the Park	46,192	—	(323)	45,869	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,718	—	(425)	60,293	60,998	—	(451)	60,547
Meridian Pointe	39,095	—	(379)	38,716	39,277	—	(402)	38,875
Terraces at Lake Mary	31,963	—	(245)	31,718	32,110	—	(259)	31,851
Courtney Meadows Apartments	27,015	—	(244)	26,771	27,100	—	(257)	26,843
Addison at Sandy Springs	22,750	—	(232)	22,518	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(291)	32,631	32,922	—	(306)	32,616
	$802,325	$964	$(5,688)	$797,601	$804,903	$1,046	$(6,084)	$799,865

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 9 of the notes to our consolidated financial statements.

As of March 31, 2020, the weighted average interest rate of all our outstanding indebtedness was 3.22%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of March 31, 2020). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2020 did not exceed the charter-imposed limitation.

Distributions

For the three months ended March 31, 2020, we paid aggregate distributions of $10.4 million, including $4.3 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

Record Date	Per Common Share	Distribution Date	Distributions reinvested in Shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
January 30, 2020	$0.05	January 31, 2020	$2,033	$1,440	$3,473
February 27, 2020	0.05	February 28, 2020	2,027	1,456	3,483
March 30, 2020	0.05	March 31, 2020	2,025	1,468	3,493
.	$0.15		$6,085	$4,364	$10,449

We announced on March 30, 2020 that we were suspending distributions as of April 1, 2020 in order to preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic on our operations.

Distributions paid, distributions declared and sources of distributions paid were as follows for the three months ended March 31, 2020 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,364	$6,085	$10,449	$(2,182)	$10,449	$0.15	$0 / 0%	$0 / 0%	$10,449 / 100%
(1)	Cash for distributions paid was funded by cash on hand remaining from prior year dispositions

(Back to Index)

(Back to Index)

                Cash distributions paid since inception were as follows (in thousands, except per share data):

Fiscal Year Paid	Per Common Share	Distribution reinvested in shares of Common Stock	Net Cash Distribution	Total Aggregate Distribution
2012	$0.15	$1,052	$841	$1,893
2013	0.41	9,984	4,757	14,741
2014	0.48	22,898	9,959	32,857
2015	0.60	28,959	13,257	42,216
2016	0.60	28,497	14,508	43,005
2017	0.60	27,114	15,919	43,033
2018	0.60	25,931	16,548	42,479
2019	0.60	24,499	17,521	42,020
2020	0.15	6,085	4,364	10,449
	$4.19	$175,019	$97,674	$272,693

Our net loss attributable to common stockholders' for the three months ended March 31, 2020 was $8.8 million and net cash used in operating activities was $2.2 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through March 31, 2020 were $272.7 million and $159.6 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

Neither FFO, MFFO nor AFFO should be considered as an alternative to net income (loss) attributable to common stockholders, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  Accordingly, FFO, MFFO and AFFO should be reviewed in connection with other GAAP measurements.  Our FFO, MFFO and AFFO as presented may not be comparable to amounts calculated by other REITs.  Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO, MFFO and AFFO are much more limited measures of assessing our operating performance.  See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations -- COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO, MFFO and AFFO and provides additional information related to our operations (in thousands, except per share amounts).

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to common stockholders – GAAP	$(8,821)	$23,181
Net gain on disposition of property	—	(34,575)
Depreciation expense	13,158	13,594
FFO attributable to common stockholders	4,337	2,200
Adjustments for straight-line rents	17	50
Amortization of intangible lease assets	3	3
Realized loss on change in fair value of interest rate cap related to extinguishments	—	109
Debt premium amortization	(82)	(83)
Acquisition fees	113	—
MFFO attributable to common stockholders	4,388	2,279
Net gain on disposition of property	—	34,575
AFFO attributable to common stockholders	$4,388	$36,854

Basic and diluted net (loss) income per common share - GAAP	$(0.13)	$0.33
FFO per share	$0.06	$0.03
MFFO per share	$0.06	$0.03
AFFO per share	$0.06	$0.52
Weighted average shares outstanding (1)	69,670	70,557

(1)

None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either March 31, 2020 or March 31, 2019.

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

For a discussion of our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On April 15, 2020 we refinanced the $66 million mortgage loan secured by The Bryant at Yorba Linda. The new loan for $76 million matures on April 15, 2027.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, during April 2020, a small percentage of tenants have requested rent deferral as a result of the pandemic.  We are evaluating each tenant rent relief request on an individual basis, considering a number of factors.

(Back to Index)

(Back to Index)

Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee.

We are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties.  The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

We have evaluated subsequent events and determined that no events have occurred, other than as disclosed above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 19 interest rate caps that were designated as cash flow hedges during the years 2016 through 2023. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of March 31, 2020 and December 31, 2019, we had $648.9 million and $650.6 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the three months ended March 31, 2020 and the year ended December 31, 2019, our interest expense would have increased by approximately $1.6 million and $6.1 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of March 31, 2020 and December 31, 2019, we had $153.4 million and $154.3 million, respectively, in fixed rate outstanding borrowings. As of March 31, 2020 and December 31, 2019, our fixed rate outstanding borrowings had an estimated aggregate fair value of $154.3 million and $154.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2020 and December 31, 2019, the fair value of these fixed rate outstanding borrowings would have decreased by $2.6 million and $2.9 million, respectively.

(Back to Index)

(Back to Index)

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

Item 1A.  Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows and the markets and communities in which we operate and our multifamily residents work and reside.

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.

The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants work and reside could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:

•

reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;

•

health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;

•	disruption in supply and delivery chains;
•	a general decline in business activity and demand for real estate;
•	federal, state and/or local laws or regulations or lender requirements implemented in response to COVID-19 that may prohibit us from evicting tenants at our properties;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

•

the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our residents’ financial situation or the global economy as a whole.  Nevertheless, it appears reasonably likely in the near term that many of our tenants may suffer reductions in income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants will seek rent deferrals or become unable to pay their rent.  Since the pandemic was declared, we have received a small percentage of requests for such deferrals.  If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.

The current offering price of shares under our distribution reinvestment plan is equal to 95% of our current estimated value per share which was derived from the estimated value of our investments as of December 31, 2019 and approved by our board of directors on March 19, 2020.  It does not take into account developments in our portfolio or the markets since December 31, 2019, including the current business disruptions as a result of the COVID-19 pandemic.  As a result of these developments, a reinvestment of distributions in our common stock bears increased risk.

Pursuant to our distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of our common stock under the plan at a price equal to 95% of the estimated value per share of our common stock. As such,

(Back to Index)

(Back to Index)

participants currently acquire shares of the Company’s common stock under the plan at a price equal to $10.55 per share. The value of our shares will fluctuate over time in response to developments related to the performance of individual assets in the portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 31, 2019. In particular, the outbreak of the COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally as discussed in the risk factor above.  These risks are not priced into our most recent estimated value per share and given the uncertainty, no assurances can be given that the purchase price of shares of our common stock reflect the underlying value of our assets.  As a result, a reinvestment of distribution in our common stock bears increased risk.

For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of our most estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Company’s annual report on Form 10-K for the year ended December 31, 2019.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended March 31, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended March 31, 2020, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	—	(3)
February 2020	—	$—	—	(3)
March 2020	27,769	$10.83	27,769	(3)
	27,769

(1)

All redemptions of equity securities in the three months ended March 31, 2020 were made pursuant to our share redemption program. For the three months ended March 31, 2020 we redeemed all redemption requests received in good order and eligible for redemption through the March redemption date, and as of March 31, 2020, we have no outstanding and unfulfilled redemption requests.

(2)The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011 and March 28, 2018.

(3)We currently limit the dollar value and number of shares that may yet be redeemed under our program as described below.

Effective March 20, 2020, our share redemption program is only available for redemptions submitted in connection with a stockholder’s death, qualifying disability, or confinement of a stockholder to a long-term care facility.  While the partial suspension of the share redemption program is in effect, we will only accept requests for redemption in connection with a stockholder’s death or qualifying disability and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed. Pursuant to the terms of the share redemption program, we will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. Our Board of Directors will determine at least quarterly whether we have sufficient excess cash to repurchase shares. Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus, if we had positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

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

(Back to Index)

(Back to Index)

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

4.3	Third Amended and Restated Distribution Reinvestment Plan dated March 28, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 29, 2018)
10.3	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed March 29, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

May 11, 2020	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)