Form 10-Q
period 2020-06-30
Resource Real Estate Opportunity REIT, Inc.
filed 2020-08-07
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, there were 69,919,882 shares of common stock of Resource Real Estate Opportunity REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$917,668	$938,144
Loan held for investment, net	815	809
Identified intangible assets, net	8	14
Total investments	918,491	938,967
Cash	51,765	49,534
Restricted cash	8,721	12,304
Subtotal- cash and restricted cash	60,486	61,838
Due from related parties	—	236
Tenant receivables, net	670	189
Deposits	215	220
Prepaid expenses and other assets	5,370	2,853
Goodwill	404	404
Operating lease right-of-use assets	148	381
Total assets	$985,784	$1,005,088
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes payable, net	$804,778	$799,865
Accounts payable	369	235
Accrued expenses and other liabilities	5,750	8,430
Accrued real estate taxes	8,120	9,086
Due to related parties	1,215	683
Tenant prepayments	1,010	1,087
Security deposits	2,634	2,506
Operating lease liabilities	148	381
Total liabilities	$824,024	$822,273
Stockholders' Equity:
Preferred stock (par value $.01; 10,000,000 shares authorized, none issued)	—	—
Common stock (par value $.01; 1,000,000,000 shares authorized; 69,919,882 and 69,467,689 shares issued and outstanding, respectively)	699	695
Convertible stock (“promote shares”; par value $.01; 50,000 shares authorized; 49,935 shares issued and outstanding)	1	1
Additional paid-in capital	621,063	616,465
Accumulated other comprehensive loss	(108)	(218)
Accumulated deficit	(459,895)	(434,128)
Total stockholders’ equity	161,760	182,815
Total liabilities and stockholders' equity	$985,784	$1,005,088

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$32,991	$33,441	$66,367	$68,319
Interest and dividend income	41	118	99	212
Total revenues	33,032	33,559	66,466	68,531
Expenses:
Rental operating - expenses	6,061	6,230	12,421	12,841
Rental operating - payroll	2,963	3,213	5,938	6,769
Rental operating - real estate taxes	4,443	4,354	8,831	8,738
Subtotal - Rental operating expenses	13,467	13,797	27,190	28,348
Acquisition fees	—	—	113	—
Management fees	4,547	4,542	9,130	9,298
General and administrative	2,463	2,289	5,149	5,061
Loss on disposal of assets	112	114	221	265
Depreciation and amortization expense	13,006	13,474	26,167	27,071
Total expenses	33,595	34,216	67,970	70,043
Loss before net gains on dispositions	(563)	(657)	(1,504)	(1,512)
Net gain on disposition of property	—	—	—	34,575
(Loss) Income before other income (expense)	(563)	(657)	(1,504)	33,063
Other income (expense):
Interest expense	(6,260)	(9,184)	(14,140)	(20,259)
Gain on sale of land easement	290	—	290	—
Insurance proceeds in excess of cost basis	36	34	36	570
Total other (expense) income	(5,934)	(9,150)	(13,814)	(19,689)
Net (loss) income	$(6,497)	$(9,807)	$(15,318)	$13,374
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	36	40	80	212
Designated derivatives, fair value adjustments	(24)	(16)	30	(44)
Total other comprehensive (loss) income	12	24	110	168
Comprehensive (loss) income	$(6,485)	$(9,783)	$(15,208)	$13,542

Weighted average common shares outstanding	70,010	70,387	69,840	70,463
Basic and diluted loss (income) per common share:
Net (loss) income per common share	$(0.09)	$(0.14)	$(0.22)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	69,468	$695	50	$1	$616,465	$(218)	$(434,128)	$182,815
Common stock issued through the distribution reinvestment plan	586	6	—	—	6,079	—	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)
Common stock redemptions	(28)	(1)	—	—	(300)	—	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)
Balance at March 31, 2020	70,026	700	50	1	622,244	(120)	(453,398)	169,427
Common stock issued through the distribution reinvestment plan	—	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	—
Common stock redemptions	(106)	(1)	—	—	(1,181)	—	—	(1,182)
Other comprehensive income	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(6,497)	(6,497)
Balance at June 30, 2020	69,920	$699	50	$1	$621,063	$(108)	$(459,895)	$161,760

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	70,428	$704	50	$1	$626,436	$(474)	$(390,361)	$236,306
Common stock issued through the distribution reinvestment plan	613	6	—	—	6,292	—	—	6,298
Distributions declared	—	—	—	—	—	—	(10,556)	(10,556)
Common stock redemptions	(789)	(8)	—	—	(8,094)	—	—	(8,102)
Other comprehensive income	—	—	—	—	—	144	—	144
Net income	—	—	—	—	—	—	23,181	23,181
Balance at March 31, 2019	70,252	702	50	1	624,634	(330)	(377,736)	247,271
Common stock issued through the distribution reinvestment plan	606	6	—	—	6,229	—	—	6,235
Distributions declared	—	—	—	—	—	—	(10,542)	(10,542)
Common stock redemptions	(515)	(5)	—	—	(5,316)	—	—	(5,321)
Other comprehensive income	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(9,807)	(9,807)
Balance at June 30, 2019	70,343	$703	50	$1	$625,547	$(306)	$(398,085)	$227,860

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(15,318)	$13,374
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	221	265
Casualty losses (gains)	(310)	(668)
Net gain on disposition of property	—	(34,575)
Net gain on sale of land easement	(290)	—
Depreciation and amortization	26,167	27,071
Amortization of deferred financing costs	754	1,410
Amortization of debt premium (discount)	(164)	(166)
Realized loss on change in fair value of interest rate cap	80	213
Accretion of discount and direct loan fees and costs	(17)	(22)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(481)	(31)
Deposits	5	—
Prepaid expenses and other assets	(2,312)	(613)
Due to/from related parties, net	768	(329)
Accounts payable and accrued expenses	(3,808)	(2,488)
Tenant prepayments	(77)	(881)
Security deposits	128	87
Net cash provided by operating activities	5,346	2,647
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	—	12,897
Proceeds from sale of land easement	293	—
Insurance proceeds received for casualty losses	453	668
Capital expenditures	(5,561)	(8,191)
Principal payments received on loans held for investment	11	14
Net cash (used in) provided by investing activities	(4,804)	5,388
Cash flows from financing activities:
Redemptions of common stock	(1,483)	(13,423)
Borrowings on mortgages	9,452	—
Principal repayments on mortgages	(5,324)	(4,210)
Purchase of interest rate caps	(175)	(30)
Distributions paid on common stock	(4,364)	(8,565)
Net cash used in financing activities	(1,894)	(26,228)
Net decrease in cash and restricted cash	(1,352)	(18,193)
Cash and restricted cash at beginning of period	61,838	78,621
Cash and restricted cash at end of period	$60,486	$60,428
Reconciliation of cash and restricted cash
Cash	$51,765	$50,473
Restricted cash	8,721	9,955
Cash and restricted cash at end of period	$60,486	$60,428

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 for the purpose of owning a diversified portfolio of U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) has been engaged to manage the day-to-day operations of the Company.

RAI is a wholly-owned subsidiary of C-III Capital Partners LLC, ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls both our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), the Company's property manager; C-III also controls all of the shares of common stock held by the Advisor.

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2019 and 2018, the Company issued approximately 4.9 million additional shares for $50.4 million pursuant to its distribution reinvestment plan. During the six months ended June 30, 2020, the Company issued approximately 586,500 additional shares for $6.1 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering is ongoing.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the six months ended June 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual

(Back to Index)

(Back to Index)

rights under its lease agreements.  Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.  The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News,VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
PRIP Coursey, LLC (a)	N/A	N/A	N/A
Evergreen at Coursey Place, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP Pines, LLC (a)	N/A	N/A	N/A
FP-1, LLC ("Pines of York")	Pines of York	248	Yorktown, VA
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs,GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,487

(Back to Index)

(Back to Index)

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

Concentration of Risk

At June 30, 2020, the Company's real estate investments in Texas, California, and Georgia represented 31%, 17%, and 15%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

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

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects

(Back to Index)

(Back to Index)

of the COVID-19 pandemic, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance to those leases. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has not elected to apply the lease modification guidance to our leases. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of June 30, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of June 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator.  The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not recoverable as of June 30, 2020.  There were no impairment losses recorded on long-lived assets during the three and six months ended June 30, 2020 and 2019.

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

In estimating the fair value of both the tangible and intangible acquired assets, the Company also considers information obtained about each property as a result of its pre-acquisition due diligence. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and six months ended June 30, 2020.

Revenue Recognition

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $61.3 million and $949,000 for the 12 month periods ending June 30, 2021 and 2022, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $467,900, $448,400, $219,500, $155,000, and $152,000 for the 12 month periods ending June 30, 2021 through June 30, 2025, respectively, and $1.4 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as earned.  The Company also has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2020 and December 31, 2019, is deferred revenue for contracts with cable providers in the amounts of $803,200 and $596,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the six months ended June 30, 2020, approximately $64,000 of revenue from the contract liability was recognized as income.

Tenant Receivables

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis.  Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20.  The allowance is based on the Company’s historical collection experience, tenant creditworthiness, and current economic trends. The Company writes off tenant receivables when they are determined uncollectible.  As of June 30, 2020 and December 31, 2019, there were allowances for uncollectible receivables of approximately $44,000 and $49,000, respectively.

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

(Back to Index)

(Back to Index)

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

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of June 30, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

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

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the shares of convertible stock (see Note 13) are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of June 30, 2020 (were such date to represent the end of the contingency period).

(Back to Index)

(Back to Index)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$6,085	$12,533
Deferred financing costs funded directly by mortgage notes	607	—
Repayments on borrowings through refinancing	65,941	—
Accruals for construction in progress	491	1,024
Lease liabilities arising from obtaining right-of-use assets	—	526
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	—	53,936
Cash paid during the period for:
Interest	$14,216	$18,939

NOTE 4 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	June 30, 2020	December 31, 2019
Real estate taxes	$6,289	$8,824
Insurance	535	1,438
Capital improvements	1,897	2,042
Total	$8,721	$12,304

In addition, the Company had unrestricted cash designated for capital expenditures of $17.8 million and $12.1 million as of June 30, 2020 and, December 31, 2019 respectively.

NOTE 5 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2020	December 31, 2019
Land	$196,355	$196,358
Building and improvements	924,792	920,781
Furniture, fixtures and equipment	45,595	43,757
Construction in progress	2,260	2,831
	1,169,002	1,163,727
Less: accumulated depreciation	(251,334)	(225,583)
	$917,668	$938,144

Depreciation expense for the three and six months ended June 30, 2020 was $13.0 million and $26.2 million, respectively, and for the three and six months ended June 30, 2019 was $13.5 million and $27.1 million, respectively.

NOTE 6 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both June 30, 2020 and December 31, 2019, the Trail Ridge Note was both current and performing.

(Back to Index)

(Back to Index)

The following table presents details of the balance and terms of the Trail Ridge Note as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Unpaid principal balance	$874	$885
Unamortized discount and acquisition costs	(59)	(76)
Net book value	$815	$809
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of June 30, 2020, it was not impaired.  There were no allowances for credit losses as of both June 30, 2020 and December 31, 2019. There were no charge-offs for both the six months ended June 30, 2020 and 2019.

NOTE 7 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company had no property dispositions during the three and six months ended June 30, 2020 and one property disposition during the three and six months ended June 30, 2019. The following table presents details of the Company's disposition activity during the three and six months ended June 30, 2019 (in thousands):

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

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three and six months ended June 30, 2019 (in thousands):

	Revenues Attributable to Property Sold		Net Income (Loss) Attributable to Property Sold
Multifamily Community	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
2019 Dispositions:
Williamsburg	$25	$2,151	$28	$(1,427)

NOTE 8 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment antennae leases. The net carrying value of the acquired in-place leases totaled $8,000 and $14,000 as of June 30, 2020 and December 31, 2019, respectively, net of accumulated amortization of $27.1 million for both periods.   Amortization of the antennae leases for the three and six months ended June 30, 2020 was approximately $3,100 and $6,200.  Amortization of the antennae leases for the three and six months ended June 30, 2019 was approximately $3,000, and $6,200, respectively.

The following table presents the Company's expected amortization for the antennae leases for the next two 12-month periods ending June 30, and thereafter (in thousands):

2021	$6
2022	2
Thereafter	—
$8

As of both June 30, 2020 and December 31, 2019, the Company had $404,000 of goodwill included on the consolidated balance sheets.

(Back to Index)

(Back to Index)

NOTE 9 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	June 30, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,142	$—	$(51)	$14,091	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(93)	13,007	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,562	—	(105)	17,457	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(334)	32,636	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(290)	28,110	28,400	—	(315)	28,085
Maxwell Townhomes	12,639	—	(40)	12,599	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,359	23	(22)	25,360	25,627	34	(32)	25,629
Pines of York	13,955	(83)	(16)	13,856	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(545)	64,455	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(278)	25,837	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(255)	20,375	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,793	—	(68)	21,725	22,032	—	(96)	21,936
Sunset Ridge 1	18,049	21	(17)	18,053	18,300	54	(43)	18,311
Sunset Ridge 2	2,735	3	(2)	2,736	2,768	7	(6)	2,769
Calloway at Las Colinas	32,557	—	(85)	32,472	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(275)	20,725	21,000	—	(298)	20,702
Heritage Pointe	24,533	—	(181)	24,352	24,808	—	(201)	24,607
The Bryant at Yorba Linda	75,916	—	(434)	75,482	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,476	918	(158)	26,236	25,696	1,063	(183)	26,576
The Westside Apartments	35,445	—	(270)	35,175	35,838	—	(293)	35,545
Tech Center Square	11,606	—	(85)	11,521	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,117	—	(126)	10,991	11,221	—	(145)	11,076
Providence in the Park	45,958	—	(301)	45,657	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,398	—	(398)	60,000	60,998	—	(451)	60,547
Meridian Pointe	38,888	—	(356)	38,532	39,277	—	(402)	38,875
Terraces at Lake Mary	31,794	—	(231)	31,563	32,110	—	(259)	31,851
Courtney Meadows Apartments	26,873	—	(230)	26,643	27,100	—	(257)	26,843
Addison at Sandy Springs	22,706	—	(220)	22,486	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(276)	32,646	32,922	—	(306)	32,616
	$809,638	$882	$(5,742)	$804,778	$804,903	$1,046	$(6,084)	$799,865

(Back to Index)

(Back to Index)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of June 30, 2020:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.45%	(1)(5)	$65	$32
Cannery Lofts	11/1/2023	2.70%	(1)(3)	49	23
Trailpoint at the Woodlands	11/1/2023	2.57%	(1)(4)	67	46
Verona Apartment Homes	10/1/2026	2.52%	(1)(3)	111	43
Skyview Apartment Homes	10/1/2026	2.52%	(1)(3)	95	31
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	80
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	51
Pines of York	12/1/2021	4.46%	(2)(5)	80	29
The Estates at Johns Creek	11/25/2026	1.41%	(1)(5)	78	—
Perimeter Circle	1/1/2026	1.66%	(1)(3)	40	46
Perimeter 5550	1/1/2026	1.66%	(1)(3)	32	34
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026	1.46%	(1)(3)	26	—
Heritage Pointe	4/1/2025	2.04%	(1)(4)	91	56
The Bryant at Yorba Linda	4/15/2027	2.41%	(1)(4)	275	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026	2.28%	(1)(3)	138	82
Tech Center Square	6/1/2023	2.74%	(1)(5)	53	25
Retreat at Rocky Ridge	1/1/2024	2.62%	(1)(3)	47	24
Providence in the Park	2/1/2024	2.46%	(1)(3)	191	149
Green Trails Apartment Homes	6/1/2024	2.15%	(1)(3)	240	81
Meridian Pointe	8/1/2024	2.06%	(1)(3)	152	81
Terraces at Lake Mary	9/1/2024	2.07%	(1)(3)	124	63
Courtney Meadows Apartments	1/1/2025	2.00%	(1)(3)	103	71
Addison at Sandy Springs	5/1/2025	1.92%	(1)(3)	85	42
Bristol at Grapevine	5/1/2025	1.87%	(1)(3)	62	104

(1)Variable rate based on one-month LIBOR of 0.16225% (as of June 30, 2020) plus a fixed margin.

(2)Fixed rate.

(3)Monthly interest-only payment currently required.

(4)Monthly fixed principal plus interest payment required.

(5)Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Evergreen at Coursey Place and Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended June 30, 2020 and 2019, interest expense was reduced by $82,000 and $83,000, respectively, for the amortization of the premium or discount. For the six months ended June 30, 2020 and 2019, interest expense was reduced by $163,700 and $166,000, respectively, for the amortization of the premium or discount.

All mortgage notes are collateralized by a first mortgage lien on the assets of the respective property named in the table above. The amount outstanding on the mortgages may be prepaid in full during the entire term with a prepayment penalty on the majority of mortgages held.

(Back to Index)

(Back to Index)

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending June 30, and thereafter (in thousands):

2021	$33,866
2022	130,020
2023	25,141
2024	172,812
2025	167,448
Thereafter	280,351
$809,638

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

On April 15, 2020 the Company refinanced the $66 million mortgage loan secured by The Bryant at Yorba Linda. The new loan for $76 million matures on April 15, 2027. The refinancing was accounted for as a loan modification.  As a result, approximately $163,000 of fees paid to third parties in the transaction were expensed and are included in interest expense on the consolidated statement of operations.  The mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants.  The Company was in compliance with all covenants related to this loan as of June 30, 2020.

The Company refinanced the loans on South Lamar and Estates at Johns Creek during the year ended December 31, 2019. Both refinanced mortgage loans include net worth, liquidity, and debt service coverage ratio covenants; the Company was in compliance with all covenants related to these loans as of June 30, 2020.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended June 30, 2020 and June 30, 2019, $358,000 and $415,000, respectively, of amortization of deferred financing costs was included in interest expense. During the six months ended June 30, 2020 and June 30, 2019, $754,300 and $1.4 million, respectively, of amortization of deferred financing costs was included in interest expense.  Accumulated amortization as of June 30, 2020 and December 31, 2019 was $6.4 million and $5.6 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending June 30, and thereafter (in thousands):

2021	$1,394
2022	1,223
2023	1,123
2024	945
2025	573
Thereafter	484
$5,742

NOTE 10 - LEASES

As the lessee, the Company’s operating leases primarily consist of a parking lot lease and office equipment leases.  These operating leases have remaining terms ranging from less than one year to three years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of June 30, 2020, the payments due under the contractually-obligated portion of these leases totaled $154,000. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of June 30, 2020, the weighted average remaining lease term was 2.22 years and the weighted average discount rate was 4.26%  for the Company’s operating leases.

(Back to Index)

(Back to Index)

As of June 30, 2020, the Company included approximately $148,000 in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.  The Company’s lease expense for the three and six months ended June 30, 2020 was approximately $22,500 and $58,700 respectively, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense for the three and six months ended June 30, 2019 was approximately $41,000 and $82,000, respectively, which is included in rental operating expenses in the consolidated statements of operations.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending June 30, and thereafter (in thousands):

2021	$84
2022	40
2023	30
2024	—
2025	—
Thereafter	—
$154

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019 (in thousands):

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	80
Designated derivatives, fair value adjustments	30
Balance, June 30, 2020	$(108)

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	212
Designated derivatives, fair value adjustments	(44)
Balance, June 30, 2019	$(306)

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

(Back to Index)

(Back to Index)

excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results.

General liability loss policy. The Company (with other properties directly managed by RAI) has an insured and dedicated limit for the general liability of $1,000,000 per occurrence.  Total claims are limited to $2.0 million per premium year.  In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program.  Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident.

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

Construction management fees. The Manager earns a construction management fee of 5.0% of actual aggregate costs to construct improvements to, or to repair, rehab or reconstruct a property.

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

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	June 30, 2020	December 31, 2019
Due from related parties:
RAI and affiliates	$—	$236
Due to related parties:
Advisor:
Operating expense reimbursements	681	35
Manager:
Property management fees	495	521
Construction management fees	20	119
Other operating expense reimbursements	19	8
	$1,215	$683

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fees earned / expenses paid to related parties:
Advisor:
Acquisition fees (1)	$—	$—	$113	$—
Asset management fees (2)	3,091	3,101	6,182	6,299
Disposition fees (3)	—	—	—	330
Debt financing fees (4)	43	—	43	—
Overhead allocation (5)	1,096	951	2,268	2,001
Internal audit (5)	28	27	56	54
Manager:
Property management fees (2)	$1,456	$1,440	$2,947	$2,998
Construction management fees (6)	20	173	146	278
Construction payroll reimbursements (6)	—	53	—	89
Operating expense reimbursements (7)	—	67	—	184
Debt servicing fees (2)	—	1	1	1

(1)

Included in Acquisition Fees on the consolidated statements of operations and comprehensive income (loss). This amount represents the net acquisition fee paid to the Advisor during the six months ended June 30, 2020 for additional capital funding contributed to the properties.

(2)Included in Management fees on the consolidated statements of operations and comprehensive income (loss).

(3)Included in Net gains on dispositions of properties on the consolidated statements of operations and comprehensive (loss) income.

(4)Included in Interest Expense on the consolidated statements of operations and comprehensive income (loss).

(5)Included in General and administrative on the consolidated statements of operations and comprehensive income (loss).

(6)Capitalized and included in Rental Properties, net on the consolidated balance sheets.

(7)Included in Rental operating expenses on the consolidated statements of operations and comprehensive income (loss).

(Back to Index)

(Back to Index)

NOTE 13 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of June 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

Common Stock

As of June 30, 2020, the Company had an aggregate of 69,919,882 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,915,566	$809,832
Shares redeemed and retired	(12,995,684)
Total shares issued and outstanding as of June 30, 2020	69,919,882

(1)Includes 276,056 shares issued to the Advisor.

Convertible Stock

As of both June 30, 2020 and December 31, 2019, the Company had 49,935 shares of $0.01 par value convertible stock outstanding. As of June 30, 2020, the Advisor and affiliated persons owned 49,063 shares and outside investors owned 872 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of June 30, 2020, no Triggering Event has occurred or was probable to occur.

(Back to Index)

(Back to Index)

Redemption of Securities

During the six months ended June 30, 2020, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share
January 2020	—	$—
February 2020	—	$—
March 2020	27,769	$10.83
April 2020	—	$—
May 2020	—	$—
June 2020	106,531	$11.10
134,300

(1)All redemptions of equity securities by the Company during the six months ended June 30, 2020 were made pursuant to the Company's share redemption program.

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

 Distributions

For the six months ended June 30, 2020, the Company paid aggregate distributions of $10.4 million, including $4.4 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

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

(Back to Index)

(Back to Index)

NOTE 14 - FAIR VALUE MEASURES AND DISCLOSURES

In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, restricted cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:

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

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Interest rate caps	$—	$225	$—	$225
	$—	$225	$—	$225
December 31, 2019
Assets:
Interest rate caps	$—	$20	$—	$20
	$—	$20	$—	$20

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$815	$927	$809	$938
Mortgage notes payable- outstanding borrowings	$(809,638)	$(752,605)	$(804,903)	$(790,413)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 20 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. During the three and six months ended June 30, 2020, the Company recorded expenses of $36,000 and $80,000 respectively, due to amortization of premiums paid for interest rate caps. During the three and six months ended June 30, 2019, the Company recorded expenses of $41,000 and $213,000 respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $82,192 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
June 30, 2020	Interest Rate Caps	20	$649,996	August 1, 2020 to June 1, 2024
December 31, 2019	Interest Rate Caps	21	$576,727	January 1, 2020 to April 1, 2023

(Back to Index)

(Back to Index)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$225	Prepaid expenses and other assets	$20	—	$—	—	$—

NOTE 16 - OPERATING EXPENSE LIMITATION

Under its charter, the Company must limit its total operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  Operating expenses for the four quarters ended June 30, 2020 were in compliance with the charter-imposed limitation.

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

The primary portion of our initial public offering commenced on June 16, 2010 and closed on December 13, 2013. Our offering pursuant to our distribution reinvestment plan remains open; however, our Board of Directors has suspended distributions as of April 1, 2020, and we will not make any sales under the offering until distributions resume. We describe these offerings further in “Liquidity and Capital Resources” below.

Our charter requires that, by December 2019, our board consider listing our common stock or liquidating.  Our board has begun the process of considering various liquidity options, including, but not limited to, listing our common stock or liquidating.  Pursuant to our charter requirement, the board, including all of the independent directors, unanimously determined in September 2019 to continue to evaluate various possible alternatives. Due to economic uncertainties triggered by the COVID-19 pandemic, our Board has not yet completed its assessment.  However, the Board continues to evaluate alternatives and is working to finalize its recommendation by the end of the third quarter of 2020.

COVID-19 Pandemic and Portfolio Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent.  During the three months ended June 30, 2020, we had received April, May and June rent payments equal to approximately 97.5%, 97.2%, and 96.8%, respectively, of the collectable rental income for the period as compared to March collections of 97.2%.  As of July 31, 2020, our July collections are approximately 97.0% of the billed rental income for the period.  In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or

(Back to Index)

(Back to Index)

requests for further discussion. Executed short-term rent relief plans that are outstanding at June 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  During the three months ended June 30, 2020, tenant receivables have increased by approximately $458,000 from March 31, 2020.  In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot, however, be determined at present.  In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio.  In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

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

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remain uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense.  In addition, we have taken several steps to offset any disruptions in rent that may occur as a result of the COVID-19 pandemic.  Further, we have no debt maturing until November 2020 and are conservatively leveraged with an aggregate portfolio leverage of 64%.  Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Results of Operations

As of June 30, 2020, we owned interests in a total of 28 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of June 30, 2020, we had sold our interests in 26 of these properties.

Through June 30, 2020, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties.  We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of

(Back to Index)

(Back to Index)

the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Revenues:
Rental income	$32,991	$33,441
Interest and dividend income	41	118
Total revenues	33,032	33,559
Expenses:
Rental operating - expenses	6,061	6,230
Rental operating - payroll	2,963	3,213
Rental operating - real estate taxes	4,443	4,354
Subtotal - Rental operating expenses	13,467	13,797
Management fees	4,547	4,542
General and administrative	2,463	2,289
Loss on disposal of assets	112	114
Depreciation and amortization expense	13,006	13,474
Total expenses	33,595	34,216
Income (loss) before other income (expense)	(563)	(657)
Other income (expense):
Interest expense	(6,260)	(9,184)
Gain on sale of land easement	290	—
Insurance proceeds in excess of cost basis	36	34
Total other income (expense)	(5,934)	(9,150)
Net (loss) attributable to common stockholders	$(6,497)	$(9,807)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Minimum rents	$30,792	$13	$—	$30,805	$30,691	$351	$—	$31,042
Utility income	1,901	—	—	1,901	1,857	32	—	1,889
Other ancillary fees	285	—	—	285	500	10	—	510
Rental income	32,978	13	—	32,991	33,048	393	—	33,441
Interest and dividend income	34	—	7	41	52	—	66	118
Total revenues	33,012	13	7	33,032	33,100	393	66	33,559
Expenses:
Rental operating - expenses	6,178	(123)	6	6,061	6,150	75	5	6,230
Rental operating - payroll	2,963	—	—	2,963	3,146	67	—	3,213
Rental operating- real estate taxes	4,443	—	—	4,443	4,324	30	—	4,354
Subtotal - Rental operating expenses	13,584	(123)	6	13,467	13,620	172	5	13,797
Management fees	1,455	1	3,091	4,547	1,423	18	3,101	4,542
General and administrative (1)	930	1	1,532	2,463	791	24	1,474	2,289
Loss on disposal of assets	112	—	—	112	113	1	—	114
Depreciation and amortization expense	13,006	—	—	13,006	13,341	133	—	13,474
Total expenses	29,087	(121)	4,629	33,595	29,288	348	4,580	34,216
Income (loss) before other (expense) income	3,925	134	(4,622)	(563)	3,812	45	(4,514)	(657)
Other (expense) income:
Interest expense	(6,260)	—	—	(6,260)	(9,087)	(97)	—	(9,184)
Gain on sale of land easement	290	—	—	290	—	—	—	—
Insurance proceeds in excess of cost basis	36	—	—	36	9	25	—	34
Total other (expense) income	(5,934)	—	—	(5,934)	(9,078)	(72)	—	(9,150)
Net (loss) income attributable to common stockholders	$(2,009)	$134	$(4,622)	$(6,497)	$(5,266)	$(27)	$(4,514)	$(9,807)

(1)	Includes approximately $89,000 in COVID-19 related expenses for the three months ended June 30, 2020.

(Back to Index)

(Back to Index)

Revenues: The $101,000 increase in rental income for the 28 properties we owned during both the three months ended June 30, 2020 and June 30, 2019 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase / (decrease) (in thousands)	Change in Occupancy	Change in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$133	(2.63)%	$132
Pointe Bonita Apartment Homes	77	(0.60)%	104
Aston at Cinco Ranch	44	0.95%	56
Meridian Pointe	41	(0.59)%	51
Trailpoint at The Woodlands	38	1.63%	32
Pines of York	37	0.42%	47
Evergreen at Coursey Place	36	4.63%	(14)
Retreat at Rocky Ridge	24	0.53%	37
South Lamar Village	24	(4.04)%	103
Providence in the Park	21	(1.99)%	41
All other, net	(374)	(3.65)%	29
	$101

The increases were offset by a net decrease in rental income across all other properties, largely driven by decreases in occupancy related to factors affected by COVID-19.

Expenses: Our total rental operating expenses for the 28 properties we owned during both three month periods presented decreased by approximately $36,000 during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily driven by a $119,000 increase in real estate taxes, offset by a $183,000 decrease in payroll expense.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place antennae leases. There was no change in the amortization of in-place leases during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.  The decrease in depreciation during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was comprised as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$(335)	$(133)	$(468)

The decrease in depreciation was driven by the age of the properties, and to a lesser extent, the sales of Williamsburg in March 2019 and Pinehurst in December 2019.

Interest expense decreased by $2.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The overall decrease is primarily due to lower interest rates on variable rate debt.  Approximately $96,000 of the decrease is attributable to the decrease in outstanding borrowings due to the sale of Pinehurst in December 2019.

(Back to Index)

(Back to Index)

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019:

The following table sets forth the results of our operations (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Revenues:
Rental income	$66,367	$68,319
Interest and dividend income	99	212
Total revenues	66,466	68,531
Expenses:
Rental operating - expenses	12,421	12,841
Rental operating - payroll	5,938	6,769
Rental operating - real estate taxes	8,831	8,738
Subtotal - Rental operating expenses	27,190	28,348
Acquisition fees	113	—
Management fees	9,130	9,298
General and administrative	5,149	5,061
Loss on disposal of assets	221	265
Depreciation and amortization expense	26,167	27,071
Total expenses	67,970	70,043
Loss before net gains on dispositions	(1,504)	(1,512)
Net gain on disposition of property	—	34,575
Income (loss) before other income (expense)	(1,504)	33,063
Other income (expense):
Interest expense	(14,140)	(20,259)
Gain on sale of land easement	290	—
Insurance proceeds in excess of cost basis	36	570
Total other income (expense)	(13,814)	(19,689)
Net (loss) income attributable to common stockholders	$(15,318)	$13,374

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Minimum rents	$61,796	$20	$—	$61,816	$60,684	$2,353	$—	$63,037
Utility income	3,799	—	—	3,799	3,734	453	—	4,187
Other ancillary fees	752	—	—	752	1,020	75	—	1,095
Rental income	66,347	20	—	66,367	65,438	2,881	—	68,319
Interest and dividend income	77	—	22	99	108	1	103	212
Total revenues	66,424	20	22	66,466	65,546	2,882	103	68,531
Expenses:
Rental operating - expenses	12,539	(124)	6	12,421	11,885	951	5	12,841
Rental operating - payroll	5,936	2	—	5,938	6,300	469	—	6,769
Rental operating- real estate taxes	8,831	—	—	8,831	8,527	211	—	8,738
Subtotal - Rental operating expenses	27,306	(122)	6	27,190	26,712	1,631	5	28,348
Acquisition fees	112	1	—	113	—	—	—	—
Management fees	2,946	—	6,184	9,130	2,883	115	6,300	9,298
General and administrative (1)	1,817	1	3,331	5,149	1,662	148	3,251	5,061
Loss on disposal of assets	221	—	—	221	256	9	—	265
Depreciation and amortization expense	26,167	—	—	26,167	26,598	473	—	27,071
Total expenses	58,569	(120)	9,521	67,970	58,111	2,376	9,556	70,043
Loss before net gains on dispositions	7,855	140	(9,499)	(1,504)	7,435	506	(9,453)	(1,512)
Net gain on disposition of property	—	—	—	—	—	34,575	—	34,575
Income (loss) before other (expense) income	7,855	140	(9,499)	(1,504)	7,435	35,081	(9,453)	33,063
Other (expense) income:
Interest expense	(14,140)	—	—	(14,140)	(18,159)	(2,100)	—	(20,259)
Gain on sale of land easement	290	—	—	290	—	—	—	—
Insurance proceeds in excess of cost basis	36	—	—	36	532	38	—	570
Total other (expense) income	(13,814)	—	—	(13,814)	(17,627)	(2,062)	—	(19,689)
Net (loss) income attributable to common stockholders	$(5,959)	$140	$(9,499)	$(15,318)	$(10,192)	$33,019	$(9,453)	$13,374

(1)	Includes approximately $91,000 in COVID-19 related expenses for the six months ended June 30, 2020.

(Back to Index)

(Back to Index)

Revenues:  The $1.1 million increase in rental income for the 28 properties we owned during both the six months ended June 30, 2020 and 2019 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase (in thousands)	Change in Occupancy	Increase in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$282	(1.56)%	$127
Village of Bonita Glen	129	(1.90)%	112
Terraces at Lake Mary	98	0.19%	60
The Bryant at Yorba Linda	86	(1.28)%	67
Courtney Meadows Apartments	80	(0.43)%	59
Aston at Cinco Ranch	80	1.80%	37
Meridian Pointe	66	(0.69)%	45
Trailpoint at The Woodlands	66	1.59%	25
Pines of York	56	0.02%	38
Bristol at Grapevine	55	(3.28)%	64
All other, net	114	(2.10)%	37
	$1,112

Expenses:  Our total rental operating expenses for the 28 properties we owned during both six month periods presented increased by approximately $594,000 during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to an increase of $352,000 in insurance expense and a $260,000 increase in repair costs. Additionally, there was a $304,000 increase in real estate taxes and a $364,000 decrease in payroll expense.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place antennae leases. There was no change in the amortization of in-place leases during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The (decreases) in depreciation during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, are as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Total
Depreciation	$(431)	$(473)	$(904)

The decrease in depreciation was driven by the age of the properties, as well as the sales of Williamsburg in March 2019 and Pinehurst in December 2019.

Net gains on dispositions of properties included in income (loss) before other (expense) income decreased by $34.5 million for the six months ended June 30, 2020, during which period there were no dispositions, as compared to the six months ended June 30, 2019, which had one disposition, as detailed below (in thousands):

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575

Interest expense decreased by $4.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Approximately $1.1 million of this decrease is driven by loan-related costs related to the sale of Williamsburg during the quarter ended March 31, 2019.  An additional $1.0 million of the decrease is due to the decrease in outstanding borrowings resulting from the sales of Williamsburg and Pinehurst in 2019.  The remaining decrease is largely driven by lower interest rates on variable rate debt.

(Back to Index)

(Back to Index)

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

Capital Expenditures

We deployed a total of $5.6 million during the six months ended June 30, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  The properties in which we deployed the most capital during the six months ended June 30, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the six months ended June 30, 2020	Remaining capital budgeted
Vista Apartment Homes	$925	$781
The Westside Apartments	593	419
Heritage Pointe	394	664
The Bryant at Yorba Linda	375	2,650
Addison at Sandy Springs	357	887
Terraces at Lake Mary	348	1,349
Providence in the Park	328	1,322
Verona Apartment Homes	305	403
Point Bonita Apartment Homes	300	1,067
Courtney Meadows Apartments	300	1,802
All other properties	1,336	8,353
	$5,561	$19,697

Initial Public Offering

The primary portion of our initial public offering closed on December 13, 2013.  On December 26, 2013, the unsold primary offering shares were deregistered and, on December 30, 2013, the registration of the shares issuable pursuant to the distribution reinvestment plan was continued pursuant to a Registration Statement on Form S-3. A new Registration Statement on Form S-3 was filed in May 2016 to continue the distribution reinvestment plan offering. Our distribution reinvestment plan offering of up to $120.0 million of shares of common stock pursuant to which our stockholders may elect to have distributions reinvested in additional shares at 95% of our current estimated value per share remains open; however, our Board of Directors has suspended distributions as of April 1, 2020, and we will not make any sales under the offering until distributions resume.

(Back to Index)

(Back to Index)

Gross Offering Proceeds

As of June 30, 2020, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion	15,500	155
Total	82,915,566	$809,832
Shares redeemed and retired	(12,995,684)
Total shares issued and outstanding as of June 30, 2020	69,919,882

(1)Includes 276,056 shares issued to the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	June 30, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,142	$—	$(51)	$14,091	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(93)	13,007	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,562	—	(105)	17,457	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(334)	32,636	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(290)	28,110	28,400	—	(315)	28,085
Maxwell Townhomes	12,639	—	(40)	12,599	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,359	23	(22)	25,360	25,627	34	(32)	25,629
Pines of York	13,955	(83)	(16)	13,856	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(545)	64,455	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(278)	25,837	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(255)	20,375	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,793	—	(68)	21,725	22,032	—	(96)	21,936
Sunset Ridge 1	18,049	21	(17)	18,053	18,300	54	(43)	18,311
Sunset Ridge 2	2,735	3	(2)	2,736	2,768	7	(6)	2,769
Calloway at Las Colinas	32,557	—	(85)	32,472	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(275)	20,725	21,000	—	(298)	20,702
Heritage Pointe	24,533	—	(181)	24,352	24,808	—	(201)	24,607
The Bryant at Yorba Linda	75,916	—	(434)	75,482	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,476	918	(158)	26,236	25,696	1,063	(183)	26,576
The Westside Apartments	35,445	—	(270)	35,175	35,838	—	(293)	35,545
Tech Center Square	11,606	—	(85)	11,521	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,117	—	(126)	10,991	11,221	—	(145)	11,076
Providence in the Park	45,958	—	(301)	45,657	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,398	—	(398)	60,000	60,998	—	(451)	60,547
Meridian Pointe	38,888	—	(356)	38,532	39,277	—	(402)	38,875
Terraces at Lake Mary	31,794	—	(231)	31,563	32,110	—	(259)	31,851
Courtney Meadows Apartments	26,873	—	(230)	26,643	27,100	—	(257)	26,843
Addison at Sandy Springs	22,706	—	(220)	22,486	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(276)	32,646	32,922	—	(306)	32,616
	$809,638	$882	$(5,742)	$804,778	$804,903	$1,046	$(6,084)	$799,865

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 9 of the notes to our consolidated financial statements.

As of June 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 2.58%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (64% as of June 30, 2020). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee of our Board of Directors has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2020 did not exceed the charter-imposed limitation.

Distributions

For the six months ended June 30, 2020, we paid aggregate distributions of $10.4 million, including $4.4 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

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

Distributions paid, distributions declared and sources of distributions paid were as follows for the six months ended June 30, 2020 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,364	$6,085	$10,449	$(2,182)	$10,449	$0.15	$0 / 0%	$0 / 0%	$10,449 / 100%
Second Quarter	—	—	—	7,529	—	—	$0 / 0%	$0 / 0%	$0 / 0%
	$4,364	$6,085	$10,449	$5,347	$10,449
(1)	Cash for distributions paid was funded by cash on hand remaining from prior year dispositions

                Cash distributions paid since inception were as follows (in thousands, except per share data):

(Back to Index)

(Back to Index)

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

Our net loss attributable to common stockholders' for the six months ended June 30, 2020 was $15.3 million and net cash provided by operating activities was $5.3 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through June 30, 2020 were $272.7 million and $166.1 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders – GAAP	$(6,497)	$(9,807)	$(15,318)	$13,374
Net gain on disposition of property	—	—	—	(34,575)
Depreciation expense	13,003	13,471	26,161	27,065
FFO attributable to common stockholders	6,506	3,664	10,843	5,864
Adjustments for straight-line rents	(124)	78	(107)	128
Amortization of intangible lease assets	3	3	6	6
Realized loss on change in fair value of interest rate cap related to extinguishments	—	—	—	109
Debt premium amortization	(82)	(83)	(164)	(166)
Acquisition fees	—	—	113	—
MFFO attributable to common stockholders	6,303	3,662	10,691	5,941
Net gain on disposition of property	—	—	—	34,575
AFFO attributable to common stockholders	$6,303	$3,662	$10,691	$40,516

Basic and diluted net (loss) income per common share - GAAP	$(0.09)	$(0.14)	$(0.22)	$0.19
FFO per share	$0.09	$0.05	$0.16	$0.08
MFFO per share	$0.09	$0.05	$0.15	$0.08
AFFO per share	$0.09	$0.05	$0.15	$0.57
Weighted average shares outstanding (1)	70,010	70,387	69,840	70,463

(1)

None of the shares of convertible stock are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either June 30, 2020 or June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 20 interest rate caps that were designated as cash flow hedges during the years 2016 through 2024. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of June 30, 2020 and December 31, 2019, we had $657.1 million and $650.6 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the six months ended June 30, 2020 and the year ended December 31, 2019, our interest expense would have increased by approximately $3.3 million and $6.1 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of June 30, 2020 and December 31, 2019, we had $152.6 million and $154.3 million, respectively, in fixed rate outstanding borrowings. As of June 30, 2020 and December 31, 2019, our fixed rate outstanding borrowings had an estimated aggregate fair value of $155.9 million and $154.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2020 and December 31, 2019, the fair value of these fixed rate outstanding borrowings would have decreased by $2.3 million and $2.9 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended June 30, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended June 30, 2020, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2020	—	$—	—	(3)
May 2020	—	$—	—	(3)
June 2020	106,531	$11.10	134,300	(3)
	106,531

(1)

All redemptions of equity securities in the three months ended June 30, 2020 were made pursuant to our share redemption program. For the three months ended June 30, 2020 we redeemed all redemption requests received in good order and eligible for redemption through the June redemption date, and as of June 30, 2020, we have no outstanding and unfulfilled redemption requests.

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

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

August 7, 2020	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Back to Index)