Form 10-Q
period 2020-09-30
Resource Real Estate Opportunity REIT, Inc.
filed 2020-11-10
CIK 1466225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

1845 Walnut Street, 17th Floor, Philadelphia, PA 19103

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

As of November 3, 2020, there were 70,565,408 shares of common stock of Resource Real Estate Opportunity REIT, Inc., $0.01 par value per share, outstanding.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect the Company’s results of operations, financial condition, cash flows, performance or future achievements or events. Factors that could cause actual results to differ materially from these expectations include, but are not limited to, the risk that the Company will be unsuccessful in its transition to a self-managed REIT, that the proposed merger (as discussed herein) will not be consummated within the expected time period or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the Company’s inability to obtain stockholder approval of the merger or the failure to satisfy the other conditions to completion of the merger; risks related to disruption of management’s attention from the ongoing business operations due to the proposed merger.  In addition, the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, results of operations, cash flows and performance of the Company, particularly its ability to collect rent, the personal financial condition of its tenants and their ability to pay rent, and the real estate market and the global economy and financial markets remains a risk to the Company. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts COVID-19. Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

(Back to Index)

PART 1. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments:
Rental properties, net	$908,462	$938,144
Loan held for investment, net	820	809
Identified intangible assets, net	7	14
Total investments	909,289	938,967
Cash	50,427	49,534
Restricted cash	12,125	12,304
Subtotal- cash and restricted cash	62,552	61,838
Due from related parties	2,951	236
Tenant receivables, net	415	189
Prepaid expenses and other assets	6,394	3,073
Goodwill	154,935	404
Operating lease right-of-use assets	3,335	381
Total assets	$1,139,871	$1,005,088
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$801,923	$799,865
Accounts payable and accrued expenses	10,991	8,665
Accrued real estate taxes	10,521	9,086
Due to related parties	27,338	683
Tenant prepayments	1,111	1,087
Security deposits	2,782	2,506
Operating lease liabilities	3,337	381
Total liabilities	$858,003	$822,273
Equity:
Preferred stock, par value $.01; 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01; 1,000,000,000 shares authorized; 70,565,408 and 69,467,689 shares issued and outstanding (including nonvested restricted stock of 645,526 and none), respectively)	706	695
Convertible stock; par value $.01; 50,000 shares authorized; 49,935 shares issued and outstanding	1	1
Additional paid-in capital	621,058	616,465
Accumulated other comprehensive loss	(361)	(218)
Accumulated deficit	(467,553)	(434,128)
Total stockholders' equity	153,851	182,815
Noncontrolling interest	128,017	—
Total equity	281,868	182,815
Total liabilities and equity	$1,139,871	$1,005,088

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$33,258	$33,447	$99,625	$101,766
Property management fee income - related parties	289	—	289	—
Asset management fee income - related parties	702	—	702	—
Total revenues	34,249	33,447	100,616	101,766
Expenses:
Rental operating - expenses	7,362	6,225	19,776	19,066
Rental operating - payroll	3,273	3,177	9,211	9,946
Rental operating - real estate taxes	4,033	4,321	12,864	13,059
Subtotal - Rental operating expenses	14,668	13,723	41,851	42,071
Acquisition costs	—	—	113	—
Property management fees - third party	392	—	392	—
Management fees - related party	3,459	4,633	12,589	13,931
Transaction costs	1,849	—	1,849	—
General and administrative	2,961	2,346	8,117	7,407
Loss on disposal of assets	142	68	363	333
Depreciation and amortization expense	12,760	13,412	38,927	40,483
Total expenses	36,231	34,182	104,201	104,225
Loss before net gain on dispositions	(1,982)	(735)	(3,585)	(2,459)
Net gain on disposition of property	—	—	—	34,575
(Loss) Income before other income (expense)	(1,982)	(735)	(3,585)	32,116
Other income (expense):
Interest expense	(5,632)	(8,999)	(19,772)	(29,258)
Interest income	42	93	141	305
Gain on sale of land easement	20	—	310	—
Insurance proceeds in excess of cost basis	3	—	39	570
Total other (expense) income	(5,567)	(8,906)	(19,282)	(28,383)
Net (loss) income	$(7,549)	$(9,641)	$(22,867)	$3,733
Allocation of income to preferred unit holders	$(286)	—	$(286)	—
Net (loss) income after preferred unit distributions	(7,835)	(9,641)	(23,153)	3,733
Less: Allocation of income to preferred unit holders attributable to noncontrolling interest	6	—	6	—
Less: Net loss attributable to noncontrolling interest	171	—	171	—
Net (loss) income attributable to common stockholders	$(7,658)	$(9,641)	$(22,976)	$3,733

Weighted average common shares outstanding	69,920	70,226	69,867	70,382
Basic and diluted loss (income) per common share:
Net (loss) income per common share	$(0.11)	$(0.14)	$(0.33)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(7,549)	$(9,641)	$(22,867)	$3,733
Other comprehensive income (loss):
Reclassification adjustment for realized loss on designated derivatives	29	56	109	268
Designated derivatives, fair value adjustments	(288)	(16)	(258)	(60)
Total comprehensive (loss) income	$(7,808)	$(9,601)	$(23,016)	$3,941
Allocation of income to preferred unit holders	(286)	—	(286)	—
Total comprehensive (loss) income after allocation to preferred unit holders	$(8,094)	$(9,601)	$(23,302)	$3,941
Net loss attributable to noncontrolling interest	171	—	171	—
Distributions to preferred unit holders attributable to noncontrolling interest	6	—	6	—
Total other comprehensive loss attributable to noncontrolling interest	6	—	6	—
Comprehensive loss attributable to noncontrolling interest	183	—	183	—
Comprehensive (loss) income attributable to common stockholders	$(7,911)	$(9,601)	$(23,119)	$3,941

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

(unaudited)

	Common Stock		Convertible Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	69,468	$695	50	$1	$616,465	$(218)	$(434,128)	$182,815	$—	$182,815
Common stock issued through the distribution reinvestment plan	586	6	—	—	6,079	—	—	6,085	—	6,085
Distributions declared	—	—	—	—	—	—	(10,449)	(10,449)	—	(10,449)
Common stock redemptions	(28)	(1)	—	—	(300)	—	—	(301)	—	(301)
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Net loss	—	—	—	—	—	—	(8,821)	(8,821)	—	(8,821)
Balance at March 31, 2020	70,026	$700	50	$1	$622,244	$(120)	$(453,398)	$169,427	$—	$169,427
Common stock redemptions	(106)	(1)	—	—	(1,181)	—	—	(1,182)	—	(1,182)
Other comprehensive income	—	—	—	—	—	12	—	12	—	12
Net loss	—	—	—	—	—	—	(6,497)	(6,497)	—	(6,497)
Balance at June 30, 2020	69,920	$699	50	$1	$621,063	$(108)	$(459,895)	$161,760	$—	$161,760
Issuance of operating partnership units in Self-Management Transaction	—	—	—	—	—	—	—	—	128,200	128,200
Issuance of restricted stock	646	7	—	—	(7)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2	—	—	2	—	2
Allocation of income to preferred unit holders	—	—	—	—	—	—	(280)	(280)	(6)	(286)
Other comprehensive loss	—	—	—	—	—	(253)	—	(253)	(6)	(259)
Net loss	—	—	—	—	—	—	(7,378)	(7,378)	(171)	(7,549)
Balance at September 30, 2020	70,566	$706	50	$1	$621,058	$(361)	$(467,553)	$153,851	$128,017	$281,868

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(22,867)	$3,733
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	363	333
Casualty gains	(533)	(684)
Net gain on disposition of property	—	(34,575)
Net gain on sale of land easement	(310)	—
Loss on extinguishment of debt	—	5
Depreciation and amortization	38,927	40,483
Amortization of deferred financing costs	1,117	1,823
Amortization of debt premium (discount)	(246)	(249)
Realized loss on change in fair value of interest rate cap	109	268
Stock-based compensation	2	—
Accretion of discount and direct loan fees and costs	(31)	(29)
Changes in operating assets and liabilities, net of acquisitions:
Tenant receivables, net	(226)	8
Prepaid expenses and other assets	(3,134)	(587)
Due to/from related parties, net	1,527	(129)
Accounts payable and accrued expenses	(776)	4,642
Tenant prepayments	24	(197)
Security deposits	276	78
Net cash provided by operating activities	14,222	14,923
Cash flows from investing activities:
Proceeds from disposal of property, net of closing costs	—	12,897
Proceeds from sale of land easement	312	—
Working capital paid in Self-Management Transaction	(852)	—
Insurance proceeds received for casualty losses	674	684
Capital expenditures	(8,513)	(13,496)
Principal payments received on loans held for investment	20	18
Net cash (used in) provided by investing activities	(8,359)	103
Cash flows from financing activities:
Redemptions of common stock	(1,483)	(28,588)
Payment of deferred financing costs	—	(41)
Borrowings on mortgages	9,452	8,937
Principal repayments on mortgages	(8,459)	(6,593)
Purchase of interest rate caps	(295)	(41)
Distributions paid on common stock	(4,364)	(13,220)
Net cash used in financing activities	(5,149)	(39,546)
Net increase (decrease) in cash and restricted cash	714	(24,520)
Cash and restricted cash at beginning of period	61,838	78,621
Cash and restricted cash at end of period	$62,552	$54,101
Reconciliation of cash and restricted cash
Cash	$50,427	$41,781
Restricted cash	12,125	12,320
Cash and restricted cash at end of period	$62,552	$54,101

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Real Estate Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 3, 2009 for the purpose of owning a diversified portfolio of U.S. commercial real estate and real estate-related assets in order to generate gains to stockholders from the potential appreciation in the value of the assets and to generate current income for stockholders by distributing cash flow from the Company’s investments. The Company is externally advised by Resource Real Estate Opportunity Advisor, LLC (the “Advisor”) pursuant to an advisory agreement initially entered in September 2009 and amended at various times thereafter and renewed annually.

Through its private offering and primary public offering, which concluded on December 13, 2013, the Company raised aggregate gross offering proceeds of $645.8 million, which resulted in the issuance of 64.9 million shares of common stock, including approximately 276,000 shares purchased by the Advisor (which shares were transferred to C-III Capital Partners LLC as part of the Self-Management Transaction (as described below)) and 1.2 million shares sold in the Company's distribution reinvestment plan. During the years ended December 31, 2019 and 2018, the Company issued approximately 4.9 million additional shares for $50.4 million pursuant to its distribution reinvestment plan. During the nine months ended September 30, 2020, the Company issued approximately 586,500 additional shares for $6.1 million pursuant to its distribution reinvestment plan. The Company's distribution reinvestment plan offering has been suspended since April 1, 2020 when the board of directors of the Company suspended the declaration of distributions.

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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2019. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending December 31, 2020.

Self-Management Transaction

On September 8, 2020, Resource Real Estate Opportunity OP, LP, the operating partnership of the Company (“REIT I OP” or “OP I”), entered into a transaction (the “Self-Management Transaction”) with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III Capital Partners LLC (“C-III” or “PM Contributor”), RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Resource Real Estate”) and Resource America, Inc. (“RAI”), pursuant to which C-III and RAI contributed to REIT I OP all of the membership interests in PM Holdings and Advisor Holdings, respectively, and certain assets related to the business of PM Holdings and Advisor Holdings, respectively, in exchange for 6,158,759 REIT I OP Common Units (“OP I Common Units”), 319,965 REIT I OP Series A Preferred Units (“Op I Preferred Units”) (with a face value of $67,500,000), and the right to receive certain deferred payments having the aggregate value of $27,000,000.  These deferred payments and the REIT I OP Preferred Units are as

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

described more fully below. As a result of the Self-Management Transaction, the Company is now self-managed and succeeds to the advisory, asset management and property management arrangements formerly in place for the Company, Resource Real Estate Opportunity REIT II, Inc. (“REIT II”) and Resource Apartment REIT III, Inc. (“REIT III”). As part of the Self-Management Transaction, the Company entered into a series of agreements and amendments to existing agreements as further described below.

Contribution Agreement

On September 8, 2020, REIT I OP, as contributee, entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with C-III and RAI (together, the “Contributors”) and PM Holdings and Advisor Holdings whereby REIT I OP acquired 100% of the aggregate membership interests in PM Holdings and Advisor Holdings and substantially all of the operating assets and associated liabilities of PM Holdings and Advisor Holdings, including their 100% membership interests in (i) the Company’s advisor, (ii) REIT II’s advisor, (iii) REIT III’s advisor, (iv) the Company’s property manager, (v) REIT II’s property manager and (vi) REIT III’s property manager, as well as certain of the operating assets of those entities, including but not limited to (a) all personal property used in or necessary for the conduct of their business, (b) all intellectual property, goodwill, licenses and sublicenses granted and obtained with respect thereto and certain domain names, (c) certain continuing employees and the key persons who have executed employment agreements, and (d) certain other assets as set forth in the Contribution Agreement.

In addition to the REIT I OP Common Units and the REIT I OP Preferred Units issued to the Contributors pursuant to the Contribution Agreement described above, REIT I OP will pay RAI (on behalf of and for distribution to PM Contributor and Advisor Contributor) deferred payments in cash of (i) $7,500,000 upon the earlier to occur of (A) the consummation of the REIT I Merger (as defined below) or (B) nine months following the effective date of the Merger Agreement (as defined below), (ii) six monthly payments of $2,000,000, totaling $12,000,000, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7,500,000, for the 12 months following the closing of the Self-Management Transaction.

As part of the Self-Management Transaction, REIT I OP hired the workforce currently responsible for the management and day-to-day real estate and accounting operations of the Company, REIT II and REIT III under the various agreements acquired and has 45 employees.

Transitional Services Agreement

On September 8, 2020, REIT I OP entered into a Transitional Services Agreement with C-III, Advisor Contributor and RAI (the “Transitional Services Agreement”), pursuant to which, effective September 8, 2020, C-III will provide, or cause to be provided, to REIT I OP and its affiliates and subsidiaries certain services in order to ensure an orderly transition to REIT I OP of the ownership of PM Holdings and Advisor Holdings and the continued conduct and operation of the advisory and property management business acquired by REIT I OP in connection with the Self-Management Transaction. In connection with these services, REIT I OP shall pay C-III an agreed-upon monthly fee for each service provided, as well as reimbursement of out-of-pocket expenses incurred by C-III and RAI as a result of the provision of these services.

Amended and Restated Limited Partnership Agreement

On September 8, 2020, the Company and RRE Opportunity Holdings, LLC entered into an Amended and Restated Limited Partnership Agreement of OP I (the “Amended and Restated Operating Partnership Agreement”), which amends and supersedes the Amended and Restated Limited Partnership Agreement of Resource Real Estate Opportunity OP, LP dated September 1, 2009.  The Company is the general partner of REIT I OP, RRE Opportunity Holdings, LLC is the initial limited

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

partner of REIT I OP and, as a result of the Self-Management Transaction, the Contributors have been admitted as limited partners of REIT I OP.

Distributions and Allocations of Profits and Losses

The Amended and Restated Operating Partnership Agreement provides that, subject to priority allocations with respect to OP I Preferred Units, REIT I OP generally will distribute cash available for distribution to its partners in accordance with their relative percentage interests on at least a quarterly basis in amounts as the general partner shall determine. The effect of these distributions will be that a holder of one OP I Common Unit will receive the same amount of cash distributions as the amount of cash distributions made to the holder of one share of the Company’s common stock.

Similarly, the Amended and Restated Operating Partnership Agreement provides that profits and taxable income are allocated to the partners of OP I in accordance with their relative percentage interests. Subject to compliance with the provisions of Sections 704(b) and 704(c) of the Code and corresponding Treasury Regulations, the effect of these allocations will be that a holder of one operating partnership unit will be allocated, to the extent possible, taxable income for each taxable year in an amount equal to the amount of taxable income to be recognized by a holder of one of our shares. Losses, if any, will generally be allocated among the partners in accordance with their respective percentage interests in REIT I OP.

If REIT I OP liquidates, REIT I OP’s debts and other obligations must be satisfied before the partners may receive any distributions. Any distributions to partners then will be made to holders of OP I Preferred Units in order to satisfy any liquidation preference held by them, and then to the holders of OP I Common Units partners in accordance with their respective percentage interests in REIT I OP.

Exchange Rights

The holders of OP I Common Units, including the Contributors, have the right to cause their operating partnership units to be redeemed by REIT I OP or purchased by the Company for cash.  In either event, the cash amount to be paid will be equal to the cash value of the number of the Company’s shares that would be issuable if the OP I Common Units were exchanged for shares of the Company’s common stock based on the conversion ratio set forth in Amended and Restated Operating Partnership Agreement. Alternatively, at the Company’s sole discretion, the Company may elect to purchase the Common Units by issuing shares of the Company’s common stock for the Common Units exchanged based on the conversion ratio set forth in Amended and Restated Operating Partnership Agreement. The conversion ratio is initially one to one, but may be adjusted based on certain events including: (i) if the Company declares or pays a distribution on its outstanding shares in shares of the Company’s common stock, (ii) if the Company subdivides its outstanding shares of common stock, or (iii) if the Company combines its outstanding shares of common stock into a smaller number of shares of common stock. These exchange rights may not be exercised, however, if and to the extent that the delivery of shares upon exercise would (1) result in any person owning shares of the Company’s common stock in excess of the Company’s aggregate stock ownership limit, (2) result in the Company’s shares of common stock being owned by fewer than 100 persons, (3) cause REIT I OP to be “closely held” within the meaning of Section 856(h) of the Code, (4) cause the Company to own, directly or constructively, 9.9% or more of the ownership interests in a tenant within the meaning of Section 856(d)(2)(B) of the Code, (5) cause the Company to violate the Securities Act of 1933, as amended (the “Securities Act”), (6) require the Company to register shares of its common stock pursuant to the Securities Act, (7) the Company believes that REIT I OP will be treated as a “publicly traded partnership” under Section 7704 of the Code, or if the Company no longer qualifies as a REIT.

In general, holders of OP I Common Units may exercise their exchange rights at any time after one year following the date of issuance of their OP I Common Units; however, the Contributors may not exercise their exchange rights with respect to the OP I Common Units they hold until such OP I Common Units have been outstanding for at least two years.  A

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

holder of OP I Common Units may not deliver more than two exchange notices each calendar year and may not exercise an exchange right for less than 1,000 OP I Common Units, unless such limited partner holds less than 1,000 units, in which case, such limited partner must exercise its exchange right for all of its OP I Common Units.

Series A Cumulative Participating Redeemable Preferred Units

The Amended and Restated Operating Partnership Agreement sets forth the rights, powers, privileges, restrictions, qualifications and limitations of the OP I Preferred Units.

With respect to distribution rights and rights upon liquidation, distribution or winding up of REIT I OP, the OP I Preferred Units rank senior to all classes and series of OP I Common Units and any other class or series of OP I Preferred Units.  Each OP I Preferred Unit is entitled to a 7.00% per annum preferred priority return on the stated value of each OP I Preferred Unit commencing on the date of issuance and ending on the fifth anniversary of the date of issuance, and thereafter a 10.00% per annum preferred priority return on the stated value of each OP I Preferred Unit (the “Priority Return”), as well as, with respect to such distribution period, the amount of distributions a holder of such OP I Preferred Unit would be entitled to receive if such OP I Preferred Units were treated as part of a single class of units with the Common Units with the right to participate in distributions pari passu with the Common Units (the “Preferred Return”).  In addition, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of REIT I OP, the holders of OP I Preferred Units are entitled to be paid out of the assets of REIT I OP legally available for distribution, after payment or provision for REIT I OP’s debts and other liabilities, a liquidation preference equal to the state value per unit plus any accrued but unpaid Priority Return and any accrued but unpaid Preferred Return. Such liquidation preference shall be paid before REIT I OP may pay any liquidating distributions to any holders of OP I Common Units.

Except as described below, the OP I Preferred Units are not redeemable by REIT I OP prior to the first anniversary of the date of issuance.  Following such date, the holders of OP I Preferred Units may elect to have up to 25% of the number of OP I Preferred Units originally issued to such holder redeemed by REIT I OP each year for the following four years.  Such redemption right shall be suspended at such time as the Company applies to list its shares of common stock on a national securities exchange, and shall terminate at such time as the national securities exchange approves the Company’s common stock for listing.  Upon the occurrence of a listing of the Company common stock on a national securities exchange, a change of control of the Company, or the second anniversary of the date of issuance, REIT I OP may at its option redeem for cash all or a portion of the then-outstanding OP I Preferred Units.  The redemption price to be paid in respect of a redemption of one OP I Preferred Unit shall be an amount of cash equal to the stated value of such OP I Preferred Unit, plus the value as of such date of one share of the Company’s common stock (as may be adjusted), plus any accrued but unpaid Priority Return and any accrued but unpaid Preferred Return (the “Redemption Price”).

In the event that the redemption right described above is terminated in connection with a listing of the shares of the Company’s common stock on a national securities exchange, beginning 180 days after the date of such listing, the holders of OP I Series A Preferred Units shall have the right to require the Company to purchase the OP I Preferred Units in exchange for a number of listed shares of the Company’s common stock determined by dividing (i) the number of OP I Preferred Units multiplied by the Redemption Price as of the date of the exchange by (ii) the volume-weighted average price of such listed shares over the 30-day period prior to the date of the exchange.

The OP I Preferred Units generally will not have any voting rights; however, unless (i) fewer than 12.5% of the number of OP I Preferred Units originally issued remain outstanding, (ii) the holders of a majority of the then-outstanding OP I Series A Preferred Units consent, or (iii) an additional class or series of OP I Preferred Units is being issued in connection with the full redemption of the OP I Preferred Units, REIT I OP shall not issue any class or series of OP I Preferred Units with distribution rights and rights upon liquidation, distribution or winding up of REIT I OP senior to the OP I Preferred Units.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Amendment to Advisory Agreement

On September 8, 2020, the Company and the Advisor entered into an Amendment to Fourth Amended and Restated Advisory Agreement (the “Advisory Agreement Amendment”).  The Advisory Agreement Amendment eliminates all limitations in the Fourth Amended and Restated Advisory Agreement on the Company acquiring its advisor or an affiliate of the advisor in order to become self-managed.

 Investor Rights Agreement

On September 8, 2020, the Company, REIT I OP, C-III and RAI entered into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, C-III and RAI (or any successor holder) has the right (i) with respect to Common Units of REIT I OP, after September 8, 2022, and (ii) with respect to OP I Preferred Units, after 180 days from the date the Company lists its common stock on a national securities exchange (the “Lock-Up Expiration”), to request the Company to register for resale under the Securities Act of 1933, as amended, all or part, but not less than 50%, of the shares of the Company’s common stock issued or issuable to such holder. The Company will use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form.  The Company will cause such registration statement to become effective as soon as reasonably practicable thereafter.  The Investor Rights Agreement also grants C-III and RAI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.

In addition, the Investor Rights Agreement grants C-III and RAI (or any successor holder) the right, together, to designate one individual to be included on the slate of directors to be voted on by the stockholders of the Company (the “Investor Nominee”).  Until C-III and RAI beneficially own, in the aggregate, less than 12.5% of the OP I Preferred Units issued by OP I in connection with the Contribution Agreement, C-III and RAI, together, shall have the right to designate the Investor Nominee, subject to approval of the Company’s board of directors, or any committee of the Company’s board of directors authorized to approve board of directors nominees. The parties to the Investor Rights Agreement acknowledged and agreed that the term of the Investor Nominee designated pursuant to the Investor Rights Agreement is intended to automatically expire immediately on the date on which PM Contributor and Advisor Contributor, together, own less than 12.5% of OP I Series A Preferred Units and that the board of directors of the Company may take actions deemed necessary and appropriate to implement such intention.

Pending Merger with Resource Real Estate Opportunity REIT II, Inc.

On September 8, 2020, the Company, REIT II, RRE Opportunity OP II, LP, REIT II’s operating partnership (“REIT II OP” or “OP II”), REIT I OP, and Revolution I Merger Sub, LLC, a wholly owned subsidiary of REIT II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Subject to the terms and conditions of the REIT I Merger Agreement, (i) REIT I will merge with and into Merger Sub I, with Merger Sub I surviving as a direct, wholly owned subsidiary of the Company (the “Company Merger”) and (ii) OP I will merge with and into OP II (the “Partnership Merger” and, together with the Company Merger, the “Merger”), with OP II surviving the Partnership Merger. At such time, the separate existence of REIT I and OP I shall cease.

At the effective time of the Company Merger, each issued and outstanding share of REIT I’s common stock (or fraction thereof) will be converted into the right to receive 1.22423 shares of common stock of the Company, and each issued and outstanding share of REIT I’s convertible stock will be converted into the right to receive $0.02 in cash (without interest).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

At the effective time of the Partnership Merger, each common unit of partnership interests in OP I outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.22423 common units of partnership interest in OP II and each Series A Cumulative Participating Redeemable Preferred Unit in OP I issued and outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in OP II.

The obligations of each party to consummate the Merger are subject to a number of conditions, including receipt of the approval of the Merger and of an amendment to the Company’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of the Company’s common stock.

On September 8, 2020, REIT II also entered into an Agreement and Plan of Merger to acquire REIT III. REIT II’s proposed merger with REIT III is referred to herein as the “REIT III Merger” and collectively with the Merger, the “Mergers.” The consummation of the REIT III Merger is not contingent upon the completion of the Merger, and the consummation of the Merger is not contingent upon the completion of the REIT III Merger.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants. The Company did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2020; however, a small percentage of its tenants have requested rent deferral as a result of the pandemic.  The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.  Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants depends on future developments, which cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.  The Company is unable to predict the ultimate impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiary	Apartment Complex	Number of Units	Property Location
RRE Opportunity Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity OP, LP	N/A	N/A	N/A
RRE Charlemagne Holdings, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity Manager, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity Manager II, LLC	N/A	N/A	N/A
Resource Apartment Manager III, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity Advisor, LLC	N/A	N/A	N/A
Resource Real Estate Opportunity Advisor II, LLC	N/A	N/A	N/A
Resource REIT Advisor, LLC	N/A	N/A	N/A
Resource Real Estate LLC (formerly known as Resource Newco, LLC)	N/A	N/A	N/A
Resource PM Holdings, LLC	N/A	N/A	N/A
RRE Iroquois, LP (“Vista”)	Vista Apartment Homes	133	Philadelphia, PA
RRE Iroquois Holdings, LLC	N/A	N/A	N/A
RRE Cannery Holdings, LLC (“Cannery”)	Cannery Lofts	156	Dayton, OH
RRE Autumn Wood Holdings, LLC ("Autumn Wood")	Retreat at Rocky Ridge	206	Hoover, AL
RRE Village Square Holdings, LLC ("Village Square")	Trailpoint at the Woodlands	271	Houston, TX
RRE Brentdale Holdings, LLC ("Brentdale")	The Westside Apartments	412	Plano, TX
RRE Jefferson Point Holdings, LLC ("Jefferson Point")	Tech Center Square	208	Newport News,VA
RRE Centennial Holdings, LLC ("Centennial")	Verona Apartment Homes	276	Littleton, CO
RRE Pinnacle Holdings, LLC ("Pinnacle")	Skyview Apartment Homes	224	Westminster, CO
RRE River Oaks Holdings, LLC ("River Oaks")	Maxwell Townhomes	316	San Antonio, TX
RRE Nicollet Ridge Holdings, LLC ("Nicollet Ridge")	Meridian Pointe	339	Burnsville, MN
PRIP Coursey, LLC (a)	N/A	N/A	N/A
Evergreen at Coursey Place, LLC ("Evergreen at Coursey Place")	Evergreen at Coursey Place	352	Baton Rouge, LA
PRIP Pines, LLC (a)	N/A	N/A	N/A
FP-1, LLC ("Pines of York")	Pines of York	248	Yorktown, VA
RRE Addison Place Holdings, LLC ("Addison Place")	The Estates at Johns Creek	403	Alpharetta, GA
RRE Berkeley Run Holdings, LLC ("Berkley Run")	Perimeter Circle	194	Atlanta, GA
RRE Berkeley Trace Holdings LLC ("Berkley Trace")	Perimeter 5550	165	Atlanta, GA
RRE Merrywood Holdings, LLC ("Merrywood")	Aston at Cinco Ranch	228	Katy, TX
RRE Sunset Ridge Holdings, LLC ("Sunset Ridge")	Sunset Ridge	324	San Antonio, TX
RRE Parkridge Place Holdings, LLC ("Parkridge Place")	Calloway at Las Colinas	536	Irving, TX
RRE Woodmoor Holdings, LLC ("Woodmoor")	South Lamar Village	208	Austin, TX
RRE Gilbert Holdings, LLC ("Springs at Gilbert")	Heritage Pointe	458	Gilbert, AZ
RRE Bonita Glen Holdings, LLC ("Bonita")	Point Bonita Apartment Homes	294	Chula Vista, CA
RRE Yorba Linda Holdings, LLC ("Yorba Linda")	The Bryant at Yorba Linda	400	Yorba Linda, CA
RRE Providence Holdings, LLC ("Providence in the Park")	Providence in the Park	524	Arlington, TX
RRE Green Trails Holdings, LLC ("Green Trails")	Green Trails Apartment Homes	440	Lisle, IL
RRE Terraces at Lake Mary Holdings, LLC ("Lake Mary")	Terraces at Lake Mary	284	Lake Mary, FL
RRE Courtney Meadows Holdings, LLC ("Courtney Meadows")	Courtney Meadows Apartments	276	Jacksonville, FL
RRE Sandy Springs Holdings, LLC ("Sandy Springs")	Addison at Sandy Springs	236	Sandy Springs,GA
RRE Grapevine Holdings, LLC ("Bristol Grapevine")	Bristol Grapevine	376	Grapevine, TX
		8,487

N/A - Not Applicable

(a)	Wholly-owned subsidiary of RRE Charlemagne Holdings, LLC.

All intercompany accounts and transactions have been eliminated in consolidation.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Segment Reporting

The Company does not evaluate performance on a relationship-specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Concentration of Risk

At September 30, 2020, the Company's real estate investments in Texas, California, and Georgia represented 31%, 17%, and 15%, respectively, of the net book value of its rental property assets. Any adverse economic or real estate developments in these markets, such as the impact of the COVID-19 pandemic, business layoffs or downsizing, industry slowdowns, relocations of businesses, adverse weather events, changing demographics and other factors, or any decrease in demand for multifamily rentals resulting from the local business climate, could adversely affect the Company's operating results and its ability to make distributions to stockholders.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

Adoption of New Accounting Standards

 In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held.  The Company adopted the standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update removes, modifies and adds certain disclosure requirements in FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”). The Company adopted the standard on January 1, 2020, and the adoption did not have a significant impact on its consolidated financial statements.

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

SEPTEMBER 30, 2020

(unaudited)

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

Accounting Standards Issued But Not Yet Effective

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 addresses the complexity of guidance for certain financial (convertible) instruments with characteristics of liabilities and equity. ASU No. 2020-06 will be effective for the Company beginning January 1, 2022. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2020-06 to have a material effect on its consolidated financial statements and disclosures.

Assets Held for Sale

The Company presents rental property assets that qualify as held for sale separately in the consolidated balance sheets. Real estate assets held for sale are measured at the lower of carrying amount or fair value less cost to sell. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. As of September 30, 2020 and December 31, 2019, the Company had no rental properties included in assets held for sale.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

If an impairment exists, due to the Company's inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.  For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. As of September 30, 2020, the Company evaluated whether the global economic disruption caused by the COVID-19 pandemic was an impairment indicator.  The Company examined a number of factors and concluded that there was no indication that the carrying value of the Company’s investments in real estate might not recoverable as of September 30, 2020.  There were no impairment losses recorded on long-lived assets during the three and nine months ended September 30, 2020 and 2019.

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

Allocation of the Purchase Price of Acquired and Foreclosed Assets

Acquisitions that do not meet the definition of a business under FASB ASU No. 2017-01 are accounted for as asset acquisitions. In most cases, the Company believes acquisitions of real estate will no longer be considered business combinations, as in most cases substantially all of the fair value is concentrated in a single identifiable asset or group of tangible assets that are physically attached to each other (land and building). However, if the Company determines that substantially all of the fair value of the gross assets acquired is not concentrated in either a single identifiable asset or in a group of similar identifiable assets, the Company will then perform an assessment to determine whether the asset is a business by using the framework outlined in the ASU. If the Company determines that the acquired asset is not a business, the Company will allocate the cost of the acquisition, including transaction costs, to the assets acquired or liabilities assumed based on their related fair value.

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

SEPTEMBER 30, 2020

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

Goodwill

The Company records the excess of the cost of an acquired entity over the difference between the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit during the fourth quarter of each calendar year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no such events or changes in circumstances during the three and nine months ended September 30, 2020.

Revenue Recognition and Receivables

The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, where collection has been considered probable, on a straight-line basis over the term of the related lease.

The future minimum rental payments to be received from noncancelable operating leases for residential rental properties are $73.4 million and $499,000 for the 12 month periods ending September 30, 2021 and 2022, respectively, and none thereafter. The future minimum rental payments to be received from noncancelable operating leases for commercial rental properties and antenna rentals are $486,000, $421,000, $224,000, $179,000, and $184,000 for the 12 month periods ending September 30, 2021 through September 30, 2025, respectively, and $1.3 million thereafter.

Revenue is primarily derived from the rental of residential housing units for which the Company receives minimum rents and utility reimbursements pursuant to underlying tenant lease agreements.  The Company also receives other ancillary fees for administration of leases, late payments and amenities, which are charged to residents and recognized monthly as

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

earned.  The Company also has revenue sharing arrangements for cable income from contracts with cable providers at the Company’s properties.  Included in Accrued expenses and other liabilities on the consolidated balance sheet at September 30, 2020 and December 31, 2019, is deferred revenue for contracts with cable providers in the amounts of $775,100 and $596,000, respectively. The Company recognizes income on a straight line basis over the contract period of 10 years to 12 years. In the nine months ended September 30, 2020, approximately $91,000 of revenue from the contract liability was recognized as income.

Subsequent to the Self- Management Transaction, the Company receives asset management and property management fees from REIT II and III.   The monthly asset management fee is equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset held by REIT II and one-twelfth of 1.0% of the appraised value of each asset held by REIT III, without deduction for depreciation, bad debts or other non-cash reserves.  The monthly property management fee is calculated based on 4.5% of the gross monthly receipts from REIT II and REIT III’s properties.  The Company recognizes revenue for both asset and property management fees as earned on a monthly basis.

The Company evaluates its portfolio of operating leases for collectability at both the onset of the underlying leases and on an ongoing basis. Tenant receivables include amounts for which collectability was assessed as probable in accordance with the guidance in ASC 842-30. For tenant receivables, which include base rents, straight-line rentals, expense reimbursements and other revenue or income, the Company also estimates a general allowance for uncollectible accounts under ASC 450-20. The Company determines the collectability of its receivables related to rental revenue by considering a number of factors, including the length of time receivables are past due, security deposits held, the Company’s previous loss history, the tenants’ current ability to pay their obligations to the Company, and the condition of the general economy and the industry as a whole. If collectability is not probable, the Company adjusts rental income for the amount of the uncollectible revenue. Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and the Company’s receivables have increased compared to historical levels.  This caused the Company to further evaluate collectability during the three months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company recorded $496,000 and $49,000 of provision for bad debts, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental income in the Company’s consolidated statements of operations.

Leases

For operating leases where the Company is the lessor, the underlying leased asset is recognized as real estate on the balance sheet. The Company, as a lessor of multifamily apartment units, has nonlease components associated with these leases (i.e. common area maintenance, utilities, etc.). The Company combines nonlease component revenue streams and accounts for them as a combined component with leasing revenue.

For leases in which the Company is the lessee, primarily consisting of office leases, a parking space lease, and office equipment leases, the Company recognizes a right-of-use (“ROU”) asset and a lease liability equal to the present value of the minimum lease payments. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets. The Company uses a market rate for equipment leases, when readily determinable, in calculating the present value of lease payments. Otherwise, the incremental borrowing rate is used. The operating lease ROU asset includes any lease payments and excludes lease incentives. Operating lease terms may include options to extend the lease when it is reasonably certain the lease will be extended. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

SEPTEMBER 30, 2020

(unaudited)

The dividends-paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements.  Generally, taxable income differs from GAAP net income because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company may elect to treat any of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business.  A TRS is subject to U.S. federal, state and local corporate income taxes. While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company's taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.  As of September 30, 2020 and December 31, 2019, the Company did not treat any of its subsidiaries as a TRS.

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

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS’) and by the taxing authorities in other states in which the Company has significant business operations.  The Company is not currently undergoing any examinations by taxing authorities. The Company is not subject to IRS examination for tax return years 2016 and prior.

Earnings Per Share

Basic earnings per share is calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.  None of the shares of convertible stock (see Note 14) and performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of September 30, 2020 (were such date to represent the end of the contingency period). Due to the losses for the three and nine months ended September 30, 2020, the calculation of diluted earnings per share excludes 9,124 unvested restricted shares as their effect would be antidilutive.  Income (loss) attributable to outstanding OP I Common and Preferred units issued in the Self-Management Transaction are included in net loss attributable to noncontrolling interest, and therefore, excluded from the calculation of earnings (loss) per common share, basic and diluted, for all periods presented.

NOTE 3 – SELF-MANAGEMENT TRANSACTION

Effective September 8, 2020, REIT I OP acquired substantially all of the operating assets of PM Holdings and Advisor Holdings operating assets, including 100% of the membership interests in PM Holdings and Advisor Holdings and $659,000 of leasehold improvements and furniture in exchange for 6.2 million REIT I OP Common Units with an estimated fair value of $10.96 per unit and 319,965 REIT I OP Series A Preferred Units with an estimated fair value of $210.96 per unit (collectively “OP I Units”). Additional consideration includes the following deferred payments in cash: (i) $7.5 million upon the earlier to occur of (A) the consummation of the Merger and (B) nine months following the effective date of the Merger Agreement; (ii) six monthly payments of $2.0 million, totaling $12.0 million, for the six months following the closing of the Self-Management Transaction and (iii) 12 monthly payments of $625,000, totaling $7,500,000, for the 12 months following the closing of the Self-Management Transaction.

As part of the Self-Management Transaction, REIT I paid outstanding obligations due to RAI of approximately $852,000, presented in the table below as “Net working capital” consisting primarily of $4.3 million in accrued management fees transferred to the Company as well as $150,000 of prepaid rent, software subscriptions, and security deposits.  Additionally, the Company assumed payroll liabilities of $2.9 million and $682,000 due to the third-party property manager. The operating leases for office space in Philadelphia, Pennsylvania and Denver, Colorado were assumed.  In accordance with ASC 842, Leases, an operating lease right of use asset and liability were calculated and reflected as part of the Self-Management Transaction.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

As part of the Self-Management Transaction, REIT I recorded approximately $1.8 million of transaction costs.

Under the terms of the Self-Management Transaction, the following consideration was given in exchange (in thousands):

Fair value of OP Units issued	$128,200
Net working capital	852
Subsequent consideration	27,000
Net consideration	$156,052

The Self-Management Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date and transaction costs to be expensed. The preliminary fair value of the OP units issued was based on a valuation report prepared by a third-party valuation specialist that was subject to management’s review and approval. As of September 30, 2020, the allocation of the purchase price is considered preliminary as the Company is continuing to gather additional information to finalize the fair values of the assets and liabilities acquired. The following table summarizes the purchase price allocation (dollars in thousands):

Assets:
Due from related parties	$4,338
Prepaid expenses and other assets	150
Goodwill	154,531
Property and equipment	659
Operating lease right-of-use assets	3,244
Total assets acquired	$162,922

Liabilities:
Other liabilities	3,626
Operating lease liabilities	3,244
Total liabilities assumed	6,870
Net assets acquired	$156,052

The allocation of the purchase price was based on management’s assessment, which may change in the future as more information becomes available and could have an impact on the unaudited pro forma financial information presented below. Subsequent adjustments made to the purchase price allocation upon the completion of the Company's fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price above required a significant amount of judgment and represented management’s best estimate of the fair value as of the acquisition date.

Goodwill

In connection with the Self-Management Transaction, the Company recorded goodwill of $154.5 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company's management structure and its ability to generate additional opportunities for revenue and raise additional funds.

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the Self –Management Transaction had been included in operations as of January 1, 2019. The pro forma operating information excludes certain nonrecurring adjustments, such as transaction expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis (in thousands, except per share data):

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Revenue	$111,626	$135,545
Net (loss) income	$(6,355)	$20,357
Net loss (income) attributable to noncontrolling interests	$824	$(1,343)
Net (loss) income attributable to common stockholders	$(8,891)	$14,534
Net (loss) income to common stockholders per share, basic and diluted	$(0.13)	$0.21

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents the Company's supplemental cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Non-cash financing and investing activities:
Stock issued from the distribution reinvestment plan	$6,085	$18,382
Deferred financing costs funded directly by mortgage notes	607	315
Repayments on borrowings through refinancing	65,941	11,747
Accruals for construction in progress	573	3,125
Lease liabilities arising from obtaining right-of-use assets	—	526
Non-cash activity related to dispositions:
Mortgage notes payable settled directly with proceeds from sale of rental property	—	53,936
Non-cash activity related to Self-Management Transaction:
Goodwill - Self-Management Transaction	154,531	—
Due to related parties	27,000	—
Operating Partnership units issued in exchange for net assets acquired	128,200	—
Accrued allocation of income to preferred unit holders	286	—
Operating lease right of use assets assumed	3,244	—
Operating lease liabilities assumed	3,244	—
Property and equipment assumed	659	—
Cash paid during the period for:
Interest	$19,561	$27,701

NOTE 5 - RESTRICTED CASH

Restricted cash represents escrow deposits with lenders to be used to pay real estate taxes, insurance, and capital improvements. The following table presents a summary of the components of the Company's restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Real estate taxes	$9,082	$8,824
Insurance	946	1,438
Capital improvements	2,097	2,042
Total	$12,125	$12,304

In addition, the Company had unrestricted cash designated for capital expenditures of $17.4 million and $12.1 million as of September 30, 2020 and, December 31, 2019 respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 6 - RENTAL PROPERTIES, NET

The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2020	December 31, 2019
Land	$196,355	$196,358
Building and improvements	926,075	920,781
Furniture, fixtures and equipment	47,059	43,757
Construction in progress	2,717	2,831
	1,172,206	1,163,727
Less: accumulated depreciation	(263,744)	(225,583)
	$908,462	$938,144

Depreciation expense for the three and nine months ended September 30, 2020 was $12.8 million and $38.9 million, respectively, and for the three and nine months ended September 30, 2019 was $13.4 million and $40.5 million, respectively.

NOTE 7 - LOAN HELD FOR INVESTMENT, NET

In 2011, the Company purchased, at a discount, one performing promissory note (the "Trail Ridge Note”), which is secured by a first priority mortgage on a multifamily rental apartment community. The contract purchase price for the Trail Ridge Note was $700,000, excluding closing costs. As of both September 30, 2020 and December 31, 2019, the Trail Ridge Note was both current and performing.

The following table presents details of the balance and terms of the Trail Ridge Note as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Unpaid principal balance	$865	$885
Unamortized discount and acquisition costs	(45)	(76)
Net book value	$820	$809
Maturity date	10/28/2021
Interest rate	7.5%
Average monthly payment	$8

The Company has evaluated the loan for impairment and determined that, as of September 30, 2020, it was not impaired.  There were no allowances for credit losses as of both September 30, 2020 and December 31, 2019. There were no charge-offs for both the nine months ended September 30, 2020 and 2019.

NOTE 8 - DISPOSITION OF PROPERTIES AND DECONSOLIDATION OF INTERESTS

The Company had no property dispositions during the three and nine months ended September 30, 2020 and one property disposition during the nine months ended September 30, 2019. The following table presents details of the Company's disposition activity during the three and nine months ended September 30, 2019 (in thousands):

				Net Gain on Disposition of Property
Multifamily Community	Location	Sale Date	Contract Sales Price	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
2019 Dispositions:
Williamsburg	Cincinnati, OH	3/8/2019	$70,000	$—	$34,575

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's revenues and net income attributable to the property sold, excluding gain on sale, for the three and nine months ended September 30, 2019 (in thousands):

	Revenues Attributable to Property Sold		Net Loss Attributable to Property Sold
Multifamily Community	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
2019 Dispositions:
Williamsburg	$—	$2,151	$(4)	$(1,431)

NOTE 9 - IDENTIFIED INTANGIBLE ASSETS, NET AND GOODWILL

Identified intangible assets, net, relate to in-place apartment antennae leases. The net carrying value of the acquired in-place leases totaled $7,000 and $14,000 as of September 30, 2020 and December 31, 2019, respectively, net of accumulated amortization of $27.1 million for both periods.  Amortization of the antennae leases for the three and nine months ended September 30, 2020 was approximately $1,300 and $7,600.  Amortization of the antennae leases for the three and nine months ended September 30, 2019 was approximately $3,000, and $9,400, respectively.

The following table presents the Company's expected amortization for the antennae leases for the next two 12-month periods ending September 30, and thereafter (in thousands):

2021	$6
2022	1
Thereafter	—
$7

As of September 30, 2020 and December 31, 2019, the Company had approximately $154.9 million and $404,000 of goodwill included on the consolidated balance sheets, respectively.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 10 - MORTGAGE NOTES PAYABLE, NET

The following table presents a summary of the Company's mortgage notes payable, net (in thousands):

	September 30, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,039	$—	$(42)	$13,997	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(86)	13,014	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,482	—	(97)	17,385	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(320)	32,650	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(278)	28,122	28,400	—	(315)	28,085
Maxwell Townhomes	12,565	—	(33)	12,532	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,225	18	(17)	25,226	25,627	34	(32)	25,629
Pines of York	13,875	(68)	(13)	13,794	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(523)	64,477	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(265)	25,850	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(243)	20,387	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,673	—	(54)	21,619	22,032	—	(96)	21,936
Sunset Ridge 1	17,922	5	(4)	17,923	18,300	54	(43)	18,311
Sunset Ridge 2	2,719	1	(1)	2,719	2,768	7	(6)	2,769
Calloway at Las Colinas	32,366	—	(69)	32,297	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(263)	20,737	21,000	—	(298)	20,702
Heritage Pointe	24,394	—	(171)	24,223	24,808	—	(201)	24,607
The Bryant at Yorba Linda	75,666	—	(417)	75,249	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,366	844	(145)	26,065	25,696	1,063	(183)	26,576
The Westside Apartments	35,248	—	(258)	34,990	35,838	—	(293)	35,545
Tech Center Square	11,531	—	(78)	11,453	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,053	—	(117)	10,936	11,221	—	(145)	11,076
Providence in the Park	45,687	—	(279)	45,408	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,029	—	(372)	59,657	60,998	—	(451)	60,547
Meridian Pointe	38,648	—	(333)	38,315	39,277	—	(402)	38,875
Terraces at Lake Mary	31,600	—	(216)	31,384	32,110	—	(259)	31,851
Courtney Meadows Apartments	26,710	—	(217)	26,493	27,100	—	(257)	26,843
Addison at Sandy Springs	22,568	—	(208)	22,360	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(261)	32,661	32,922	—	(306)	32,616
	$806,503	$800	$(5,380)	$801,923	$804,903	$1,046	$(6,084)	$799,865

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table presents additional information about the Company's mortgage notes payable, net (in thousands, except percentages) as of September 30, 2020:

Collateral	Maturity Date	Annual Interest Rate		Average Monthly Debt Service	Average Monthly Escrow
Vista Apartment Homes	1/1/2022	2.44%	(1)(5)	$65	$32
Cannery Lofts	11/1/2023	2.69%	(1)(3)	54	23
Trailpoint at the Woodlands	11/1/2023	2.56%	(1)(4)	67	46
Verona Apartment Homes	10/1/2026	2.51%	(1)(3)	124	43
Skyview Apartment Homes	10/1/2026	2.51%	(1)(3)	106	31
Maxwell Townhomes	1/1/2022	4.32%	(2)(5)	71	80
Evergreen at Coursey Place	8/1/2021	5.07%	(2)(5)	154	51
Pines of York	12/1/2021	4.46%	(2)(5)	80	29
The Estates at Johns Creek	11/25/2026	1.40%	(1)(5)	78	—
Perimeter Circle	1/1/2026	1.65%	(1)(3)	40	46
Perimeter 5550	1/1/2026	1.65%	(1)(3)	32	34
Aston at Cinco Ranch	10/1/2021	4.34%	(2)(5)	120	55
Sunset Ridge 1	11/1/2020	4.58%	(2)(5)	113	79
Sunset Ridge 2	11/1/2020	4.54%	(2)(5)	16	—
Calloway at Las Colinas	12/1/2021	3.87%	(2)(5)	171	133
South Lamar Village	7/22/2026	1.45%	(1)(3)	31	—
Heritage Pointe	4/1/2025	2.03%	(1)(4)	91	56
The Bryant at Yorba Linda	4/15/2027	2.40%	(1)(4)	276	—
Point Bonita Apartment Homes	10/1/2023	5.33%	(2)(5)	152	68
The Westside Apartments	9/1/2026	2.27%	(1)(3)	138	82
Tech Center Square	6/1/2023	2.73%	(1)(5)	53	25
Retreat at Rocky Ridge	1/1/2024	2.61%	(1)(3)	47	24
Providence in the Park	2/1/2024	2.45%	(1)(3)	191	149
Green Trails Apartment Homes	6/1/2024	2.14%	(1)(3)	240	81
Meridian Pointe	8/1/2024	2.05%	(1)(3)	152	81
Terraces at Lake Mary	9/1/2024	2.06%	(1)(3)	124	63
Courtney Meadows Apartments	1/1/2025	1.99%	(1)(3)	103	71
Addison at Sandy Springs	5/1/2025	1.91%	(1)(3)	85	42
Bristol at Grapevine	5/1/2025	1.86%	(1)(3)	78	104

(1)Variable rate based on one-month LIBOR of 0.14825% (as of September 30, 2020) plus a fixed margin.

(2)Fixed rate.

(3)Monthly interest-only payment currently required.

(4)Monthly fixed principal plus interest payment required.

(5)Fixed monthly principal and interest payment required.

Loans assumed as part of the Point Bonita Apartment Homes, Paladin (Evergreen at Coursey Place and Pines of York), Sunset Ridge and Maxwell Townhomes acquisitions were recorded at their fair values. The premium or discount is amortized over the remaining term of the loans and included in interest expense. For the three months ended September 30, 2020 and 2019, interest expense was reduced by $82,000 and $84,000, respectively, for the amortization of the premium or discount. For the nine months ended September 30, 2020 and 2019, interest expense was reduced by $246,000 and $249,000, respectively, for the amortization of the premium or discount.

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

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's annual principal payments on outstanding borrowings for each of the next five 12-month periods ending September 30, and thereafter (in thousands):

2021	$59,088
2022	105,014
2023	25,568
2024	234,877
2025	103,263
Thereafter	278,693
$806,503

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

On April 15, 2020 the Company refinanced the $66.0 million mortgage loan secured by The Bryant at Yorba Linda. The new loan for $76.0 million matures on April 15, 2027. The refinancing was accounted for as a loan modification.  As a result, approximately $163,000 of fees paid to third parties in the transaction were expensed and are included in interest expense on the consolidated statement of operations.  The mortgage loan includes net worth, liquidity, and debt service coverage ratio covenants.  The Company was in compliance with all covenants related to this loan as of September 30, 2020.

The Company refinanced the loans on South Lamar and Estates at Johns Creek during the year ended December 31, 2019. Both refinanced mortgage loans include net worth, liquidity, and debt service coverage ratio covenants; the Company was in compliance with all covenants related to these loans as of September 30, 2020.

Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended September 30, 2020 and September 30, 2019, $363,000 and $414,000, respectively, of amortization of deferred financing costs was included in interest expense. During the nine months ended September 30, 2020 and September 30, 2019, $1.1 million and $1.8 million, respectively, of amortization of deferred financing costs was included in interest expense.  Accumulated amortization as of September 30, 2020 and December 31, 2019 was $6.7 million and $5.6 million, respectively.

The following table presents the Company's estimated amortization of the existing deferred financing costs for the next five 12-month periods ending September 30, and thereafter (in thousands):

2021	$1,370
2022	1,170
2023	1,110
2024	843
2025	508
Thereafter	379
$5,380

NOTE 11 - LEASES

As the lessee, the Company’s operating leases primarily consist of office leases, a parking lot lease and office equipment leases.  These operating leases have remaining terms ranging from less than one year to six years.  Some of the leases include options to extend the lease for up to an additional five years.  Only those rental periods reasonably certain to be extended beyond the initial term expiration are included within the calculation of the operating lease liability.  As of

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

September 30, 2020, the payments due under the contractually-obligated portion of these leases totaled $3.6 million. The market rate is used for equipment leases, when readily determinable, in calculating the present value of lease payments.  Otherwise, the incremental borrowing rate based on the information available at commencement date is used.  As of September 30, 2020, the weighted average remaining lease term was 5.79 years and the weighted average discount rate was 2.24% for the Company’s operating leases. As of September 30, 2020, the Company included approximately $3.3 million in its consolidated balance sheet for both operating lease right-of-use assets and operating lease liabilities.

The Company’s lease expense related to the parking lot lease for the three and nine months ended September 30, 2020 was approximately $9,000 and $27,000 respectively, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three and nine months ended September 30, 2020 was approximately $47,000 and $88,000 respectively, which is included in general and administrative expenses in the consolidated statements of operations.  The Company’s lease expense related to the parking lot lease for the three and nine months ended September 30, 2019 was approximately $9,000 and $27,000, respectively, which is included in rental operating expenses in the consolidated statements of operations. The Company’s lease expense related to all other leases for the three and nine months ended September 30, 2019 was approximately $32,000 and $95,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

As a part of the Self-Management Transaction, the Company assumed an office lease in Philadelphia, Pennsylvania (“the Philadelphia office lease”).  The Philadelphia office lease has a remaining six-year term expiring September 2026, requires current monthly minimum rental payments of $43,971 plus a proportionate share of the utilities, taxes and other operating expenses of the building.

The following table presents the Company’s annual payments for the operating lease liabilities (including reasonably assured extension periods) for each of the next five 12–month periods ending September 30, and thereafter (in thousands):

2021	$645
2022	587
2023	578
2024	570
2025	582
Thereafter	596
$3,558

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in each component of the Company's accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019 (in thousands):

Balance, January 1, 2020	$(218)
Reclassification adjustment for realized loss on designated derivatives	109
Designated derivatives, fair value adjustments	(258)
Balance before noncontrolling interest	$(367)
Noncontrolling interest	6
Balance, September 30, 2020	$(361)

Balance, January 1, 2019	$(474)
Reclassification adjustment for realized loss on designated derivatives	268
Designated derivatives, fair value adjustments	(60)
Balance, September 30, 2019	$(266)

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related parties.

Relationship with RAI and C-III

Prior to the Self-Management Transaction, the Advisor was an indirect wholly owned subsidiary of RAI.  RAI is a wholly owned subsidiary of C-III and C-III controlled both Resource Real Estate Opportunity Manager, LLC (the “Manager”) and the Advisor.  As such, prior to the Self-Management Transaction, RAI and C-III were related parties of the Company.

Property loss policy.  The Company participates (with other properties directly or indirectly managed by RAI and C-III) in a catastrophic insurance policy, which covers claims up to $250.0 million, after either a $25,000 or a $100,000 deductible per incident, depending on location and/or type of loss. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limited could have a material adverse effect on the Company's financial condition and operating results.  This policy will expire on March 1, 2021.

General liability loss policy. The Company (with other properties directly managed by RAI) has an insured and dedicated limit for the general liability of $1,000,000 per occurrence.  Total claims are limited to $2.0 million per premium year.  In excess of these limits, the Company participates (with other properties directly or indirectly managed by RAI and C-III) in a $50.0 million per occurrence excess liability program.  Therefore, the total insured limit per occurrence is $51.0 million for the general and excess liability program, after a $25,000 deductible per incident.  This policy will expire on March 1, 2021.

Internal audit. Prior to the Self-Management Transaction, RAI performed internal audit services for the Company.

Directors and officers liability insurance. The Company participates in a liability insurance program for directors and officers coverage with other REIT II and REIT III.  Prior to the Self-Management Transaction, the Company participated in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries.

Other expenses. The Company utilizes the services of The Planning and Zoning Resource Company, an affiliate of C-III, for zoning reports for acquisitions.

Relationship with the Advisor

As a result of the Self-Management Transaction, the Company is now self-managed and succeeds to the advisory, asset management and property management arrangements formerly in place for the Company, REIT II and REIT III. As part of the Self-Management Transaction, the Company entered into a series of agreements and amendments to existing agreements as described in Note 1.

In September 2009, the Company entered into an advisory agreement, which has been amended at various times thereafter (the “Advisory Agreement”), pursuant to which the Advisor provides the Company with investment management, administrative and related services.  The Advisory Agreement has a one-year term and may be renewed for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors.  The current term of the Advisory Agreement expires on September 11, 2021. Under the Advisory Agreement, the Advisor receives fees and is reimbursed for its expenses as set forth below:

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Asset management fees. The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves.  The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all or a majority of an asset and does not manage or control the asset.  Subsequent to the Self-Management Transaction, the Company also receives asset management fees paid by REIT II and REIT III.

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

Relationship with Resource Real Estate Opportunity Manager

The Manager manages the Company's real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to, some of the Company’s real estate properties pursuant to the terms of the management agreement with the Manager.  Following the Self-Management Transaction, the Manager is an indirect subsidiary of the Company.

Property management fees. Prior to the Self-Management Transaction, the Manager earned 4.5% of the gross receipts from the Company's properties, provided that for properties that are less than 75% occupied, the manager received a minimum fee for the first 12 months of ownership for performing certain property management and leasing activities.  The Manager subcontracts certain services to an unaffiliated third-party and pays for those services from its property management fee.

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

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's amounts payable to, and amounts receivable from, such related parties (in thousands):

	September 30, 2020	December 31, 2019
Due from related parties:
RAI and affiliates	$—	$236
Advisor (prior to 9/8/2020):
Operating expense reimbursements	92	—
REIT II
Management fees	316	—
Operating expense reimbursements	1,118	—
	$1,434	$—
REIT III
Management fees	78	—
Operating expense reimbursements	1	—
Deferred organization and offering costs reimbursements	1,346	—
	1,425	—
	$2,951	$236
Due to related parties:
C-III/RAI
Self-Management Transaction consideration	27,000	—
Allocation of income to preferred unit holders	286	—
Transition services expenses	52	—
	27,338	—
Advisor (prior to 9/8/2020):
Operating expense reimbursements	—	35
Advisor (prior to 9/8/2020):
Property management fees	—	521
Construction management fees	—	119
Other operating expense reimbursements	—	8
	—	683
	$27,338	$683

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table presents the Company's fees earned by, and expenses paid to, such related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fees earned / expenses paid to related parties:
Advisor (prior to 9/8/2020):
Acquisition costs (1)	$—	$—	$113	$—
Asset management fees (2)	2,335	3,101	8,517	9,400
Disposition fees (3)	—	—	—	330
Debt financing fees (4)	—	41	43	41
Overhead allocation (5)	687	878	2,955	2,879
Internal audit (5)	19	27	75	81
Manager (prior to 9/8/2020):
Property management fees (2)	$1,124	$1,532	$4,071	$4,530
Construction management fees (6)	16	83	162	361
Construction payroll reimbursements (6)	—	2	—	91
Operating expense reimbursements (7)	—	—	—	184
Debt servicing fees (2)	—	—	1	1
REIT II:
Asset management fee income	$563	$—	$563	$—
Property management fee income	231	—	231	—
Operating expense reimbursements (5)	279	—	279	—
Internal audit (5)	7	—	7	—
REIT III:
Asset management fee income	$139	$—	$139	$—
Property management fee income	58	—	60	—
Other:
The Planning & Zoning Resource Company	—	1	—	1

(1)

Included in Acquisition Costs on the consolidated statements of operations. This amount represents the net acquisition fee paid to the Advisor during the nine months ended September 30, 2020 for additional capital funding contributed to the properties.

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

NOTE 14 - EQUITY

Preferred Stock

The Company’s charter authorizes the Company to issue 10.0 million shares of its $0.01 par value preferred stock.  As of September 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Common Stock

As of September 30, 2020, the Company had an aggregate of 70,565,408 shares of its $0.01 par value common stock outstanding as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Restricted shares issued to employees	645,526	—
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion (2)	15,500	155
Total	83,561,092	$809,832
Shares redeemed and retired	(12,995,684)
Total shares issued and outstanding as of September 30, 2020	70,565,408

(1)	Includes 276,056 shares issued to the Advisor.
(2)	As part of the Self-Management Transaction on September 8, 2020, these shares were transferred by the Advisor.

Convertible Stock

As of both September 30, 2020 and December 31, 2019, the Company had 49,935 shares of $0.01 par value convertible stock outstanding. As of September 30, 2020, RAI owned 30,206 shares, affiliated persons owned 18,857 shares and outside investors owned 872 shares. The convertible stock will convert into shares of the Company’s common stock upon the occurrence of (a) the Company having paid distributions to common stockholders that in the aggregate equal 100% of the price at which the Company originally sold the shares plus an amount sufficient to produce a 10% cumulative, non-compounded annual return on the shares at that price; or (b) if the Company lists its common stock on a national securities exchange and, on the 31st trading day after listing, the Company’s value based on the average trading price of its common stock since the listing, plus prior distributions, combine to meet the same 10% return threshold.

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

As of September 30, 2020, no Triggering Event has occurred or was probable to occur. Upon the closing of the Merger, each share of REIT I Convertible Stock will be converted into the right to receive $0.02 in cash (without interest).

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Redemption of Securities

During the nine months ended September 30, 2020, the Company redeemed shares of its outstanding common stock as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share
January 2020	—	$—
February 2020	—	$—
March 2020	27,769	$10.83
April 2020	—	$—
May 2020	—	$—
June 2020	106,531	$11.10
July 2020	—	$—
August 2020	—	$—
September 2020	—	$—
134,300

The Company will not redeem in excess of 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of redemption. The Company's Board of Directors will determine at least quarterly whether it has sufficient excess cash to repurchase shares. Generally, the cash available for redemptions will be limited to proceeds from the Company's distribution reinvestment plan plus, if the Company has positive operating cash flow from the previous fiscal year, 1% of all operating cash flow from the previous year.  These limitations apply to all redemptions, including redemptions sought upon a stockholder's death, qualifying disability or confinement to a long-term care facility (collectively, “special redemptions”).

Effective March 20, 2020, the share redemption program was suspended except for special redemptions. On September 8, 2020, the share redemption program was fully suspended in connection with signing the Merger Agreement and subsequently resumed with respect to special redemptions on October 22, 2020.  While the partial suspension of the share redemption program is in effect, the Company will only accept requests for redemption in connection with a special redemption and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed.  As a result of the suspension of the share redemption program on September 8, 2020, the Company did not process any redemption requests for the three months ended September 30, 2020.

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

Distributions Paid to Common Stockholders

For the nine months ended September 30, 2020, the Company paid aggregate distributions of $10.4 million, including $4.4 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through the Company's distribution reinvestment plan, as follows (in thousands, except per share data):

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Share-Based Compensation

On September 8, 2020, the board of directors of the Company adopted the Resource Real Estate Opportunity REIT, Inc. 2020 Long-Term Incentive Plan (the “2020 LTIP”).  The purpose of the 2020 LTIP is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward certain eligible persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2020 LTIP allows for grants to the Company’s employees, consultants, and directors of stock options (non-statutory and incentive), restricted stock awards, stock appreciation rights, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The maximum aggregate number of shares of common stock of the Company that may be issued pursuant to awards granted under the 2020 LTIP is 3.5 million shares.

As a part of the Self-Management Transaction, officers and certain employees of the Company were granted awards of restricted stock of the Company (“REIT I Restricted Stock”) pursuant to the 2020 LTIP in the aggregate amount of 645,526 shares. The fair value of the shares granted were estimated to be $10.96 per share.  Of the awards granted, 636,402 shares of REIT I Restricted Stock are performance-based awards and will vest 40% and be recorded upon the completion of the Merger; and 60% will vest upon the completion of an initial public offering or a liquidity event in the future. The remaining 9,124 shares of REIT I Restricted Stock granted are time-based awards and will vest ratably over a three-year period. The Company recorded compensation expense in the three and nine months ended September 30, 2020 related to these awards of $2,037.  Dividends on the performance- based awards of REIT I Restricted Stock will not be paid but will be accrued over the vesting period.

Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership, or OP Units, in which the Company is the general partner. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership.  OP I Common and OP I Preferred units were issued as part of the Self-Management Transaction as discussed in Note 1.

As of September 30, 2020, noncontrolling interests were approximately 8.5% of total shares and 2.3% of weighted average shares outstanding for the quarter. The Company has evaluated the terms of the limited partnership interests in the Operating Partnership and as a result, has classified limited partnership interests issued in the Self-Management Transaction as noncontrolling interests, which are presented as a component of permanent equity.

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity are reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.  No reclassifications occurred during the three and nine months ended September 30, 2020.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following summarizes the activity for noncontrolling interests related to the issuance of operating partnership units in the Self-Management Transaction for the three and nine months ended September 30, 2020 (in thousands):

Three and Nine Months Ended
September 30, 2020
Balance, January 1, 2020	$—
Issuance of operating partnership units	128,200
Allocation of income to preferred unit holders	(6)
Net loss	(171)
Other comprehensive loss	(6)
Balance, September 30, 2020	$128,017

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

SEPTEMBER 30, 2020

(unaudited)

The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Interest rate caps	$—	$57	$—	$57
	$—	$57	$—	$57
December 31, 2019
Assets:
Interest rate caps	$—	$20	$—	$20
	$—	$20	$—	$20

The following table presents the carrying amount and estimated fair value of the Company’s loan held for investment, net, and mortgage notes payable-outstanding borrowings (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loan held for investment, net	$820	$911	$809	$938
Mortgage notes payable- outstanding borrowings	$(806,503)	$(807,435)	$(804,903)	$(790,413)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into a total of 22 interest rate caps that were designated as cash flow hedges. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2020, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. During the three and nine months ended September 30, 2020, the Company recorded expenses of $29,000 and $109,000 respectively, due to amortization of premiums paid for interest rate caps. During the three and nine months ended September 30, 2019, the Company recorded expenses of $56,000 and $268,000 respectively, due to amortization of premiums paid for interest rate caps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $83,215 will be reclassified as an increase to interest expense.

The following table presents the Company's outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
September 30, 2020	Interest Rate Caps	22	$648,638	October 1, 2020 to October 1, 2024
December 31, 2019	Interest Rate Caps	21	$576,727	January 1, 2020 to April 1, 2023

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The following table presents the fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

Asset Derivatives				Liability Derivatives
September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$57	Prepaid expenses and other assets	$20	—	$—	—	$—

NOTE 17 - SUBSEQUENT EVENTS

Loan Refinancing

On October 29, 2020 the Company refinanced the $19.8 million mortgage loan secured by Sunset Ridge. The new loan for $28.6 million matures on October 29, 2027.

On November 2, 2020 the Company refinanced the $31.4 million mortgage loan secured by Calloway at Las Colinas. The new loan for $51.9 million matures on November 2, 2027.

The Company has evaluated subsequent events and determined that no events have occurred, other than as disclosed above or elsewhere in the financial statements, which would require an adjustment to or additional disclosure in the consolidated financial statements.

(Back to Index)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Estate Opportunity REIT, Inc. and the notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2019. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource Real Estate Opportunity OP, LP, a Delaware limited partnership (“REIT I OP” or “OP I”), and to their subsidiaries.

Overview

We were formed on June 3, 2009.  Resource Real Estate Opportunity Advisor, LLC (the “Advisor”), formerly an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) has been engaged to manage our day-to-day operations.

RAI is a wholly-owned subsidiary of C-III Capital Partners LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. Prior to September 8, 2020, C-III controlled our Advisor and Resource Real Estate Opportunity Manager, LLC (the "Manager"), our property manager. C-III also controls all of the shares of common stock previously held by the Advisor.

On September 8, 2020, we entered into a transaction (the “Self-Management Transaction”) with Resource PM Holdings LLC (“PM Holdings”), Resource NewCo LLC (“Advisor Holdings”), C-III, RRE Legacy Co, LLC (formerly known as Resource Real Estate, LLC) (“Advisor Contributor” or “Resource Real Estate”) and RAI, pursuant to which C-III and RAI contributed to us all of the membership interests in PM Holdings and Advisor Holdings, respectively, and certain assets related to the business of PM Holdings and Advisor Holdings, respectively, in exchange for 6,158,759 REIT I OP Common Units (“OP I Common units”), 319,965 REIT I OP Series A Preferred Units (“Op I Preferred Units”)(with a face value of $67,500,000), and the right to receive certain deferred payments having the aggregate value of $27,000,000.  As a result of the Self-Management Transaction, we are now self-managed and have succeeded to the advisory, asset management and property management arrangements formerly in place for us, Resource Real Estate Opportunity REIT II, Inc, or REIT II and Resource Apartment REIT III, Inc. or REIT III.

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

On September 8, 2020, we, REIT II, RRE Opportunity OP II, LP, REIT II’s operating partnership (“REIT II OP” or “OP II”), REIT I OP, and Revolution I Merger Sub, LLC, a wholly owned subsidiary of REIT II (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, (i) we will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of REIT II (the “Company Merger”) and (ii) REIT I OP will merge with and into REIT II OP, with REIT II OP surviving (the “Partnership Merger” and, together with the Company Merger, the “Merger”). At such time, the separate existence of REIT I and REIT I OP will cease.

At the effective time of the Company Merger, each issued and outstanding share of our common stock (or fraction thereof) will be converted into the right to receive 1.22423 shares of REIT III common stock, and each issued and outstanding share of our convertible stock will be converted into the right to receive $0.02 in cash (without interest).

At the effective time of the Partnership Merger, each common unit of partnership interests in REIT I OP outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.22423 common units of partnership interest in REIT II OP and each Series A Cumulative Participating Redeemable Preferred Unit in REIT I OP

(Back to Index)

issued and outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one Series A Cumulative Participating Redeemable Preferred Unit in REIT II OP.

The obligations of each party to consummate the Merger are subject to a number of conditions, including receipt of the approval of the Merger and of an amendment to our charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of our common stock.  For additional information about the Merger, see our Current Report on Form 8-K filed with the SEC on September 11, 2020.

On September 8, 2020, REIT II also entered into an Agreement and Plan of Merger to acquire REIT III. REIT II’s proposed merger with REIT III is referred to herein as the “REIT III Merger” and collectively with the Merger, the “Mergers.” The consummation of the REIT III Merger is not contingent upon the completion of the Merger, and the consummation of the Merger is not contingent upon the completion of the REIT III Merger.

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

Many of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent.  During the three months ended September 30, 2020, we had received July, August and September rent payments equal to approximately 97.0%, 96.7%, and 96.7%, respectively, of the collectable rental income for the period as compared to June collections of 96.8%.  As of October 31, 2020, our October collections are approximately 96.4% of the billed rental income for the period.  In addition, we have approved short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion. Executed short-term rent relief plans that are outstanding at September 30, 2020 are not significant in terms of either number of requests or dollar value. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. Collections and rent relief requests to-date may not be indicative of collections or requests in any future period.  Tenant receivables have increased by approximately $630,000 from March 31, 2020.  In addition, we have modified our policy for provision of bad debts to include a partial provision for tenant receivables less than 90 days past due, which has contributed to an increase in the provision for bad debts of approximately $452,000 during the quarter ended September 30, 2020.  In particular, many of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due.  The extent to which these benefits will be available going forward is uncertain.  To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances our ability to collect rent and our operations would be adversely affected. The impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and thereafter cannot, however, be determined at present.  In addition, we expect the economic disruptions caused by the COVID-19 pandemic will cause elevated credit losses and impede our ability to increase rental rates. If required by applicable law, we may continue to waive late fees, halt evictions, and offer a payment deferral plan to residents who have been adversely financially impacted by COVID-19 where applicable federal, state or local restrictions are in effect. To help mitigate the impact on our operating results of the COVID-19 pandemic, we initiated various operational cost saving initiatives across our portfolio.  In addition, we have taken measures to preserve cash, which will help to offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic. These measures included the suspension of distributions as of April 1, 2020 as well as the partial suspension of our share redemption program effective March 20, 2020. Additionally, most of our value-add rehabilitation projects are being deferred temporarily.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our

(Back to Index)

(Back to Index)

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

Results of Operations

As of September 30, 2020, we owned interests in a total of 28 multifamily properties. We also owned one performing loan. Since our inception, we have acquired interests in 54 multifamily properties. As of September 30, 2020, we had sold our interests in 26 of these properties.

Through September 30, 2020, the COVID-19 pandemic has not significantly impacted our operating results; however, we have experienced some reductions in revenue during the quarter as a result of waiving late fees and the suspension of evictions at our properties.  We expect that as the impact of COVID-19 continues to be felt, the COVID-19 outbreak will adversely affect our business, financial condition, results of operations and cash flows going forward, including but not limited to, rental revenues and leasing activity, in ways that may vary widely depending on the duration and magnitude of the COVID-19 pandemic and ensuing economic turmoil, as well as numerous factors, many of which are outside of our control, as discussed above.

(Back to Index)

(Back to Index)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019:

The following table sets forth the results of our operations (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Revenues:
Rental income	$33,258	$33,447
Property management fee income	289	—
Asset management fee income	702	—
Total revenues	34,249	33,447
Expenses:
Rental operating - expenses	7,362	6,225
Rental operating - payroll	3,273	3,177
Rental operating - real estate taxes	4,033	4,321
Subtotal - Rental operating expenses	14,668	13,723
Property management fees - third party	392	—
Management fees	3,459	4,633
Transaction costs	1,849	—
General and administrative	2,961	2,346
Loss on disposal of assets	142	68
Depreciation and amortization expense	12,760	13,412
Total expenses	36,231	34,182
Loss before other income (expense)	(1,982)	(735)
Other income (expense):
Interest expense	(5,632)	(8,999)
Interest Income	42	93
Gain on sale of land easement	20	—
Insurance proceeds in excess of cost basis	3	—
Total other (expense) income	(5,567)	(8,906)
Net loss	$(7,549)	$(9,641)

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into three categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Minimum rents	$30,892	$12	$—	$30,904	$30,701	$402	$—	$31,103
Utility income	1,883	—	—	1,883	1,813	21	—	1,834
Other ancillary fees	471	—	—	471	503	7	—	510
Rental income	33,246	12	—	33,258	33,017	430	—	33,447
Property management fee income	—	—	289	289	—	—	—	—
Asset management fee income	—	—	702	702	—	—	—	—
Total revenues	33,246	12	991	34,249	33,017	430	—	33,447
Expenses:
Rental operating - expenses	7,367	(5)	—	7,362	6,071	154	—	6,225
Rental operating - payroll	3,273	—	—	3,273	3,114	63	—	3,177
Rental operating- real estate taxes	4,033	—	—	4,033	4,296	25	—	4,321
Subtotal - Rental operating expenses	14,673	(5)	—	14,668	13,481	242	—	13,723
Property management fees - third party	220	—	172	392	—	—	—	—
Management fees	1,123	—	2,336	3,459	1,508	23	3,102	4,633
Transaction costs	—	—	1,849	1,849	—	—	—	—
General and administrative (1)	1,069	16	1,876	2,961	940	25	1,381	2,346
Loss on disposal of assets	142	—	—	142	68	—	—	68
Depreciation and amortization expense	12,753	—	7	12,760	13,280	132	—	13,412
Total expenses	29,980	11	6,240	36,231	29,277	422	4,483	34,182
Income (loss) before other (expense) income	3,266	1	(5,249)	(1,982)	3,740	8	(4,483)	(735)
Other (expense) income:
Interest expense	(5,632)	—	—	(5,632)	(8,905)	(94)	—	(8,999)
Interest income	34	—	8	42	49	—	44	93
Gain on sale of land easement	20	—	—	20	—	—	—	—
Insurance proceeds in excess of cost basis	3	—	—	3	—	—	—	—
Total other (expense) income	(5,575)	—	8	(5,567)	(8,856)	(94)	44	(8,906)
Net (loss) income	$(2,309)	$1	$(5,241)	$(7,549)	$(5,116)	$(86)	$(4,439)	$(9,641)
(1)	Includes approximately $65,000 in COVID-19 related expenses for the three months ended September 30, 2020.

(Back to Index)

(Back to Index)

Revenues: The $191,000 increase in minimum rents for the 28 properties we owned during both the three months ended September 30, 2020 and September 30, 2019 reflects the implementation of our investment strategy to increase monthly rental income after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase / (decrease) (in thousands)	Change in Occupancy	Change in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$199	5.30%	$92
Courtney Meadows Apartments	98	6.78%	39
Trailpoint at The Woodlands	64	4.79%	30
Evergreen at Coursey Place	59	6.80%	(13)
Tech Center Square	47	5.77%	17
Providence in the Park	43	0.89%	18
Retreat at Rocky Ridge	19	3.07%	5
Terraces at Lake Mary	17	2.67%	(16)
Pines of York	16	0.34%	19
Village of Bonita Glen	14	0.28%	11
All other, net	(385)	(1.90)%	(1)
	$191

The increases were offset by a net decrease in rental income across all other properties, largely driven by decreases in occupancy related to factors affected by COVID-19.  Two properties driving nearly half of the decrease in revenues within this category are Cannery, which has a number of commercial tenants, and Calloway at Las Colinas, which experienced a decrease in occupancy; both of which relate to disruptions caused by COVID-19.

We recorded asset and property management fee revenue from REIT II and REIT III for the period September 9, 2020 through September 30, 2020 of $991,000 due to the Self-Management Transaction.

Expenses: Our total rental operating expenses for the 28 properties we owned during both three month periods presented increased by approximately $1.2 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily driven by a $377,000 increase in turnover costs, a $234,000 increase in insurance costs, a $213,000 increase in utilities, and a $159,000 increase in payroll, offset by a $263,000 decrease in real estate taxes.

Transaction costs of $1.8 million were expensed in connection with the Self-Management Transaction during the three months ended September 30, 2020.

As a part of the Self-Management Transaction, management fees decreased by $1.2 million due primarily to the elimination of fees for the period after September 8, 2020.  This elimination of fees is partially offset by a $392,000 increase in fees paid to our third-party property manager to manage our properties as well as those of REIT II and REIT III which would have previously been paid by the external advisors to REIT II and REIT III.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place antennae leases. The decrease in depreciation and amortization expense during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was comprised as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Depreciation	$(525)	$(132)	$7	$(650)
Amortization of intangibles	(2)	—	—	(2)
	$(527)	$(132)	$7	$(652)

The decrease in depreciation was driven by the age of the properties, and to a lesser extent, the sale of Pinehurst in December 2019.

(Back to Index)

(Back to Index)

Interest expense decreased by $3.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The overall decrease is primarily due to lower interest rates on variable rate debt.  Approximately $94,000 of the decrease is attributable to the decrease in outstanding borrowings due to the sale of Pinehurst in December 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019:

The following table sets forth the results of our operations (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Revenues:
Rental income	$99,625	$101,766
Property management fee income	289	—
Asset management fee income	702	—
Total revenues	100,616	101,766
Expenses:
Rental operating - expenses	19,776	19,066
Rental operating - payroll	9,211	9,946
Rental operating - real estate taxes	12,864	13,059
Subtotal - Rental operating expenses	41,851	42,071
Acquisition costs	113	—
Property management fees - third party	392	—
Management fees	12,589	13,931
Transaction costs	1,849	—
General and administrative	8,117	7,407
Loss on disposal of assets	363	333
Depreciation and amortization expense	38,927	40,483
Total expenses	104,201	104,225
Loss before net gains on dispositions	(3,585)	(2,459)
Net gain on disposition of property	—	34,575
Income (loss) before other income (expense)	(3,585)	32,116
Other income (expense):
Interest expense	(19,772)	(29,258)
Interest income	141	305
Gain on sale of land easement	310	—
Insurance proceeds in excess of cost basis	39	570
Total other (expense) income	(19,282)	(28,383)
Net (loss) income	$(22,867)	$3,733

(Back to Index)

(Back to Index)

The following table presents the results of operations separated into two categories: the results of operations of the 28 properties and one performing loan that we owned for the entirety of both periods presented, properties purchased or sold during either of the periods presented, and company level revenues and expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
	Properties owned both periods	Properties purchased/sold during either period	Company level	Total	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Revenues:
Minimum rents	$92,688	$33	$—	$92,721	$91,384	$2,755	$—	$94,139
Utility income	5,683	—	—	5,683	5,548	474	—	6,022
Other ancillary fees	1,221	—	—	1,221	1,522	83	—	1,605
Rental income	99,592	33	—	99,625	98,454	3,312	—	101,766
Property management fee income	—	—	289	289	—	—	—	—
Asset management fee income	—	—	702	702	—	—	—	—
Total revenues	99,592	33	991	100,616	98,454	3,312	—	101,766
Expenses:
Rental operating - expenses	19,906	(130)	—	19,776	17,944	1,109	13	19,066
Rental operating - payroll	9,209	2	—	9,211	9,413	533	—	9,946
Rental operating- real estate taxes	12,864	—	—	12,864	12,823	236	—	13,059
Subtotal - Rental operating expenses	41,979	(128)	—	41,851	40,180	1,878	13	42,071
Acquisition costs	113	—	—	113	—	—	—	—
Property management fees - third party	220	—	172	392	—	—	—	—
Management fees	4,069	1	8,519	12,589	4,391	138	9,402	13,931
Transaction costs	—	—	1,849	1,849	—	—	—	—
General and administrative (1)	3,032	1	5,084	8,117	2,670	158	4,579	7,407
Loss on disposal of assets	363	—	—	363	323	10	—	333
Depreciation and amortization expense	38,920	—	7	38,927	39,878	605	—	40,483
Total expenses	88,696	(126)	15,631	104,201	87,442	2,789	13,994	104,225
Loss before net gains on dispositions	10,896	159	(14,640)	(3,585)	11,012	523	(13,994)	(2,459)
Net gain on disposition of property	—	—	—	—	—	34,575	—	34,575
Income (loss) before other (expense) income	10,896	159	(14,640)	(3,585)	11,012	35,098	(13,994)	32,116
Other (expense) income:
Interest expense	(19,772)	—	—	(19,772)	(27,064)	(2,194)	—	(29,258)
Interest Income	111	—	30	141	156	1	148	305
Gain on sale of land easement	310	—	—	310	—	—	—	—
Insurance proceeds in excess of cost basis	39	—	—	39	532	38	—	570
Total other (expense) income	(19,312)	—	30	(19,282)	(26,376)	(2,155)	148	(28,383)
Net (loss) income	$(8,416)	$159	$(14,610)	$(22,867)	$(15,364)	$32,943	$(13,846)	$3,733
(1)	Includes approximately $155,000 in COVID-19 related expenses for the nine months ended September 30, 2020.

(Back to Index)

(Back to Index)

Revenues:  The $1.3 million increase in minimum rents for the 28 properties we owned during both the nine months ended September 30, 2020 and 2019 reflects the implementation of our investment strategy to increase monthly rental income and occupancy rates after renovating and stabilizing operations and was primarily comprised of:

Multifamily Community	Rental Increase / (Decrease) (in thousands)	Change in Occupancy	Change in Effective Monthly Revenue Per Unit (in dollars)
Heritage Pointe	$481	0.73%	$116
Courtney Meadows Apartments	180	1.97%	53
Village of Bonita Glen	143	(1.18)%	78
Trailpoint at The Woodlands	130	2.66%	27
Terraces at Lake Mary	114	1.01%	34
Evergreen at Coursey Place	102	4.87%	(18)
Aston at Cinco Ranch	85	1.29%	26
Providence in the Park	83	(1.02)%	33
Pines of York	78	0.13%	35
The Bryant at Yorba Linda	76	(0.32)%	30
All other, net	(168)	(2.00)%	26
	$1,304

In addition, we recorded asset and property management fee revenue from REIT II and III for the period September 9, 2020 through September 30, 2020 of $991,000 due to the Self-Management Transaction.

Expenses:  Our total rental operating expenses for the 28 properties we owned during both nine month periods presented increased by approximately $1.8 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to an increase of $586,000 in insurance expense, a $464,000 increase in turnover costs, and a $648,000 increase in repair costs. Additionally, there was a $41,000 increase in real estate taxes and a $204,000 decrease in payroll expense.

Transaction costs of $1.8 million were expensed in connection with the Self-Management Transaction during the nine months ended September 30, 2020.

As a part of the Self-Management Transaction, management fees decreased by $1.3 million due primarily to the elimination of fees for the period after September 8, 2020.  This elimination of fees is partially offset by a $392,000 increase in fees paid to our third-party property manager to manage our properties as well as those of REIT II and REIT III which would have previously been paid by the external advisors to REIT II and REIT III.

Total depreciation and amortization expense is comprised of the depreciation on our rental properties and amortization of intangible assets related to in-place antennae leases. The decrease in depreciation and amortization expense during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was comprised as follows (in thousands):

	Properties owned both periods	Properties purchased/sold during either period	Company level	Total
Depreciation	$(956)	$(605)	$7	$(1,554)
Amortization of intangibles	(2)	—	—	(2)
	$(958)	$(605)	$7	$(1,556)

The decrease in depreciation was driven by the age of the properties, as well as the sales of Williamsburg in March 2019 and Pinehurst in December 2019.

Net gains on dispositions of properties included in income (loss) before other (expense) income decreased by $34.6 million for the nine months ended September 30, 2020, during which period there were no dispositions, as compared to the nine months ended September 30, 2019, which had one disposition, as detailed below (in thousands):

(Back to Index)

(Back to Index)

Multifamily Community	Location	Sale Date	Contract Sales Price	Net Gains on Dispositions of Properties and Joint Venture Interests
2019 Dispositions:
Williamsburg	Cincinnati, OH	March 8, 2019	$70,000	$34,575

Interest expense decreased by $9.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Approximately $1.1 million of this decrease is driven by loan-related costs related to the sale of Williamsburg during the quarter ended March 31, 2019.  An additional $1.1 million of the decrease is due to the decrease in outstanding borrowings resulting from the sales of Williamsburg and Pinehurst in 2019.  The remaining decrease is largely driven by lower interest rates on variable rate debt.

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

Capital Expenditures

We deployed a total of $8.5 million during the nine months ended September 30, 2020 for capital expenditures. We expect capital expenditures to be reduced in future periods as we have temporarily suspended certain capital improvement projects at our properties in order to both preserve cash and offset any impact to our liquidity that may occur as a result of the COVID-19 pandemic.  The properties in which we deployed the most capital during the nine months ended September 30, 2020 are listed separately and the capital expenditures made on all other properties are aggregated in "All other properties" below (in thousands):

Multifamily Community	Capital deployed during the nine months ended September 30, 2020	Remaining capital budgeted
Vista Apartment Homes	$1,305	$613
The Westside Apartments	943	320
Calloway at Las Colinas	721	1,457
Heritage Pointe	491	843
The Bryant at Yorba Linda	450	2,650
Providence in the Park	425	966
Terraces at Lake Mary	394	1,345
Addison at Sandy Springs	389	865
Point Bonita Apartment Homes	378	1,085
Bristol Grapevine	352	1,372
All other properties	2,665	7,974
	$8,513	$19,491

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

(Back to Index)

(Back to Index)

to have distributions reinvested in additional shares at 95% of our current estimated value per share remains open; however, our Board of Directors has suspended distributions as of April 1, 2020, and we will not make any sales under the offering until distributions resume.

Gross Offering Proceeds

As of September 30, 2020, shares of our $0.01 par value common stock have been issued as follows (dollars in thousands):

	Shares Issued	Gross Proceeds
Shares issued through private offering	1,263,727	$12,582
Shares issued through primary public offering (1)	62,485,461	622,077
Shares issued through stock distributions	2,132,266	—
Shares issued through distribution reinvestment plan	17,018,612	175,018
Restricted shares issued to employees	645,526	—
Shares issued in conjunction with the Advisor's initial investment, net of 4,500 share conversion (2)	15,500	155
Total	83,561,092	$809,832
Shares redeemed and retired	(12,995,684)
Total shares issued and outstanding as of September 30, 2020	70,565,408

(1)	Includes 276,056 shares issued to the Advisor.
(2)	As part of the Self-Management Transaction on September 8, 2020 these shares were transferred by the Advisor.

(Back to Index)

(Back to Index)

Mortgage Debt

The following table presents a summary of our mortgage notes payable, net (in thousands):

	September 30, 2020				December 31, 2019
Collateral	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value	Outstanding Borrowings	Premium (Discount)	Deferred finance costs, net	Carrying Value
Vista Apartment Homes	$14,039	$—	$(42)	$13,997	$14,315	$—	$(68)	$14,247
Cannery Lofts	13,100	—	(86)	13,014	13,100	—	(108)	12,992
Trailpoint at the Woodlands	17,482	—	(97)	17,385	17,723	—	(121)	17,602
Verona Apartment Homes	32,970	—	(320)	32,650	32,970	—	(362)	32,608
Skyview Apartment Homes	28,400	—	(278)	28,122	28,400	—	(315)	28,085
Maxwell Townhomes	12,565	—	(33)	12,532	12,785	—	(53)	12,732
Evergreen at Coursey Place	25,225	18	(17)	25,226	25,627	34	(32)	25,629
Pines of York	13,875	(68)	(13)	13,794	14,114	(112)	(21)	13,981
The Estates at Johns Creek	65,000	—	(523)	64,477	65,000	—	(589)	64,411
Perimeter Circle	26,115	—	(265)	25,850	26,115	—	(304)	25,811
Perimeter 5550	20,630	—	(243)	20,387	20,630	—	(279)	20,351
Aston at Cinco Ranch	21,673	—	(54)	21,619	22,032	—	(96)	21,936
Sunset Ridge 1	17,922	5	(4)	17,923	18,300	54	(43)	18,311
Sunset Ridge 2	2,719	1	(1)	2,719	2,768	7	(6)	2,769
Calloway at Las Colinas	32,366	—	(69)	32,297	32,938	—	(115)	32,823
South Lamar Village	21,000	—	(263)	20,737	21,000	—	(298)	20,702
Heritage Pointe	24,394	—	(171)	24,223	24,808	—	(201)	24,607
The Bryant at Yorba Linda	75,666	—	(417)	75,249	66,238	—	(87)	66,151
Point Bonita Apartment Homes	25,366	844	(145)	26,065	25,696	1,063	(183)	26,576
The Westside Apartments	35,248	—	(258)	34,990	35,838	—	(293)	35,545
Tech Center Square	11,531	—	(78)	11,453	11,730	—	(101)	11,629
Retreat at Rocky Ridge	11,053	—	(117)	10,936	11,221	—	(145)	11,076
Providence in the Park	45,687	—	(279)	45,408	46,398	—	(345)	46,053
Green Trails Apartment Homes	60,029	—	(372)	59,657	60,998	—	(451)	60,547
Meridian Pointe	38,648	—	(333)	38,315	39,277	—	(402)	38,875
Terraces at Lake Mary	31,600	—	(216)	31,384	32,110	—	(259)	31,851
Courtney Meadows Apartments	26,710	—	(217)	26,493	27,100	—	(257)	26,843
Addison at Sandy Springs	22,568	—	(208)	22,360	22,750	—	(244)	22,506
Bristol at Grapevine	32,922	—	(261)	32,661	32,922	—	(306)	32,616
	$806,503	$800	$(5,380)	$801,923	$804,903	$1,046	$(6,084)	$799,865

For maturity dates, related interest rates, monthly debt service, and monthly escrow payments, see Note 10 of the notes to our consolidated financial statements.

As of September 30, 2020, the weighted average interest rate of all our outstanding indebtedness was 2.57%.

Based on current lending market conditions, we expect that the debt financing we incur, on a total portfolio basis, will not exceed 55% to 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets (56% as of September 30, 2020). We may also increase the amount of debt financing we use with respect to an investment over the amount originally incurred if the value of the investment increases subsequent to our acquisition and if credit market conditions permit us to do so. Our charter limits us from incurring debt such that our total liabilities may not exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, although we may exceed this limit under certain circumstances. We expect that our primary liquidity source for acquisitions and long-term funding will include proceeds from dispositions and, to the extent we co-invest with other entities, capital from any future joint venture partners. We may also pursue a number of potential other funding sources, including mortgage loans, portfolio level credit lines and government financing.

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

Distributions Paid to Common Stockholders

For the nine months ended September 30, 2020, we paid aggregate distributions of $10.4 million, including $4.4 million of distributions paid in cash and $6.1 million of distributions reinvested in shares of common stock through our distribution reinvestment plan, as follows (in thousands, except per share data):

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

Distributions paid, distributions declared and sources of distributions paid were as follows for the nine months ended September 30, 2020 (dollars in thousands):

	Distributions Paid				Distributions Declared		Sources of Distributions Paid (1)
2020	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided By (Used In) Operating Activities	Total	Per Share	Operating Activities Amount Paid/Percent of Total	Debt Financing Amount Paid/Percent of Total	Property Dispositions Amount Paid/Percent of Total
First Quarter	$4,364	$6,085	$10,449	$(2,182)	$10,449	$0.15	$0 / 0%	$0 / 0%	$10,449 / 100%
Second Quarter	—	—	—	7,529	—	—	$0 / 0%	$0 / 0%	$0 / 0%
Third Quarter	—	—	—	8,875	—	—	$0 / 0%	$0 / 0%	$0 / 0%
	$4,364	$6,085	$10,449	$14,222	$10,449
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

Our net loss attributable to common stockholders' for the nine months ended September 30, 2020 was $23.0 million and net cash provided by operating activities was $14.2 million. Our cumulative cash distributions and net loss attributable to common shareholders from inception through September 30, 2020 were $272.7 million and $173.7 million, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operating activities, proceeds from dispositions of real estate and proceeds from debt financing. To the extent that we pay distributions from sources other than our cash flow from operating activities or gains from asset sales, we will have fewer funds available for investment in commercial real estate and real estate-related debt and the overall return to our stockholders may be reduced.

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:

•

Acquisition and transaction expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Under current GAAP, acquisition costs related to business combinations are expensed but are capitalized for asset acquisitions.  Prior to January 1, 2018, all of our acquisitions were accounted for as business combinations and their related costs were expensed.  On January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update 2017-01; we anticipate that most property acquisitions will be treated as asset acquisitions, therefore, the related costs will be capitalized.  Acquisition costs will continue to be funded from both the proceeds of debt financing and the proceeds of property dispositions, not from cash flows from operations.  We believe that by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those costs paid to our Advisor or third parties.

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

As an opportunity REIT, a core element of our investment strategy and operations is the acquisition of distressed and value-add properties and the rehabilitation and renovation of such properties in an effort to create additional value in such properties.  As part of our operations, we intend to realize gains from such value-add efforts through the strategic disposition of such properties after we have added value through the execution of our business plan.  As we do not intend to hold any of our properties for a specific amount of time, we intend to take advantage of opportunities to realize gains from our value-add efforts on a regular basis during the course of our operations as such opportunities become available, in all events subject to the rules regarding "prohibited transactions" of real estate investment trusts of the Internal Revenue Code of 1986, as amended (the “Code”).  Therefore, we also use adjusted funds from operations attributable to common stockholders, or AFFO, in addition to FFO and MFFO when evaluating our operations.  We calculate AFFO by adding/subtracting gains/losses realized on sales of our real properties from MFFO.  We believe that AFFO presents useful information that assists investors and analysts in the assessment of our operating performance as it is reflective of the impact that regular, strategic property dispositions have on our continuing operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders – GAAP	$(7,658)	$(9,641)	$(22,976)	$3,733
Net gain on disposition of property	—	—	—	(34,575)
Depreciation expense (1)	12,469	13,409	38,630	40,473
FFO attributable to common stockholders	4,811	3,768	15,654	9,631
Adjustments for straight-line rents (2)	(499)	—	(606)	128
Amortization of intangible lease assets	2	3	8	9
Realized loss on change in fair value of interest rate cap related to extinguishments	—	—	—	109
Debt premium amortization (3)	(80)	(84)	(244)	(249)
Transaction costs (4)	1,807	—	1,807	—
Acquisition costs	—	—	113	—
MFFO attributable to common stockholders	6,041	3,687	16,732	9,628
Net gain on disposition of property	—	—	—	34,575
AFFO attributable to common stockholders	$6,041	$3,687	$16,732	$44,203

Basic and diluted net (loss) income per common share - GAAP	$(0.11)	$(0.14)	$(0.33)	$0.05
FFO per share (5)	$0.07	$0.05	$0.22	$0.14
MFFO per share (5)	$0.09	$0.05	$0.24	$0.14
AFFO per share (5)	$0.09	$0.05	$0.24	$0.63
Weighted average shares outstanding - basic	69,920	70,226	69,867	70,382
Weighted average shares outstanding - diluted (6)	69,922	70,226	69,867	70,382

(1)	Depreciation expense excludes amounts attributable to noncontrolling interests for the three and nine months ended September 30, 2020 of $289,000.
(2)	Adjustments for straight-line rents excludes amounts attributable to noncontrolling interests for the three and nine months ended September 30, 2020 of $12,000.
(3)	Debt premium amortization excludes amounts attributable to noncontrolling interests for the three and nine months ended September 30, 2020 of $2,000.
(4)	Transaction costs excludes amounts attributable to noncontrolling interests for the three months ended September 30, 2020 of $42,000.
(5)	Calculated using weighted average shares outstanding – diluted.
(6)

None of the shares of convertible stock and unvested performance based restricted stock awards are included in the diluted earnings per share calculations because the necessary conditions for conversion have not been satisfied as of either September 30, 2020 or September 30, 2019.  Weighted average shares outstanding – diluted in this table, which was used to calculate FFO per share, MFFO per share, and AFFO per share, includes 9,124 unvested, time based restricted shares outstanding as of September 30, 2020.   These restricted shares were excluded from the calculation of diluted net (loss) income per common share – GAAP because their effect would be antidilutive.

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

(Back to Index)

(Back to Index)

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements or obligations.

Subsequent Events

On October 29, 2020 we refinanced the $19.8 million mortgage loan secured by Sunset Ridge. The new loan for $28.6 million matures on October 29, 2027.

On November 2, 2020 we refinanced the $31.4 million mortgage loan secured by Calloway at Las Colinas. The new loan for $51.9 million matures on November 2, 2027.

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

We enter into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we entered into a total of 22 interest rate caps that were designated as cash flow hedges during the years 2016 through 2024. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of September 30, 2020 and December 31, 2019, we had $654.8 million and $650.6 million, respectively, in variable rate outstanding borrowings. If interest rates on the variable rate outstanding borrowings had been 100 basis points higher during the nine months ended September 30, 2020 and the year ended December 31, 2019, our interest expense would have increased by approximately $5.0 million and $6.1 million, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate outstanding borrowings. As of September 30, 2020 and December 31, 2019, we had $151.7 million and $154.3 million, respectively, in fixed rate outstanding borrowings. As of September 30, 2020 and December 31, 2019, our fixed rate outstanding borrowings had an estimated aggregate fair value of $154.6 million and $154.4 million, respectively. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2020 and December 31, 2019, the fair value of these fixed rate outstanding borrowings would have decreased by $1.9 million and $2.9 million, respectively.

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

Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

(Back to Index)

(Back to Index)

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.

ITEM 1A.  Risk Factors.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2019 includes detailed discussions of the Company’s risk factors under the heading “Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in the Annual Report on Form 10-K, which the Company is including in this Quarterly Report on Form 10-Q as a result of the execution of the Merger Agreement on September 8, 2020, as further described above.  References to the “Combined Company” are to the surviving company following the merger of the Company and REIT II.  References to the “Fully Combined Company” are to the surviving company following the mergers of the Company and REIT II and REIT III and REIT II.

Risks Related to the Merger

The merger consideration will not be adjusted in the event of any change in the relative values of the Company or REIT II.

Upon the consummation of the Merger, each outstanding share of our common stock (or fraction thereof) will be converted automatically into the right to receive 1.22423 shares of REIT II common stock (or fraction thereof) and each outstanding share of our convertible stock will be converted automatically into the right to receive $0.02 in cash (without interest). The exchange ratio will not be adjusted, other than in the limited circumstances as expressly contemplated in the Merger Agreement in connection with stock splits, combinations, reorganizations or other similar events affecting the outstanding common stock or REIT II common stock. Except as expressly contemplated in the Merger Agreement, no change in the merger consideration will be made for any reason, including the following:

•	changes in the respective businesses, operations, assets, liabilities and prospects of the Company and REIT II;
•	REIT II’s failure to complete the REIT III Merger;
•	changes in the estimated value per share of either the shares of the Company common stock or REIT II common stock;
•	interest rates, general market and economic conditions and other factors generally affecting the businesses of the Company and REIT II;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company and REIT II operate;
•	dissident stockholder activity, including any stockholder litigation challenging the transaction; and
•	acquisitions, disposals or new development opportunities.

It is possible that the global COVID-19 pandemic has adversely affected the value of the Company’s assets more than it has affected the value of REIT II’s assets.

Completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.

The Merger Agreement is subject to many conditions, which must be satisfied or waived in order to complete the Merger. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company has incurred and will continue to incur certain transaction costs, regardless of whether the Merger closes, which could adversely affect the Company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company . In addition, the Company may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by June 8, 2021. If the Merger is not consummated, the ongoing business of the Company could be adversely affected.

Completion of the Merger is not contingent on the completion of the REIT III Merger.

(Back to Index)

(Back to Index)

The completion of the Merger is not contingent on the completion of the REIT III Merger, which means the Merger may be completed without the REIT III Merger also being completed. As of June 30, 2020, REIT III owned 6 multifamily properties. In the event the REIT III Merger is not completed, the Company investors who receive REIT II common stock in the Merger will not benefit from REIT II’s ownership of the REIT III properties. Furthermore, one of the reasons for the Mergers is to realize efficiencies related to the consolidation of the sponsor’s affiliated REITs that own multifamily properties into one entity. Some of these efficiencies will not be as great if the REIT III Merger is not completed. The REIT III Merger is subject to a number of conditions, including approval by REIT III’s stockholders, and there can be no assurances that the REIT III Merger will be completed.

Failure to complete the Merger could negatively impact the future business and financial results of the Company.

If the Merger is not completed, the ongoing business of the Company could be materially and adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	the Company being required, under certain circumstances, to pay to REIT II a termination fee of $22.990 million and up to $2 million as reimbursement for REIT II’s expenses;
•	the Company having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•	the diversion of the Company management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.

If the Merger is not completed, these risks could materially affect the business and financial results of the Company.

The pendency of the Merger, including as a result of the restrictions on the operation of the Company’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of the Company.

In connection with the pending Merger, some business partners or vendors of the Company may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of the Company, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, the Company may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The Company is seeking approval of its stockholders of the charter amendment, which would remove substantive and procedural protections relating to Roll-Up Transactions such as the Merger.

The Company is seeking approval of its stockholders of the charter amendment. If adopted, this proposal would remove substantive and procedural protections relating to Roll-Up Transactions, which would eliminate certain protections that would have applied to the Merger. For example, the Company charter provides that prior to conducting a Roll-Up Transaction, the Company would be required to obtain an appraisal of the Company’s assets. In addition, as part of the Roll-Up Transaction, the Company would be required to provide stockholders certain rights including the right to remain as a stockholder of the Company and preserve their interests therein on the same terms and conditions as existed previously, or to receive cash in an amount equal to the stockholders’ pro rata share of the appraised value of the net assets of the Company, even if the Company Board concludes that transaction would be in the Company’s best interests. Because the Merger is conditioned on approval of the charter amendment, the Company Stockholders will not be entitled to the benefit of these protections in connection with the Merger.

The Company expects to incur substantial expenses related to the Merger.

The Company expects to incur substantial expenses in connection with completing the Merger and integrating the properties and operations of the Company with REIT II. Although the Company has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of the Company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the

(Back to Index)

(Back to Index)

realization of economies of scale and cost savings following the completion of the Merger and the Self-Management Transaction.

The ownership positions of the stockholders will be diluted by the Merger.

The Merger will result in the stockholders having an ownership stake in the Combined Company that is smaller than their current stake in the Company. Upon completion of the Merger, based on the number of shares of REIT II common stock and the Company common stock outstanding on June 30, 2020, former Company Stockholders will own approximately 58.39% of the issued and outstanding shares of common stock of the Combined Company. Upon completion of the Mergers, former stockholders will own approximately 54.23% of the issued and outstanding shares of common stock of the Fully Combined Company. Consequently, the stockholders, as a general matter, will have less influence over the management and policies of the Combined Company following the Mergers than they currently exercise over the management and policies of the Company.

The Merger is expected to be dilutive to estimated net income and funds from operations (“FFO”) for the stockholders.

The Merger is expected to be dilutive to estimated net income and FFO for the stockholders, which would potentially decrease the amount of funds available to distribute to the stockholders as stockholders of the Combined Company, as well as for the stockholders as stockholders of the Fully Combined Company.

Risks Related to the Combined Company Following the Mergers

The Combined Company will be newly self-managed.

The Self-Management Transaction was consummated on September 8, 2020, and assuming the Mergers are consummated, the Combined Company will be a self-managed REIT. The Combined Company will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of the Company, REIT II, REIT III and their affiliates; however, the Combined Company’s expenses will include the compensation and benefits of the Combined Company’s officers, employees and consultants, as well as overhead previously paid by the former external advisors of the Company, REIT II and REIT III and their affiliates. The Combined Company’s employees will provide services historically provided by the external advisors and their affiliates. The Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Combined Company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, the Combined Company has not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If the Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.

The Combined Company will have substantial indebtedness upon completion of the Mergers.

In connection with the Mergers, the Combined Company will assume and/or refinance certain indebtedness of the Company and REIT III and will be subject to risks associated with debt financing, including a risk that the Combined Company’s cash flow could be insufficient to meet required payments on its debt. As of June 30, 2020, REIT II had approximately $548.2 million of outstanding debt, substantially comprised of $544.5 million of mortgage notes payable, net. After giving effect to the Mergers, the Fully Combined Company’s total pro forma consolidated indebtedness will increase. Taking into account the Company’s existing indebtedness, transaction expenses and the assumption and/or refinancing of indebtedness in the Merger, the Combined Company’s pro forma consolidated indebtedness as of June 30, 2020, after giving effect to the Merger, would be approximately $1.35 billion. Taking into account both the Company’s and REIT III’s existing indebtedness, transaction expenses, and the assumption and/or refinancing of indebtedness in the Mergers, the Fully Combined Company’s pro forma consolidated indebtedness as of June 30, 2020, after giving effect to the Mergers, would be approximately $1.5 billion. The Combined Company is expected to have limited near-term debt maturities with approximately 52% leverage based on appraised values. The Fully Combined Company is expected to have limited near-term debt maturities with approximately 53% leverage based on appraised values.

The Combined Company’s indebtedness could have important consequences to holders of its common stock and preferred stock, if any, including the stockholders who receive REIT II common stock in the Merger, including:

•	vulnerability of the Combined Company to general adverse economic and industry conditions;

(Back to Index)

(Back to Index)

•	limiting the Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the use of a substantial portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry;
•	putting the Combined Company at a disadvantage compared to its competitors with less indebtedness; and
•	limiting the Combined Company’s ability to access capital markets.

The Combined Company may need to incur additional indebtedness in the future.

It is possible that the Combined Company may increase its outstanding debt from current levels. The amount of such indebtedness could have material adverse consequences for the Combined Company, including hindering the Combined Company’s ability to adjust to changing market, industry or economic conditions; limiting the Combined Company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions, development or emerging businesses and limiting the possibility of a listing on a securities exchange; limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock redemptions or other uses; making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.

Following the Mergers, the Company Stockholders may receive a lower dollar amount per share in monthly distributions if the Combined Company pays distributions at REIT II’s prior rate.

Effective April 1, 2020, REIT II and the Company suspended distributions in order to preserve cash at their respective properties in order to offset any disruptions in rents that may occur as a result of COVID-19. Prior to the suspension of distributions, REIT II’s distributions were equivalent to a 4% annualized distribution rate based on a purchase price of $10.00 per share, or $0.40 per share annually. The Company’s distributions were equivalent to a 6% annualized distribution rate based on $10.00 per share, or $0.60 per share annually. Based on the merger consideration of 1.22423 shares of REIT II common stock for each share of the common stock, if REIT II resumed paying distributions at the rate prior to their suspension in April 2020, annual distributions post-merger would be approximately $0.49 per share. There is no guarantee that the Combined Company will pay distributions at this rate, if at all, and all decisions regarding future distributions will remain entirely at the discretion of the Combined Company’s board of directors.

Stockholders of the Combined Company will have no contractual or other legal right to distributions that have not been authorized by the Combined Company’s board of directors and declared by the Combined Company.

Following the consummation of the Mergers, the Combined Company may assume certain potential and unknown liabilities relating to the Company and REIT III.

Following the consummation of the Mergers, the Combined Company will have assumed certain potential and unknown liabilities relating to the Company and REIT III. These liabilities could be significant and have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.

If the Company Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.

The Company Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Company Merger is conditioned on the receipt by each of the Company and REIT II of an opinion of its respective counsel to the effect that the Company Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the Company Merger failed to qualify as a tax-free reorganization, then each the Company Stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the Merger Consideration (i.e. the fair market value of the shares of REIT II common stock) received by the Company Stockholder in the Company Merger; and (ii) the Company Stockholder’s adjusted tax basis in its the Company common stock.

(Back to Index)

(Back to Index)

The Combined Company will depend on key personnel for its future success and the loss of key personnel or inability to attract and retain personnel could harm the Combined Company’s business.

The future success of the Combined Company will depend in large part on the ability of the Combined Company to attract and retain a sufficient number of qualified personnel. The future success of the Combined Company also depends upon the service of the Combined Company’s executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over the Combined Company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the Combined Company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the Combined Company in negotiations with lenders, existing and potential residents and industry personnel.

Many of the Combined Company’s other key executive personnel, particularly its senior managers, also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective residents is critically important to the success of the Combined Company’s business. The loss of services of one or more members of the Combined Company’s senior management team, or the Combined Company’s inability to attract and retain highly qualified personnel, could adversely affect the Combined Company’s business, diminish the Combined Company’s investment opportunities and weaken its relationships with lenders, business partners, existing and potential residents and industry personnel, which could materially and adversely affect the Combined Company.

Key employees may depart either before or after the Mergers because of a desire not to remain with the Combined Company following the Mergers. Accordingly, no assurance can be given that the Combined Company will be able to retain key employees.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

All securities sold by us during the three months ended September 30, 2020 were sold in an offering registered under the Securities Act of 1933, as amended (the "Securities Act").

Redemption of Securities

During the three months ended September 30, 2020, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Year-to-Date Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2020	—	$—	—	(2)
August 2020	—	$—	—	(2)
September 2020	—	$—	134,300	(2)
	—

(1)The share redemption program commenced on June 16, 2010 and was subsequently amended on September 29, 2011 and March 28, 2018.

(2)

We currently limit the dollar value and number of shares that may yet be redeemed under our program as described below.  During the three months ended September 30, 2020 we did not redeem any shares pursuant to our share redemption program as the program was suspended effective September 8, 2020, in connection with the proposed mergers with REIT II.  The program resumed with respect to special redemptions effective as of November 22, 2020.

Effective March 20, 2020, our share redemption program is only available for redemptions submitted in connection with a stockholder’s death, qualifying disability, or confinement of a stockholder to a long-term care facility (collectively, “special redemptions”). On September 8, 2020, the share redemption program was fully suspended in connection with signing the Merger Agreement and subsequently resumed with respect to special redemptions on October 22, 2020.   While the partial suspension of the share redemption program is in effect, we will only accept requests for special redemptions and all other pending or new requests will not be honored or retained, but will be cancelled with the ability to resubmit when, if ever, the share redemption program is fully resumed. As a result of the suspension of the share redemption program on September 8, 2020, we did not process any redemption requests for the three months ended September 30, 2020.

(Back to Index)

(Back to Index)

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

Our share redemption program, including special redemptions, will be available only for stockholders who purchase their shares directly from us or the transferees mentioned below, and is not intended to provide liquidity to any stockholder who acquired his or her shares by purchase from another stockholder. In connection with a request for redemption, the stockholder or his or her estate, heir or beneficiary will be required to certify to us that the stockholder acquired the shares to be repurchased either (1) directly from us or (2) from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the investor's immediate or extended family (including the investor's spouse, parents, siblings, children or grandchildren and including relatives by marriage), (ii) through a transfer to a custodian, trustee or other fiduciary for the account of the investor or members of the investor's immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

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

2.1

Agreement and Plan of Merger dated September 8, 2020, by and among REIT II, OP II, Merger Sub I, REIT I and OP I, (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

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
10.1

Contribution and Exchange Agreement dated September 8, 2020 by and among OP I, PM Contributor, Advisor Contributor, PM Holdings and Advisor Holdings, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020)

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
10.2

Transitional Services Agreement dated September 8, 2020 by and among OP I, PM Contributor, Advisor Contributor and Resource America, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.3

Amended and Restated Limited Partnership Agreement of Resource Real Estate Opportunity OP, LP dated September 8, 2020 between the Registrant and RRE Opportunity Holdings, LLC, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.4

Amendment to Fourth Amended and Restated Advisory Agreement dated September 8, 2020 between REIT I and Resource Real Estate Opportunity Advisor, LLC, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.5

Investor Rights Agreement dated September 8, 2020 by and among REIT I, OP I , PM Contributor and Advisor Contributor, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 11, 2020)

10.6	Employment Agreement dated September 8, 2020 between REIT I and Mr. Feldman, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 11, 2020)
10.7	Employment Agreement dated September 8, 2020 between REIT I and Mr. Elliott, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 11, 2020)
10.8	Employment Agreement dated September 8, 2020 between REIT I and Ms. Weisbaum, (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 11, 2020)
10.9	Resource Real Estate Opportunity REIT, Inc. Long-Term Incentive Plan, (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 11, 2020)
10.10	Form of Restricted Stock Agreement, (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 11, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Redemption Program dated March 28, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed March 29, 2018)
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE OPPORTUNITY REIT, INC.

November 10, 2020	By:	/s/ Alan F. Feldman
ALAN F. FELDMAN
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 10, 2020	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Chief Financial Officer, Executive Vice
President and Treasurer (Principal Financial Officer)
November 10, 2020	By:	/s/ Steven R. Saltzman
STEVEN R. SALTZMAN
Chief Accounting Officer and Vice President
(Principal Accounting Officer)

(Back to Index)